Form 10QSB
period 1994-09-30
CHARIOT ENTERTAINMENT INC
filed 1996-12-23
CIK 790066

                        SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON D.C. 20549


                                FORM 10-QSB


                 [X] QUARTERLY REPORT PURSUANT TO 13 OR 15(D)
                    OF THE SECURITES EXCHANGE ACT OF 1934


            For the quarterly period ended:  September 30, 1994


                       Commission file number 0-15210


                          AUTOCORP EQUITIES, INC.

                    (Formerly Chariot Entertainment, Inc.)
              Exact name of registrant as specified in its charter


                     NEVADA                      87-0522501
            (State of Incorporation)      (I.R.S. Employer ID#)


                        7373 Scottsdale Mall Suite 15
                         Scottsdale, Arizona 85251
                   (Address of principal office & Zip Code)


                              (602) 970-5308
              (Registrants telephone number including area code)


            Indicate by check mark whether the registrant (1) has
           filed all reports required to be filed by Section 13 or
   15(d) of the Securities and Exchange act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90
  days.                       Yes __X___  No ______


             Common Stock, $.001 par value             4,695,964
                 (Title of class)              (Number of shares
                                               outstanding 9/30/94)

                          AUTOCORP EQUITIES, INC.




                                  INDEX


                                                 Page

Part I.       Financial Information               3-6


Item 1.       Financial Statements                3-6

              Notes                               7-9

Item 2.       Management's Discussion and         9-10
              Analysis of Financial Condition
              and operating results


Part II.      Other Information, Items 1-5         10

              Signatures                           11

                              AUTOCORP EQUITIES, INC.
                             Balance Sheet (Unaudited)


ASSETS                     Sept. 30, 1994     June 30, 1994
                                               (Audited)

Current Assets


Cash                               -         $      325
Prepaid Expenses                   -            149,874
License                            -            658,319
Barter credits              $   94,606             -

    Total Current Assets    $   94,606          808,518

Other Assets

Prepaid Advertising            400,000             -
Prepaid Rent                                    397,000

   Total Other Assets          400,000          397,000

    Total Assets             $ 494,606       $1,205,518



LIABILITIES AND STOCKHOLDERS EQUITY


Current Liabilities
Accounts Payable                98,096           11,273
Notes payable;                    -
related party
Judgment payable                  -

 Total Current Liabilities   $  98,096           11,271

Stockholders Equity

Common Stock                     4,695            3,891
110,000,000 shares
authorized;$0.001 par value;
4,695,964 issued

Additional Paid-in Capital    8,927,254       8,581,105
Retained Deficit             (7,883,439)     (6,738,751)
Subscription receivable        (652,000)       (652,000)

Total Stockholders' Equity   $  396,510       1,194,245

Total Liabilities &
Stockholders Equity          $  494,606       1,205,518


                             AUTOCORP EQUITIES, INC.
                             Statement of Operations

                              3 Months ended    Year ended
                               Sept. 30, 1994   June 30, 1994

Revenue                              -           $  78,365


EXPENSES

General & administrative       $  160,306          483,338

Discounted Operations             984,382        6,505,332

   Total Expenses               1,144,688        6.988,670


NET(LOSS) BEFORE TAXES         (1,144,688)      (6,910,305)


PROVISION FOR INCOME TAXES          -                -

NET LOSS                       (1,144,688)      (6,910,305)

NET LOSS PER SHARE                   (.25)           (2.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING            4,595,964        3,442,284


                          AUTOCORP EQUITIES, INC.
                          Statement of Cash Flows

                             3 Mo. ended     Year ended
                             9/30/94         6/30/94
                             Unaudited       Audited
                            ------------     -----------

CASH FLOWS FROM
OPERATING ACTIVITIES

(Loss) Gain from operation     ($1,144,688)  ($6,910,305)
Discontinued operations                        5,494,475
Amortized pre-paid rent                          206,128
Increase(decrease)
in payables                        86,828           -
(Increase) decrease
in receivables                                  (139,400)
Write off license                  658,319
(Increase) decrease in
prepaids                           (3,000)

Prepaid exenses                    149,874
(Increase)decrease
deposits & other assets                          182,680
Stock issued for
services                           326,063       734,119
(Increase) barter credits          (94,606)



Net Cash Used by
Operating Activities              (21,215)      (432,303)

CASH FLOWS FROM
INVESTING ACTIVITIES                                -

CASH FLOW FROM
FINANCING ACTIVITIES

Net proceeds from sale              20,890       280,000
of stock

Net Cash Provided by
Financing Activities                20,890       280,000

NET INCREASE(DECREASE)
IN CASH                               (325)     (152,303)

CASH BEGINNING                         325       152,628

CASH ENDING                             -          325


                               AUTOCORP EQUITIES, INC.
                    Statement of Changes in Stockholders' Equity


                    Common  Stock      Retained    Total
                                       Deficit

                    Shares     Amount

                    _______    _____   _________   _______

Balance 6/30/93     2,992,913  2,993     171,554  4,244,286

Balance 6/30/94     3,891,659  3,891  (6,910,305) 1,194,245

Net loss 9/30/94                        (797,735)  (797,735)

Balance 9/30/94     4,695,964  4,695  (7,883,439)   396,510


Note A - Summary of Significant Accounting Policies


ORGANIZATION

     The Company was incorporated on January 2, 1986 under the name VIVATAE, INC. and completed its initial public offering in May 1986. In November 1986, the Company acquired all of the outstanding stock of Eagle Entertainment, Inc.
(EEI) and changed its name to EAGLE ENTERTAINMENT, INC. Through its subsidiaries, PERFORMANCE GUARANTEES INC. and EEI, the Company provided performance guarantees for motion picture productions.

     In September 1990, the Company divested its subsidiaries, EEI and PGI, and acquired TYNDALL MOTOR COMPANY and FAMILY FINANCE COMPANY, INC. in the retailing and financing of motor vehicles.

     On January 3, 1992 the Company changed its name to EAGLE HOLDINGS, INC. On September 30, 1992 the Company sold TYNDALL MOTOR COMPANY. In January 1993, the Company acquired MARTIN MOTORS, INC. The Company changed its name to EAGLE AUTOMOTIVE ENTERPRISES, INC. in October 1993.

     On March 28, 1994, the Company agreed to spin-off MARTIN MOTORS, INC. and FAMILY FINANCE COMPANY, INC. and acquired Diamond Entertainment II, Inc., a Utah corporation licensed by the Samuel Goldwyn Company to produce live productions of the "American Gladiators".

     On April 6, 1994, the Company changed its name to CHARIOT ENTERTAINMENT,
INC.

     On June 30, 1994, the Company exchanged all of its shares in Martin Motors, Inc. for one million of the Company's Class B preferred shares in a transaction that completed the March 28, 1994 divestiture of all interest the Company previously had in automobile dealerships.

     Effective August 16, 1994, the common stock of the Company was reversed on a 3 to 1 ratio changing the number of issued and outstanding shares from 10,480,829 to 3,493,609.

     In September 1994, the Company terminated its relationship with M&M Investments, Inc. for its failure to perform under a funding agreement for the production costs of the "American Gladiators" live production at the Imperial Palace Hotel and Casino in Las Vegas, Nevada.

     On September 23, 1994, Stanley F. Wilson and Mark R. Moldenhauer joined Lyle Boss and Cord Beatty as members of the board of directors.

     On November 16, 1994, Mr. Boss and Mr. Beatty resigned as officers and directors of the Company. Mr. Wilson was elected President and Mr. Moldenhauer, Secretary.

     On November 16, 1994, the Company sold all of its stock in AM-GLAD Entertainment, Inc., a subsidiary acquired in March 1994, and Diamond Entertainment II, Inc. to Diamond Entertainment, L.C., a company owned and controlled by Lyle Boss and Cord Beatty. AM-GLAD Entertainment, Inc. and Diamond Entertainment II, Inc. held the licensing rights for the production of the "American Gladiators" live productions in Las Vegas, Nevada. The Company reserved a royalty from any future revenues of said production, if any.

     On December 5, 1994, the Company assigned its rights in a certain lease with the Oceanwalk Mall at the Hollywood Beach Hotel, Hollywood, Florida to Fuji Capital, Inc. in consideration for advertising due bills from the American Independent Network.

     On December 31, 1994, the Goldwyn Licensing Agreement expired and the Company re-entered the business development stage.

     On September 30, 1996, the Company changed its name to AUTOCORP EQUITIES, INC., in anticipation of attracting a business combination candidate in the automotive industry.

     On October 9, 1996, the Company settled three claims for the collection of receivable accounts resulting from the sale of the Company's securities. Pursuant to the Settlement Agreements, the Debtors have delivered 324,000 shares of the Company's common stock to an Escrow Agent to be sold by the Escrow Agent on behalf of the Debtors if and when the market price of the Company's shares reach $1.00 per share. The settlement entitles the Company to the proceeds as satisfaction of the debt.

     On October 10, 1996, the Company sold and assigned any and all rights it had to the payment of a debt owed to the Company in consideration of the Assignee granting the Company the right to the proceeds from the Assignee's future sale of its previously issued shares of the Company. Pursuant to that Agreement, the Assignee has delivered 74,000 shares to an Escrow Agent for sale on its behalf if and when the market price of the Company's shares reach $1.00 per share.

     On November 18, 1996, the Company entered into stock subscription agreements with two subscribers who delivered funds in the amount of $150,000 to an Escrow Agent to be held in escrow subject to the completion of an acquisition of new car dealership(s).


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     The Company is a development stage company. The following discussion of the operations and financial condition should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB. As set forth in Item 1, currently the Company has no on going operations.

Liquidity and Capital Resources:

     For the three months ending September 30, 1994, the Company had total assets of $494,606,000 and total stockholders equity of $396,510. During the same period the Company had current assets of $94,606 and current liabilities of $98,096 which results in a substantial lack of liquidity. The Company's capital resources does not include cash and its single asset consists of an advertising credit. The Company continues to experience a liquidity problem with no cash reserves as of September 30, 1994. Historically the Company's working capital needs have been satisfied through financing activities primarily consisting of the sale of shares of the Company's Common Stock. The Company anticipates meeting its working capital needs during the current fiscal year primarily with proceeds resulting from the private placement of Company securities. The Company has in escrow $150,000 in cash and notes to be released upon the closing of an acquisition of a retail automobile dealership.

     At September 30, 1994, the Company showed an operating loss of $1,144,688. The Company believes that it will require additional funds to cover the costs (primarily legal and accounting) to continue its plan of acquisition, meeting its reporting obligations under the Exchange Act and supporting general and administrative overhead. The Company will seek to borrow such funds and/or raise such funds through the private or public sale of its Common Stock. No assurances can be given that such financing will be available or that it can be obtained on terms satisfactory to the Company. If the Company is unable to secure financing from the sale of its securities or from private lenders, management believes that the Company will be unable to continue with its current business plan. In the opinion of management, inflation has not had a material effect on the operations of the Company.

     During the next twelve months the Company will stress the acquisition of existing retail automobile dealerships. The Company is currently contemplating undertaking a new offering of its debt and/or equity securities in order to achieve its business objectives over the next twelve months. Unless the Company is able to raise additional capital from borrowing or the sale of corporate debt and/or equity securities, the Company will encounter a shortage of capital to accomplish its business objectives.

Results of Operations:

     Included herein are financial statements of the Company covering the 3 month period ending September 30, 1994. For the period ended September 30, 1994, the Company had a net operating loss of ($1,144,688) on total revenues of $0.00. The Company has short term debts consisting of past due trade payables. The Company is still in the development stage and at present has no on going operations. However, the Company has entered into a non-binding Letter of Intent for the acquisition of two existing retail automobile dealerships. Should the Company successfully complete the acquisition then during 1997 the Company will be the subject of on going operations.


Part II Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a vote of Shareholders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Forms 8-K

         None

                                SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            AUTOCORP EQUITIES, INC.


December 11, 1996          ____________________________
                           Stanley F. Wilson, President