Form 10QSB
period 1995-03-31
CHARIOT ENTERTAINMENT INC
filed 1996-12-26
CIK 790066

                       SECURITIES AND EXCHANGE COMMISSION


                           WASHINGTON D.C. 20549


                                 FORM 10-QSB


                [X] QUARTERLY REPORT PURSUANT TO 13 OR 15(D)
                    OF THE SECURITES EXCHANGE ACT OF 1934


             For the quarterly period ended:  March 31, 1995


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


     Common Stock, $.001 par value             4,695,964
          (Title of class)              (Number of shares
                                        outstanding 3/31/95)

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


ASSETS                     Mar. 31, 1995     June 30, 1994
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


                           AUTOCORP EQUITIES, INC.
                           Statement of Operations

                              3 Months ended    Year ended
                               Mar. 31, 1995   June 30, 1994

Revenue                              -        $  78,365


EXPENSES

General & administrative       $     -          483,338

Discounted Operations                -        6,505,332

   Total Expenses                    -        6.988,670


NET(LOSS) BEFORE TAXES               -       (6,910,305)


PROVISION FOR INCOME TAXES           -                -

NET LOSS                             -       (6,910,305)

NET LOSS PER SHARE                   -            (2.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                -         3,442,284


                                AUTOCORP EQUITIES, INC.
                                Statement of Cash Flows


                              3 Mo. ended    3 Mo. ended     Year ended
                              3/31/95        9/30/94         6/30/94
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


                             AUTOCORP EQUITIES, INC.
                  Statement of Changes in Stockholders' Equity



                    Common  Stock      Retained    Total
                                       Deficit

                    Shares     Amount

                    _______    _____   _________   _______

Balance 6/30/94     3,891,659  3,891  (6,738,751) 1,194,245

Balance 9/30/94     4,695,964  4,695  (7,883,439)   396,510

Net loss 3/31/95                           -          -

Balance 3/31/95     4,695,964  4,695  (7,883,439)   396,510


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

Liquidity and Capital Resources:

     For the three months ending March 31, 1995, the Company had total assets of $494,606 and total stockholders equity of $396,510. During the same period the Company had current assets of $94,606 and current liabilities of $98,096 which results in a substantial lack of liquidity. The Company's capital resources does not include cash and its single asset consists of an advertising credit. The Company continues to experience a liquidity problem with no cash reserves as of March 31, 1995. Historically the Company's working capital needs have been satisfied through financing activities primarily consisting of the sale of shares of the Company's Common Stock. The Company anticipates meeting its working capital needs during the current fiscal year primarily with proceeds resulting from the private placement of Company securities. The Company has in escrow $150,000 in cash and notes to be released upon the closing of an acquisition of a retail automobile dealership.

     At March 31, 1995, the Company showed no loss or gain. The Company believes that it will require additional funds to cover the costs (primarily legal and accounting) to continue its plan of acquisition, meeting its reporting obligations under the Exchange Act and supporting general and administrative overhead. The Company will seek to borrow such funds and/or raise such funds through the private or public sale of its Common Stock. No assurances can be given that such financing will be available or that it can be obtained on terms satisfactory to the Company. If the Company is unable to secure financing from the sale of its securities or from private lenders, management believes that the Company will be unable to continue with its current business plan. In the opinion of management, inflation has not had a material effect on the operations of the Company.

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

Results of Operations:

     Included herein are financial statements of the Company covering the 3 month period ending March 31, 1995. For the period ended March 31, 1995, the Company had a net operating income of $0.00 on total revenues of $0.00. The Company has short term debts consisting of past due trade payables. The Company is still in the development stage and at present has no on going operations. However, the Company has entered into a non-binding Letter of Intent for the acquisition of two existing retail automobile dealerships. Should the Company successfully complete the acquisition then during 1997 the Company will be the subject of on going operations.


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