Form 10KSB
period 1994-06-30
CHARIOT ENTERTAINMENT INC
filed 1997-01-07
CIK 790066

                      SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON D.C. 20549


                              FORM 10-KSB


                   ANNUAL REPORT PURSUANT TO 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended:  June 30, 1994


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


        Indicate by check mark whether the registrant (1) has
       filed all reports required to be filed by Section 13 or
 15(d) of the Securities and Exchange act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90
days.                     Yes _____  No ______


         Common Stock, $.001 par value             4,695,964
              (Title of class)              (Number of shares
                                         outstanding 6/30/94)

ITEM 1.       DESCRIPTION OF BUSINESS

     (a)  General Development of Business

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

     On April 6, 1994, the Company changed its name to CHARIOT ENTERTAINMENT,
INC.

     On June 15, 1994 the Company completed a private placement sale of 400,000 shares of its common stock to Corommandel Investments Limited at a price of $360,000 pursuant to Regulation S.

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

     On March 23, 1995, Mr. Moldenhauer resigned as an officer and director of the Company.

     On June 28, 1995, On-Line Consulting, Inc., a wholly owned subsidiary, divested certain certificates of deposit issued by Commercial Bank Sinektika by assigning any and all rights it had to the certificates and/or any proceeds therefrom to Western Omni Trust.

     On July 12, 1995, the Company succeeded in having four lawsuits filed by previous management dismissed with prejudice.

     On October 13, 1995, as a Guarantor under a fuel supply agreement of a previous subsidiary, the Company consented to a Judgment to Pacific Southwest Resources, Inc. PSR had previously filed Chapter Seven bankruptcy in January 1994. The Company is in settlement negotiations with the PSR bankruptcy trustee and is optimistic that a favorable settlement can be reached.

     On November 1, 1995, the Company, without admitting or denying liability, voluntarily consented to an injunction pursuant to a settlement with the Salt Lake City office of the Securities and Exchange Commission
(SEC). The settlement culminated an investigation of actions taken by previous management and resulted in no monetary fines or penalties against the Company or current management.

     On February 1, 1996, the Company entered into a Financial Consulting Agreement with Warwick-Clarendon Investors, Ltd for Warwick to provide financial public relations, securities market-making and investment/merchant banking services to the Company.

     On May 6, 1996, the Company engaged Crouch, Bierwolf & Chisholm, Certified Public Accountants, to perform a financial audit and periodic review of the books and records of the Company for the periods from March 31, 1994 to present.

     On May 16, 1996, in partial satisfaction of monies owed to Stanley F. Wilson, the President of the Company, the Company transferred all of its stock in On-Line Consulting, Inc., a wholly owned subsidiary, to Optimum Investments, Inc., a Nevada company owned by Stanley F. Wilson. The sole asset of On-Line was stock in the Company.

     On September 24, 1996, the Company received a cash settlement from Ford Motor Company pursuant to a Settlement Agreement with a confidentiality clause prohibiting disclosure of the terms except as required by law. The settlement was of claims made by the Company for damages caused in 1993 by Ford's imposition of its policy against public ownership and control of Ford dealerships.

     On September 26, 1996, the Denver office of the SEC completed its private investigation begun in July 1993 and took no action against the company or any of its current officers or directors.

     On September 27, 1996, Seven H Corporation vs. Eagle Holdings, Inc., the sole remaining litigation involving the Company, was dismissed with prejudice.

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

     Since January 1, 1995 to the present, the Company has restricted its conduct to business development activities in an effort to prepare the Company for a business combination beneficial to its shareholders. The Company is in various stages of discussions with several potential merger or acquisition candidates.

     (b)  Financial Information about Industry Segments

      The Company does not presently have separate industry segments.

     (c)  Narrative Description of the Business

     The Company's current business plan is to seek one or more potential business ventures anywhere in the United States which in the opinion of management warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principle business objective will be to seek long term growth potential in the business venture rather than to seek immediate short term earnings. The Company will not restrict its search to any particular business or industry but may participate in a business venture of essentially any kind or nature. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive upon the discretion of management.

     The Company will be subject to certain reporting obligations to the Securities and Exchange Commission and must submit information about significant acquisitions including certified financial statements for up to three prior fiscal years. Thus, it is the intention of management to look for acquisition candidates which can meet these requirements.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture in its preliminary or development stage, may participate in a business which is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate because any such venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

     The Company may acquire a business venture by conducting a reorganization involving the issuance of securities in the Company. Due to the requirements of certain provisions of the Internal Revenue Code of 1954 (as amended), in order to obtain certain beneficial tax consequences in such reorganizations, the number of shares held by all present shareholders of the Company prior to such transaction or reorganization, may be substantially less than the total outstanding shares held by such shareholders in any reorganized entity. As noted above, such a transaction may be based upon the sole determination of management without any vote or approval by the shareholders of the Company. The result of any such reorganization could be additional dilution to the shareholders of the Company prior to such reorganization. If the Company were to issue substantial additional securities in any such reorganization, or otherwise, such issuance may have an adverse effect on any trading market which may develop in the Company's securities in the future.


ITEM 2.  OFFICE FACILITIES AND EMPLOYEES

     The Company shares a 1,800 sq. ft. office space at 7373 Scottsdale Mall Suite 15, Scottsdale, Arizona 85251 which is being provided at no charge by the President of the Company. The Company has no employees.


ITEM 3.  PROPERTIES

     The Company presently has no properties, no significant assets and no working capital.

ITEM 4.  LEGAL PROCEEDINGS

     Currently there are no material legal or regulatory proceedings to which the Company is a party and no such proceedings are known by management to be threatened or contemplated against the Company.


ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


PART II


ITEM 6.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

     (a) Market Information

     The Company's common stock is traded in the over-the-counter market and is reported in the "pink sheets" under the symbol "GLADD". The following table shows, for the periods presented, the high and low closing bid quotations for the common stock. The quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and may not reflect actual transactions.


PERIOD ENDING (QUARTER)         BID HIGH         BID LOW
Sept. 30, 93                      $4.00           $2.50
Dec. 31, 93                       $3.36           $1.50
Mar. 30, 94                       $2.20           $0.50
June 30, 94                       $3.36           $1.20

Sept. 30, 94                      $0.50           $0.50
Dec. 31, 94                       $0.10           $0.10
Mar. 30, 95                       $0.05           $0.05
June 30, 95                       $0.05           $0.05



Sept. 30, 95                      $0.05           $0.05
Dec. 31, 95                       $0.05           $0.05
Mar. 30, 96                       $0.05           $0.05
June 30, 96                       $0.12           $0.12


    (b)  Holders

     The approximate number of record holders of the Company's common stock as of October 29, 1996 is 300.


     (c)  Dividends

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.


ITEM 7.  SELECTED FINANCIAL DATA

     The Company is authorized to issue 110,000,000 shares of its common stock with a par value of $.001.


ITEM 8.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     The Company is a development stage company. The following discussion of the operations and financial condition should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB. As set forth in Item 1, currently the Company has no on going operations.

Liquidity and Capital Resources:

     For the twelve months ending June 30, 1996, the Company had total assets of $400,000 and total stockholders equity of $83,407. During the same period the Company had no current assets and current liabilities of $316,593 which results in a substantial lack of liquidity. The Company's capital resources does not include cash and its single asset consists of an advertising credit. For the period ending June 30, 1995, the Company had total assets of $494,606 and total stockholder's equity of $396,510. During the same period the Company had current assets $94,606 and current liabilities of $98,096. The Company continues to experience a liquidity problem with no cash reserves as of June 30, 1996. Historically the Company's working capital needs have been satisfied through financing activities primarily consisting of the sale of shares of the Company's Common Stock. The Company anticipates meeting its working capital needs during the current fiscal year primarily with proceeds resulting from the private placement of Company securities. The Company has in escrow $150,000 in cash and notes to be released upon the closing of an acquisition of a retail automobile dealership.

     At June 30, 1996, the Company showed an operating loss of $313,103. The Company believes that it will require additional funds to cover the costs (primarily legal and accounting) to continue its plan of acquisition, meeting its reporting obligations under the Exchange Act and supporting general and administrative overhead. The Company will seek to borrow such funds and/or raise such funds through the private or public sale of its Common Stock. No assurances can be given that such financing will be available or that it can be obtained on terms satisfactory to the Company. If the Company is unable to secure financing from the sale of its securities or from private lenders, management believes that the Company will be unable to continue with its current business plan. In the opinion of management, inflation has not had a material effect on the operations of the Company.

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

Results of Operations:

     Included herein are audited financial statements of the Company covering the 12 month period ending June 30, 1996. For the years ended June 30, 1994, 1995 and 1996, the Company had net operating loss of ($6,910,305), ($1,144,688), ($313,103), respectively on total revenues of $78,365, $0.00,
$0.00 respectively. The Company has short term debts consisting of past due trade payables, a demand note due to the President of the Company and an outstanding judgment. The Company is still in the development stage and at present has no on going operations. However, the Company has entered into a non-binding Letter of Intent for the acquisition of two existing retail automobile dealerships. Should the Company successfully complete the acquisition then during 1997 the Company will be the subject of on going operations.


ITEM 9.  FINANCIAL STATEMENTS

      The Independent Auditor's Report and Consolidated Financial Statements of the Company, including the notes, are set forth on pages F-1 through F-11 and are hereby incorporated by reference.

ITEM 10.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     No independent accountant has resigned or has been dismissed by the Company as a result of any disagreements on accounting principles and practices and financial statement disclosures and nor has the Company received an adverse or qualified opinion during the past two years.


PART III


ITEM 11.  DIRECTORS AND EXECUTIVE OFFICERS

     (a)  Identification of Directors

     The directors of the Company are as follows:

     Stanley F. Wilson, 48, Chairman, Director

     (b)  Identification of Executive Officers

     The Executive Officers of the Company are as follows:

     Stanley F. Wilson - CEO, President, Secretary

     (c)  Significant Employees

     The Company has no significant employees.

     (d)  Family Relationships

     There are no family relationships existing in the Company.

     (e)  Business Experience

          1. Background. Stanley F. Wilson, 48, is an attorney and former automotive executive. In his law practice he specialized in the representation of franchised new car and truck dealers from 1979 to 1988. Mr. Wilson holds a Juris Doctorate degree from the University of Nebraska (1974); BA from Arizona State University (1970); and also served as Executive Vice President of the Arizona Automobile Dealers Association (1988-92) and General Counsel to the Nebraska New Car & Truck Dealers Association (1979-88). Mr. Wilson was President of the Company from October 1993 to March 28, 1994 when it was known as Eagle Automotive Enterprises, Inc. Mr. Wilson, a former County Court Judge for Lancaster County, Nebraska (1983-86), is owner and President of Optimum Investments, Inc. (1994 to present) and Family Finance Company, Inc. (1994 to present).

          2. Directorships. Stanley F. Wilson, President of the Company, is a director of Optimum Investments, Inc. and Family Finance Company, Inc.

     (f)  Involvement in Certain Legal Proceedings

      Stanley F. Wilson, President of the Company, is a joint defendant in a disputed Iowa action (VanDenberg vs. Lieske et. al.) in which a personal guarantor of a debt is seeking to be held harmless.

     (g)  Compliance with Section 16(a) of the Exchange Act

     Not applicable.


ITEM 12.  EXECUTIVE COMPENSATION

     (a)  Cash Compensation

     Stanley F. Wilson, President of the Company, during past and current years is accruing a salary at the rate of $7,500 per month.

     (b)  Compensation Pursuant to Plans

     The Company adopted an Employee Incentive Stock Option Plan on December 16, 1993. On November 29, 1994, the Company granted a stock option to Stanley
F. Wilson, President of the Company, for the purchase of 400,000 shares at the option price of $0.37 per share with the option shares to be registered by the Company pursuant to an S-8 registration.

     (c)  Other Compensation

     There is no other compensation paid to executive officers.
     (d)  Compensation of Directors

     None.


ITEM 13.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND
          MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners

     The following table sets forth as of December 3, 1996, the stock ownership of each person known by the company to be the beneficial owner of more than 5% or more of the Company's common or preferred stock.

Stock    Name and Address            Ownership         %


Common   Flagstar Holdings, Ltd      714,285          15
         55 Frederick St
         Nassau, Bahamas

Common   Optimum Investments, Inc.   500,000          11
         7373 Scottsdale Mall #15
         Scottsdale, Arizona 85251

Common   Flor-Jon Films, Inc         260,800           7
         (address not available from transfer agent)

Common   Stanley F. Wilson           250,000           6
         6711 E. Camelback Road
         Scottsdale, Arizona 85251

Note: Mr. Wilson, President of the Company, owns 100% of the stock of Optimum Investments, Inc., a Nevada corporation.

     (b)  Change in Control

      On March 28, 1994, the Company completed a share exchange agreement whereby the sharholders of Diamond Entertainment II, Inc. received 5.5M shares of the Company's common stock in exchange for 100% of the shares of Diamond Entertainment II, Inc.


ITEM 14.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of June 30, 1996, the Company was indebted to Stanley F. Wilson, President of the Company, in the amount of $107,442 for accrued salary, loans to the Company and expenses paid, all of which comprises a note payable to Mr. Wilson.


PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

     1. Financial Statements examined and reported upon by Crouch, Bierwolf and Chisholm, Independent Certified Public Accountants, containing Balance Sheets at June 30, 1994, 1995, 1996 and Statements of Operations,
Shareholder's Equity and Cash Flows for the those periods.

                            Chariot Entertainment, Inc.

                           (A Development Stage Company)

                               Financial Statements

                          June 30, 1996, 1995, and 1994

                                 C O N T E N T S


Independent Auditor's Report                          3

Balance Sheets                                        4

Statements of Operations                              5

Statements of Stockholders' Equity                    6

Statements of Cash Flows                              8

Notes to the Financial Statements                     9

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Chariot Entertainment, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Chariot Entertainment, Inc. as of June 30, 1996, 1995, and 1994 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chariot Entertainment, Inc. as of June 30, 1996, 1995, and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Crouch, Bierwolf, and Chisholm
November 10, 1996

                            Chariot Entertainment, Inc.
                           (A Development Stage Company)
                                 Balance Sheets


                                               June 30
                                      1996       1995       1994

                                   ASSETS

Current Assets
   Cash                           $      -    $      -   $      325
   Barter credits                        -        94,606         -
   Prepaid expenses                      -           -      149,874
   License                               -           -      658,319
Total Current Assets                     -        94,606    808,518

Other Assets
   Prepaid advertising               400,000     400,000         -
   Prepaid rent                          -           -      397,000
Total Other Assets                   400,000     400,000    397,000

Total Assets                      $  400,000  $  494,606 $1,205,518



                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                $   31,552   $  98,096 $   11,273
  Notes payable - related party      107,442         -           -
  Judgment payable                   177,599         -           -
Total Current Liabilities            316,593      98,096     11,273

Stockholders' Equity
  Common stock, 110 million shares
   authorized; $.001 par value;
   4,695,964, 4,695,964 and
   3,891,659 shares issued and
   outstanding respectively            4,695       4,695      3,891
  Paid-in capital                  8,927,254   8,927,254  8,581,105
  Retained deficit                (8,196,542) (7,883,439)(6,738,751)
  Subscription receivable           (652,000)   (652,000)  (652,000)

Total Stockholders' Equity            83,407     396,510  1,194,245

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $  400,000   $ 494,606 $1,205,518


                         Chariot Entertainment, Inc.
                        (A Development Stage Company)
                          Statements of Operations

                                                          From inception of
                                                           the Development
                                                           Stage on July 1,
                                                            1993 through
                                   June 30,         For the Years Ended June 30,
                          1996      1995         1994          1996
Revenue                 $     -     $     -  $    78,365   $     78,365

EXPENSES
 General and
  administrative         138,749     160,306     483,338        782,393
 Net loss from operations138,749     160,306     404,973        704,028
 Discontinued operations 174,354     984,382   6,505,332      7,664,068

NET (LOSS) BEFORE TAXES (313,103) (1,144,688) (6,910,305)    (8,368,096)

PROVISION FOR INCOME TAXES      -        -            -              -

NET LOSS               $(313,103)$(1,144,688)$(6,910,305)  $ (8,368,096)

NET LOSS PER SHARE     $    (.07)$      (.25)$     (2.01)  $      (1.97)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING 4,695,964   4,595,964   3,442,284      4,244,737


                            Chariot Entertainment, Inc.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity


                                          Common      Paid-in      Subscription
                            Shares        Stock       Capital       Receivable

Balance at 6/30/93       2,992,913      $   2,993 $   6,895,884  $        -

Shares issued for notes
 receivable                290,000            290       323,710       (324,000)

Shares issued for
 consulting fees            15,000             15        56,235

Shares issued for cash and
 note receivable            55,756             56        59,944

Shares issued for
 licensing agreement       149,261            149       559,579

Shares issued for note
 receivable                166,667            166       327,833       (328,000)

Settlement with
 subsidiaries

Shares issued for cash     133,334            133       239,867

Shares issued for
 consulting agreement       50,394             50        75,541

Issued shares for
 consulting                 38,334             38        42,512

Net loss for year ending
 6/30/94

Balance at 6/30/94       3,891,659          3,891     8,581,105       (652,000)

Shares issued to Diamond
 Entertainment for
 expenses                  750,000            750       325,313

Exercise of options        200,000            200        19,690           -

Issue of shares for
 cash; exercise of
 options                   200,000            200           800

Canceled shares and
 returned from Martin
 Motors and Martin
 Automotive               (345,835)          (346)          346

Fractional shares              140

Net loss for year
 ended 6/30/95

Balance at 6/30/95       4,695,964          4,695     8,927,254      (652,000)

Net loss for year
 ended 6/30/96

Balance at 6/30/96       4,695,964      $   4,695    $8,294,254    $ (652,000)


                                                  Retained
                                    Treasury      Deficit         Total

Balance at 6/30/93                 $(2,826,145)   $   171,554   $  4,244,286

Shares issued for notes
 receivable                                                              -

Shares issued for consulting
 fees                                                                 56,250

Shares issued for cash and
 note receivable                                                      60,000

Shares issued for
 licensing agreement                                                 559,728

Shares issued for note
 receivable                                                              -

Settlement with subsidiaries         2,826,145                     2,826,145

Shares issued for cash                                               240,000

Shares issued for
 consulting agreement                                                 75,591

Issued shares for consulting                                          42,550

Net loss for year ending
 6/30/94                                           (6,910,305)    (6,910,305)

Balance at 6/30/94                                        -        1,194,245

Shares issued to Diamond
 Entertainment for expenses                                          326,063

Exercise of options                       -              -            19,890

Issue of shares for
 cash; exercise of
 options                                                               1,000

Canceled shares and
 returned from Martin
 Motors and Martin
 Automotive                                                              -

Fractional Shares

Net loss for year ended
 6/30/95                                           (1,144,688)    (1,144,688)

Balance at 6/30/95                         -       (7,883,439)       396,510

Net loss for year ended
 6/30/96                                             (313,103)      (313,103)

Balance at 6/30/96                                $(8,196,542)    $   83,407


                              Chariot Entertainment, Inc.
                             (A Development Stage Company)
                               Statements of Cash Flows


                                                                        From
                                                                      Inception
                                                                       of the
                                                                    Development
                                                                   Stage on July
                                                                      1, 1993
                          For the years ended June 30,                through
                          1996           1995         1994        June 30, 1996
CASH FLOWS FROM
OPERATING ACTIVITIES

Loss from operations    $ (313,103)   $ (1,144,688) $ (6,910,305) $ (8,368,096)
  Non-cash expenses:
   Write off assets and
   discontinued operations                             5,494,475     5,494,475
    Amortize prepaid rent                                206,128       206,128
    Write off license                      658,319                     658,319
    Prepaid expenses                       149,874                     149,874
    Stock issued for services  -           326,063       734,119     1,060,182
  (Increase) decrease
    barter credits          94,606         (94,606)                       -
  Increase judgment
   payable                 177,559                                     177,559
  Increase notes payable   107,442                          -          107,442
  Increase (decrease)
   in payables             (66,544)         86,823                      20,279
  (Increase) decrease in
   prepaids                                 (3,000)                     (3,000)
  (Increase) decrease
   receivables                                          (139,400)     (139,400)
  (Increase) decrease
   deposits and other
   assets                                                182,680       182,680

   Net Cash Used by
    Operating Activities        -          (21,215)     (432,303)     (453,518)

CASH FLOWS FROM INVESTING
 ACTIVITIES                     -              -            -              -

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Common stock
   issued for cash              -           20,890       280,000       300,890

   Net Cash Provided by
    Financing Activities        -           20,890       280,000       300,890

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS      -             (325)     (152,303)     (152,628)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD         -              325       152,628       152,628

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD        $      -        $     -        $    325      $     -


                            Chariot Entertainment, Inc.
                           (A Development Stage Company)
                         Notes to the Financial Statements
                          June 30, 1996, 1995 and 1994


NOTE 1 -     SUMMARY OF ACCOUNTING POLICIES

     a.  Organization

The Company was incorporated in Colorado on January 2, 1986 under the name Vivatae, Inc.. and completed its initial public offering in May 1986. In November 1986, the Company acquired all of the outstanding stock of Eagle Entertainment, Inc. and changed its name to Eagle Entertainment, Inc. (EEI). Through its subsidiaries, EEI provided performance guarantees for motion picture productions.

In September 1990, the Company divested its subsidiaries and acquired Arizona based corporations in the retailing and financing of motor vehicles.

On January 3, 1992 the Company changed its name to Eagle Holdings, Inc. On October 20, 1993 the Company formed a Nevada corporation named Eagle Automotive Enterprises, Inc. Eagle Holdings, Inc. was then merged into Eagle Automotive Enterprises, Inc. (Eagle Automotive Enterprises, Inc. was a shell corporation without any substantial assets or equity).

On March 28, 1994, the Company divested its automotive subsidiaries and acquired Diamond Entertainment II, Inc. a Utah Corporation licensed by the Samuel Goldwyn Company to produce live productions of the "American Gladiators".
  On April 6, 1994 the Company changed its name to Chariot Entertainment,
Inc..

On December 31, 1994, the Goldwyn Licensing Agreement expired and the Company divested its subsidiaries to seek business combination candidates as it re-entered the business development stage.

     b.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has a June 30 year end for financial reporting.

c.  Earning (Loss) Per Share

The computations of earnings (loss) per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

d.  Provision For Taxes

No provision for income taxes has been made due to net operating loss carryforwards totaling about $6,700,000, $7,800,000, $8,100,000 at June 30,
1994, 1995, and 1996 respectively. These loss carrryforwards will be offset against future taxable income. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by the valuation allowance of the same amount.

     e.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less to be cash

                          Chariot Entertainment, Inc.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                        June 30, 1996, 1995, and 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

equivalents.

     f.  Prepaid Advertising

Prepaid advertising represents media due bills that the Company traded prepaid rent for. These advertising credits expire July 20, 2004 and are usable on the American Independent Network.

     g.  License

The Company gave stock and cash to acquire a license to produce live productions of "American Gladiators" in Las Vegas, Nevada. The license expired unused in December, 1994.

h.  Judgement Payable

The Company was ordered to pay a judgement which includes principal, interest, attorney fees and other costs totaling $174,354 plus interest from the date of the judgement. Interest continues to accrue at a rate between 7-10%.

NOTE 2 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. Since July 1, 1993, the Company has been concentrating substantially all of its efforts in raising capital in order to generate significant operations.

NOTE 3 - STOCKHOLDERS' EQUITY TRANSACTIONS

On August 16, 1994 the Company had a 1 for 3 reverse split. All stock transactions have been retroactively restated to reflect this reverse split.

During the year ended June 30, 1994, the Company had the following transactions:

The Company issued 290,000 shares of stock in exchange for a subscription receivable in the amount of $652,500. Later, the shareholders agreed to return 631,000 shares of stock (the original 290,000 shares plus obtain
additional shares on the open market) to an escrow agent.   In return,  the
Company agreed to forgive the debt. The escrow agent will sell the stock after the price of the stock reaches certain levels. The subscription agreement will then be satisfied by the sell of stock by the escrow agent. The Company issued 15,000 shares of stock for a consulting fee.

The Company issued 55,756 shares of stock for $60,000 cash and a $20,000 note receivable. The note was later written-off as uncollectible.

The Company issued 149,261 shares (and some cash) for a licensing agreement with American Gladiator (see Note 1).

                           Chariot Entertainment, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                          June 30, 1996, 1995, and 1994


NOTE 3 - STOCKHOLDERS' EQUITY TRANSACTIONS

The Company issued 166,667 shares of stock for a note receivable. The Company collected $50,000 of the note receivable. Later, the shareholder agreed to return 124,000 shares of stock to an escrow agent for the Company in return for a forgiveness of debt. The subscription receivable will be collected when the escrow agent sells the stock.

The Company spun-off, closed, or discontinued operations with all of its subsidiaries during the year ended June 30, 1994. As part of this transaction, the treasury stock of the Company was issued.

The Company issued 133,334 shares of stock for $240,000 in cash.

The Company issued 50,394 shares and 38,334 shares of stock for consulting services.

During the year ended June 30, 1995, the Company had the following stock transactions:

The Company issued 750,000 shares of stock to cover expenses associated with a licensing agreement (see Note 1).

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had substantial operating losses for the past several years and has divested itself from all operating subsidiaries. The Company is currently seeking a business opportunity or a merger candidate.

NOTE 5 - RELATED PARTY TRANSACTIONS

Stanley F. Wilison, an officer and shareholder of the Company loaned $17,442 to the Company to pay expenses. The Company also owes this officer $90,000 salary for the past two years. This salary has been converted into a note payable due upon demand at 0% interest.

NOTE 6 - SUBSEQUENT EVENTS

On October 4, 1996 the Company changed its name to Autocorp Equities, Inc.

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Scott sdale, Arizona, on the 9th day of December, 1996.


                               AUTOCORP EQUITIES, INC.



Dated:  December 9, 1996       By____________________
                                 Stanley F. Wilson
                                 President

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange act of 1934, the report has been signed by the following person on behalf of the registrant and in the capacities and on the date indicated.


Date:  December 9, 1996        By_____________________
                                 Stanley F. Wilson
                                 President, Secretary
                                 and Director