Form 10KSB
period 1995-06-30
CHARIOT ENTERTAINMENT INC
filed 1997-01-07
CIK 790066

                   SECURITIES AND EXCHANGE COMMISSION


                        WASHINGTON D.C. 20549


                            FORM 10-KSB


               ANNUAL REPORT PURSUANT TO 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the fiscal year ended:  June 30, 1995


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


      Common Stock, $.001 par value             4,695,964
            (Title of class)              (Number of shares
                                        outstanding 6/30/95)

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