Form 10KSB
period 1996-06-30
CHARIOT ENTERTAINMENT INC
filed 1997-01-10
CIK 790066

                     SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON D.C. 20549

                                 FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended:  June 30, 1996


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


           Common Stock, $.001 par value             4,695,964
                  (Title of class)              (Number of shares
                                                outstanding 6/30/96)

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