Form 10QSB/A
period 1994-09-30
CHARIOT ENTERTAINMENT INC
filed 1997-01-17
CIK 790066

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


ASSETS                     Sept. 30, 1994     June 30, 1994
                            (Unaudited)         (Audited)

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


                             AUTOCORP EQUITIES, INC.
                             Statement of Operations

                              3 Months ended    3 Months ended      Year ended
                              Sept. 30, 1994    Sept. 30, 1993    June 30, 1994

Vehicle sales                        -            7,842,226             -
Other sales                          -                    6             78,365

Total sales                          -            8,754,192             78,635

Cost of sales                        -           (7,651,411)            -

Gross profit                         -            1,102,781             -

Net finance income                   -               68,636             -

Operating Expenses               (160,306)       (1,275,273)          (483,338)

Income from Operations               -             (103,856)            -

Other income (expense):
   Interest expense                  -               (2,195)            -
   Discounted Operations         (984,382)              -           (6,505,332)

NET(LOSS) BEFORE TAXES         (1,144,688)         (106,051)        (6,910,305)


PROVISION FOR INCOME TAXES          -                   -               -

NET LOSS                       (1,144,688)         (106,051)        (6,910,305)

NET LOSS PER SHARE                   (.25)               (a)             (2.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING            4,595,964         6,522,000         3,442,284

(a) less than $.01 per share


                          AUTOCORP EQUITIES, INC.
                          Statement of Cash Flows

                             3 Mo. ended         3 Mo. ended        Year ended
                             9/30/94             9/30/93            6/30/94
                             Unaudited           Unaudited          Audited


CASH FLOWS FROM
OPERATING ACTIVITIES

(Loss) Gain from operation     ($1,144,688)        (106,051)       ($6,910,305)
Discontinued operations                               -              5,494,475
Amortized pre-paid rent                               -                206,128
Increase(decrease)
in payables                        86,828           661,149               -
(Increase) decrease
in receivables                                      (94,687)          (139,400)
Write off license                  658,319
(Increase) decrease in
prepaids                           (3,000)             -
Prepaid exenses                    149,874             -
(Increase)decrease
deposits & other assets                             (31,923)           182,680
Stock issued for
services                           326,063             -               734,119
(Increase) barter credits          (94,606)            -
Sales internally financed             -            (139,269)              -
(Increase) decrease in
  inventory                           -             129,855               -
Deferred offering                     -            (253,233)              -

Net Cash Used by
Operating Activities              (21,215)          165,841           (432,303)

CASH FLOWS FROM
INVESTING ACTIVITIES
Decrease in assets of
 subsidiary                             -          200,000                 -
Purchase of property and
 equipment                              -          (85,430)                -
Net Cash Provided from
 Investing Activities                   -          114,570                 -

CASH FLOW FROM
FINANCING ACTIVITIES
Net proceeds from sale              20,890            -               280,000
of stock
Decrease in notes                       -         (400,963)                -
Decrease in shareholder notes           -          129,079                 -

Net Cash Provided by
Financing Activities                20,890         271,884             280,000

NET INCREASE(DECREASE)
IN CASH                               (325)          8,527            (152,303)

CASH BEGINNING                         325          66,255             152,628

CASH ENDING                             -           74,782                 325


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