Form 10QSB
period 1996-09-30
CHARIOT ENTERTAINMENT INC
filed 1997-01-17
CIK 790066

                     SECURITIES AND EXCHANGE COMMISSION


                         WASHINGTON D.C. 20549


                              FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO 13 OR 15(D)
                 OF THE SECURITES EXCHANGE ACT OF 1934


            For the quarterly period ended:  September 30, 1996


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


           Common Stock, $.001 par value             4,695,964
           (Title of class)                  (Number of shares
                                          outstanding 9/30/96)

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


ASSETS                     Sept. 30, 1996     June 30, 1996
                                               (Audited)

Current Assets



Cash                               -         $     -
Prepaid Expenses                   -               -
License                            -               -
Barter credits              $      -               -

    Total Current Assets    $      -               -

Other Assets

Prepaid Advertising            400,000          400,000
Prepaid Rent                       -               -

   Total Other Assets          400,000          400,000

    Total Assets             $ 400,000       $  400,000


LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

Accounts Payable                31,552           31,552
Notes payable;                 129,942          107,442
related party
Judgment payable               177,599          177,599

 Total Current Liabilities   $ 339,093          316,593

Stockholders Equity

Common Stock                     4,695            4,695
110,000,000 shares
authorized;$0.001 par value;
4,695,964 issued

Additional Paid-in Capital    8,927,254       8,927,254
Retained Deficit             (8,196,542)     (8,196,542)
Subscription receivable        (652,000)       (652,000)

Total Stockholders' Equity   $   60,907          83,407

Total Liabilities &
Stockholders Equity          $  400,000         400,000


                             AUTOCORP EQUITIES, INC.
                             Statement of Operations

                             3 Months ended     3 Months ended   Year ended
                             Sept. 30, 1996     Sept. 30, 1995   June 30, 1996
                             (unaudited)        (unaudited)      (audited)

Revenue                      $      -           $         -      $        -


EXPENSES

General & administrative       $   22,500              138,749         138,749

Discounted Operations                 -                174,354         174,354

   Total Expenses                  22,500              313,103         313,103


NET(LOSS) BEFORE TAXES            (22,500)            (313,103)       (313,103)


PROVISION FOR INCOME TAXES          -                        -             -

NET LOSS                          (22,500)            (313,103)       (313,103)

NET LOSS PER SHARE                  (.005)                (.07)           (.07)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING            4,695,964           4,695,964       4,695,964


                              AUTOCORP EQUITIES, INC.
                              Statement of Cash Flows


                                3 Mo. ended    3 Mo. ended      Year ended
                                9/30/96        9/30/95          6/30/96
                               (unaudited)    (Unaudited)      (audited)

CASH FLOWS FROM
OPERATING ACTIVITIES
(Loss) Gain from operation       ($22,500)     ($313,103)      ($313,103)
Discontinued operations
Amortized pre-paid rent
Increase(decrease)
in payables                        22,500        (66,544)        (66,544)
(Increase) decrease
in receivables
Write off license
(Increase) decrease in
prepaids
(Increase)decrease barter
credits                                           94,606           94,606
Increase judgment payable                        177,559          177,559
Increase notes payable                           107,442          107,442

Prepaid exenses
(Increase)decrease
deposits & other assets
Stock issued for
services
(Increase) barter credits



Net Cash Used by
Operating Activities                -               -

CASH FLOWS FROM
INVESTING ACTIVITIES                -               -                 -

CASH FLOW FROM
FINANCING ACTIVITIES

Net proceeds from sale              -               -                  -
of stock

Net Cash Provided by
Financing Activities                -               -                  -

NET INCREASE(DECREASE)
IN CASH                             -               -                  -

CASH BEGINNING                      -               -                  -

CASH ENDING                         -               -                  -


                              AUTOCORP EQUITIES, INC.
                   Statement of Changes in Stockholders' Equity


                    Common  Stock      Retained    Total
                                       Deficit

                    Shares     Amount
                    _______    _____   _________   _______

Balance 6/30/95     4,695,964  4,695  (7,883,439)  313,103

Balance 6/30/96     4,695,964  4,695  (8,196,542)   83,407

Net loss 9/30/96                         (22,500)  (22,500)

Balance 9/30/96     4,695,964  4,695  (8,219,042)   60,907


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

     For the three months ending September 30, 1996, the Company had total assets of $400,000 and total stockholders equity of $60,907. During the same period the Company had no current assets and current liabilities of $316,593 which results in a substantial lack of liquidity. The Company's capital resources does not include cash and its single asset consists of an advertising credit. The Company continues to experience a liquidity problem with no cash reserves as of September 30, 1996. Historically the Company's working capital needs have been satisfied through financing activities primarily consisting of the sale of shares of the Company's Common Stock. The Company anticipates meeting its working capital needs during the current fiscal year primarily with proceeds resulting from the private placement of Company securities. The Company has in escrow $150,000 in cash and notes to be released upon the closing of an acquisition of a retail automobile dealership.

     At September 30, 1996, the Company showed an operating loss of $22,500. The Company believes that it will require additional funds to cover the costs (primarily legal and accounting) to continue its plan of acquisition, meeting its reporting obligations under the Exchange Act and supporting general and administrative overhead. The Company will seek to borrow such funds and/or raise such funds through the private or public sale of its Common Stock. No assurances can be given that such financing will be available or that it can be obtained on terms satisfactory to the Company. If the Company is unable to secure financing from the sale of its securities or from private lenders, management believes that the Company will be unable to continue with its current business plan. In the opinion of management, inflation has not had a material effect on the operations of the Company.

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

Results of Operations:

     Included herein are financial statements of the Company covering the 3 month period ending September 30, 1996. For the period ended September 30, 1996, the Company had a net operating loss of ($22,500) on total revenues of $0.00. The Company has short term debts consisting of past due trade payables, a demand note due to the President of the Company and an outstanding judgment. The Company is still in the development stage and at present has no on going operations. However, the Company has entered into a non-binding Letter of Intent for the acquisition of two existing retail automobile dealerships. Should the Company successfully complete the acquisition then during 1997 the Company will be the subject of on going operations.


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