Form 10QSB
period 1996-12-31
AUTOCORP EQUITIES INC
filed 1997-02-18
CIK 790066

                        SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON D.C. 20549


                                  FORM 10-QSB


                [X] QUARTERLY REPORT PURSUANT TO 13 OR 15(D)
                    OF THE SECURITES EXCHANGE ACT OF 1934


            For the quarterly period ended:  December 31, 1996


                       Commission file number 0-15216


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


        Common Stock, $.001 par value             4,845,964
        (Title of class)                         (Number of shares
                                                 outstanding 12/31/96)

                            AUTOCORP EQUITIES, INC.




                                     INDEX


                                                 Page

Part I.       Financial Information               3-6


Item 1.       Financial Statements                3-6


Item 2.       Management's Discussion and         7-8
              Analysis of Financial Condition
              and operating results


Part II.      Other Information, Items 1-5          9

              Signatures                           10

                              AUTOCORP EQUITIES, INC.
                             Balance Sheet (Unaudited)

<TAGLE>
[CAPTION]


ASSETS                      Dec. 31, 1996     June 30, 1996
                                               (Audited)
[S]                         [C]             [C]
Current Assets



Cash                               -         $     -
Prepaid Expenses                   -               -
License                            -               -
Barter credits              $      -               -

    Total Current Assets    $      -               -

Other Assets

Prepaid Advertising            400,000          400,000
Prepaid Rent                       -               -

   Total Other Assets          400,000          400,000

    Total Assets             $ 400,000       $  400,000


                        LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

Accounts Payable                52,552           31,552
Notes payable;                 129,942          107,442
related party
Judgment payable               177,599          177,599

 Total Current Liabilities   $ 360,093          316,593

Stockholders Equity

Common Stock                     4,845            4,695
110,000,000 shares
authorized;$0.001 par value;
4,845,964, 4,695,964 issued

Additional Paid-in Capital    8,942,104       8,927,254
Retained Deficit             (8,255,042)     (8,196,542)
Subscription receivable        (652,000)       (652,000)

Total Stockholders' Equity   $   39,907          83,407

Total Liabilities &
Stockholders Equity          $  400,000         400,000

[/TABLE]

                                AUTOCORP EQUITIES, INC.
                                Statement of Operations




                           3 Months ended   6 Mo. ended   Year ended
                           Dec. 31, 1996    Dec 31 1996   June 30, 1996
Revenue                      $  7,500       $    7,500        -

EXPENSES

General & administrative       33,000           66,000      138,749

Discounted Operations             -                -        174,354

   Total Expenses              33,000           66,000      313,103


NET(LOSS) BEFORE TAXES        (25,500)         (58,500)    (313,103)


PROVISION FOR INCOME TAXES        -                -

NET LOSS                      (25,500)         (58,500)    (313,103)

NET LOSS PER SHARE              (.005)           (.012)        (.07)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING        4,845,964        4,845,964    4,695,964


                                AUTOCORP EQUITIES, INC.
                                Statement of Cash Flows


                             3 Mo. ended     6 Mos. ended   Year ended
                             12/31/96         12/31/96       6/30/96
                             Unaudited        Unaudited      Audited
                            ------------     -----------   ------------
CASH FLOWS FROM
OPERATING ACTIVITIES

(Loss) Gain from operation       ($25,500)     (58,500)     ($313,103)
Discontinued operations
Amortized pre-paid rent
Increase(decrease)
in payables                        10,500       21,000        (66,544)
(Increase) decrease
in receivables
Write off license
(Increase) decrease in
prepaids
(Increase)decrease barter
credits                                                        94,606
Increase judgment payable                                     177,559
Increase notes payable             15,000       22,500        107,442

Prepaid exenses
(Increase)decrease
deposits & other assets
Stock issued for
services                                        15,000
(Increase) barter credits



Net Cash Used by
Operating Activities                -               -            -

CASH FLOWS FROM
INVESTING ACTIVITIES                                -            -

CASH FLOW FROM
FINANCING ACTIVITIES

Net proceeds from sale              -               -            -
of stock

Net Cash Provided by
Financing Activities                -               -            -

NET INCREASE(DECREASE)
IN CASH                             -               -            -

CASH BEGINNING                      -               -            -

CASH ENDING                         -               -           -


                                AUTOCORP EQUITIES, INC.
                      Statement of Changes in Stockholders' Equity





                 Common  Stock        Paid-in   Subscription  Retained    Total
                 Shares     Amount    Capital   Receivable    Deficit
                 _______    _____     ______    ___________  _________   _______


Balance 6/30/96  4,695,964  4,695     8,927,254   (652,000) (8,196,542)  83,407

Net loss 9/30/96                                              (33,000)  (33,000)

Balance 9/30/96  4,695,964  4,695     8,927,254   (652,000) (8,229,042)  50,407
Partial payment
of Note payable    150,000    150        14,850                          15,000

Net loss 12/31/96                                             (25,500)  (25,500)

Balance 12/31/96 4,845,964  4,845     8,942,104   (652,000) (8,255,042)   39,907


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's Overall Direction.

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

     Since January 1, 1995, the Company has been in the business development stage attending to compliance matters and preparing for a business combination.

     On September 30, 1996, the Company changed its name to AUTOCORP EQUITIES, INC., in anticipation of attracting a business combination candidate in the automotive industry.

     On October 4, 1996, the Company received a money settlement of a legal claim it had asserted against Ford Motor Company, the terms of which are subject to a non-disclosure clause.

     On October 9, 1996, the Company settled three separate claims for the collection of receivable accounts resulting from the sale of the Company's securities. Pursuant to the Settlement Agreements, the Debtors have delivered 324,000 shares of the Company's common stock to an Escrow Agent to be sold by the Escrow Agent on behalf of the Debtors if and when the market price of the shares reach $1.00. The Settlement entitles the Company to receive the proceeds as satisfaction of the debt.

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

     On November 11, 1996, the Company issued 150,000 shares of restricted common stock to Stanley Wilson, President of the Company, as partial payment for a note payable to Mr. Wilson.

     On November 18, 1996, the Company entered into stock subscription agreements with two subscribers who delivered funds in the amount of $150,000 to an Escrow Agent to be held in escrow subject to the completion of an acquisition of new car dealership(s). The escrow was closed and the funds returned on January 4, 1997.

     On January 17, 1997, the Company entered into a non-binding Letter of Intent to acquire 100% of the issued and outstanding shares of New Phoenix Auto Auction, Ltd.

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



                            AUTOCORP EQUITIES, INC.


February 11, 1997          ____________________________
                           Stanley F. Wilson, President