Form 10QSB
period 1997-03-31
AUTOCORP EQUITIES INC
filed 1997-05-15
CIK 790066

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON D.C. 20549


                                  FORM 10-QSB


                  [X] QUARTERLY REPORT PURSUANT TO 13 OR 15(D)
                     OF THE SECURITES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 1997


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


                                 (602) 970-4622
               (Registrants telephone number including area code)


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
           15(d) of the Securities and Exchange act of 1934 during the preceding 12 months and (2) has been subject to such filing
            requirements for the past 90 days. Yes   X    No
                                                   ------    ------

Common Stock, $.001 par value                                    164,865
-----------------------------                                    -------
       (Title of class)                                    (Number of shares
                                                            outstanding 3/31/97)

                            AUTOCORP EQUITIES, INC.




                                     INDEX


                                                                            Page

Part I                   Financial Information                               3-7


Item 1                   Financial Statements                                3-7

                         Notes                                                 7


Item 2                   Management's Discussion and                         7-8
                         Analysis of Financial Condition
                         and Operating Results


Part II                  Other Information, Items 1-5                        8-9

                         Signatures                                            9

                            AUTOCORP EQUITIES, INC.
                            Balance Sheet (Unaudited)


ASSETS                                            Mar. 31, 1997    June 30, 1996
                                                                      (Audited)

Current Assets

Cash                                                      --            $   --
Prepaid Expenses                                          --                --
License                                                   --                --
Barter credits                                        $   --                --

    Total Current Assets                              $   --                --

Other Assets

Prepaid Advertising                                    400,000           400,000
Prepaid Rent                                              --                --

   Total Other Assets                                  400,000           400,000

    Total Assets                                      $400,000          $400,000


                      LIABILITIES AND STOCKHOLDERS EQUITY


Current Liabilities

Accounts Payable                                      52,552             31,552
Notes payable;                                       117,442            107,442
related party
Judgment payable                                     177,599            177,599

 Total Current Liabilities                       $   347,593            316,593

Stockholders Equity

Common Stock                                             161              4,695
3,666,667 shares
authorized;$0.001 par value;
161,592 issued

Additional Paid-in Capital                         8,927,254          8,927,254
Retained Deficit                                  (8,196,542)        (8,196,542)
Subscription receivable                             (652,000)          (652,000)

Total Stockholders' Equity                       $    52,407             83,407

Total Liabilities &
Stockholders Equity                              $   400,000            400,000

                            AUTOCORP EQUITIES, INC.
                            Statement of Operations



                                  3 Months ended            9 Months ended
                               3/31/97     3/31/96      3/31/97        3/31/96

Revenue                       $ 35,000         --       $42,500           --

EXPENSES

General & administrative        23,600    $ 138,749      85,600        416,247

Discounted Operations             --        174,354        --          523,062

   Total Expenses               23,600      313,103      85,600        939,309


NET GAIN (LOSS) PRE TAXES       11,400     (313,103)    (43,100)      (939,309)


PROVISION FOR INCOME TAXES        --           --          --             --

NET GAIN/LOSS                   11,400     (313,103)    (43,100)      (939,309)

NET GAIN/LOSS PER SHARE           .145         (.07)      (.038)         (.499)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING          164,865    4,695,964     164,865      4,695,964

                            AUTOCORP EQUITIES, INC.
                            Statement of Cash Flows

                                                  9 Mo. ended       9 Mos. ended
                                                    3/31/97            3/31/96
                                                   Unaudited          Unaudited
                                                  ------------       -----------


CASH FLOWS FROM
OPERATING ACTIVITIES

(Loss) Gain from operation                         ($ 43,100)         ($939,309)
Discontinued operations
Amortized pre-paid rent
Increase(decrease)
in payables                                                             (66,544)
(Increase) decrease
in receivables
Write off license
(Increase) decrease in
prepaids
(Increase)decrease barter
credits                                                                  94,606
Increase judgment payable                                               177,559
Increase notes payable                                                  107,442

Prepaid exenses
(Increase)decrease
deposits & other assets
Stock issued for
services
(Increase) barter credits



Net Cash Used by
Operating Activities                                    --                 --

CASH FLOWS FROM
INVESTING ACTIVITIES                                                       --

CASH FLOW FROM
FINANCING ACTIVITIES

Net proceeds from sale                                10,000               --
of stock

Net Cash Provided by
Financing Activities                                    --                 --

NET INCREASE(DECREASE)
IN CASH                                                 --                 --

CASH BEGINNING                                          --                 --

CASH ENDING                                             --                 --

                            AUTOCORP EQUITIES, INC.
                  Statement of Changes in Stockholders' Equity




                        Common  Stock      Retained    Total
                                           Deficit

                        Shares     Amount

                        -------    -----   ---------   -------


Balance 6/30/96         4,695,964  4,695  (8,196,542)   83,407

Net loss 9/30/96                             (33,000)  (33,000)

Balance 9/30/96         4,695,964  4,695  (8,219,042)   60,907

Partial payment
of Note payable           150,000

Net loss 12/31/96                            (25,500)  (25,500)

Balance 12/31/96        4,845,964  4,845  (8,244,542)   38,407

Net loss 3/31/97                             (43,100)  (43,100)

Stock Sold                100,000
Reverse Split(30x1)     4,781,099

Balance 3/31/97           164,865    165  (8,287,642)   (4,693)

Part I continued:

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

The financial statements presented are those of AutoCorp Equities, Inc.

b.  Accounting Method/Unaudited Information

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, fiscal year end.

c.  Earnings Per Share

The computation of earnings per share is based on the weighted average number of shares outstanding for the time period presented.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company is a development stage company. The following discussion of the operations and financial condition should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Form 10-QSB. As set forth in Item 1, currently the Company has no on going operations.

Liquidity and Capital Resources:

     For the three months ending March 31, 1997, the Company had total assets of $400,000 and total stockholders equity of $52,407. During the same period the Company had no current assets and current liabilities of $347,593 which results in a substantial lack of liquidity. The Company's capital resources does not include cash and its single asset consists of an advertising credit. For the period ending March 31, 1996, the Company had total assets of $400,000 and total stockholder's equity of $83,407. During the same period the Company had current liabilities of $316,593. The Company continues to experience a liquidity problem with no cash reserves as of March 31, 1997. Historically the Company's working capital needs have been satisfied through financing activities primarily consisting of the sale of shares of the Company's Common Stock. The Company anticipates meeting its working capital needs during the current fiscal year primarily with proceeds resulting from the private placement of Company securities.

     At March 31, 1997, the Company showed an operating gain for that period of $11,400. The Company believes that it will require additional funds to cover the costs (primarily legal and accounting) to continue its plan of acquisition, meeting its reporting obligations under the Exchange Act and supporting general and administrative overhead. The Company will seek to borrow such funds and/or raise such funds through the private or public sale of its Common Stock. No assurances can be given that such financing will be available or that it can be obtained on terms satisfactory to the Company. If the Company is unable to secure financing from the sale of its securities or from private lenders, management believes that the Company will be unable to continue with its current business plan. In the opinion of management, inflation has not had a material effect on the operations of the Company.

     During the next twelve months the Company will stress the acquisition of existing automotive related businesses. The Company is currently contemplating undertaking a new offering of its debt and/or equity securities in order to achieve its business objectives over the next twelve months. Unless the Company is able to raise additional capital from borrowing or the sale of corporate debt and/or equity securities, the Company will encounter a shortage of capital to accomplish its business objectives.

Results of Operations:

     Included herein are unaudited financial statements of the Company covering the 3 month period ending March 31, 1997. For the years ended June 30, 1994, 1995 and 1996, the Company had net operating loss of ($6,910,305), ($1,144,688),
($313,103),   respectively   on  total   revenues  of  $78,365,   $0.00,   $0.00
respectively. The Company has short term debts consisting of past due trade payables, a demand note due to the President of the Company and an outstanding judgment. The Company is still in the development stage and at present has no on going operations. However, the Company has entered into a non-binding Letter of Intent for the acquisition of two existing automotive related businesses. Should the Company successfully complete the acquisition then during 1997 the Company will be the subject of on going operations.


Part II Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         Effective March 19, 1997, the Company completed a thirty for one (30 for 1) reverse stock split by filing a certificate of said change with the Nevada Secretary of State.

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



                                          AUTOCORP EQUITIES, INC.


May 14, 1997                              /s/ Stanley F. Wilson
                                        ----------------------------
                                        Stanley F. Wilson, President