Form 10-K
period 1997-06-30
AUTOCORP EQUITIES INC
filed 1997-10-14
CIK 790066

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON D.C. 20549


                                    FORM 10-K


                      ANNUAL REPORT PURSUANT TO 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended: June 30, 1997


                         Commission file number 0-15210

                             AUTOCORP EQUITIES, INC.

              Exact name of registrant as specified in its charter

                 NEVADA                                  87-0522501
        (State of Incorporation)                   (I.R.S. Employer ID#)


                          2980 E. Northern Ave Suite B1
                             Phoenix, Arizona 85028
                    (Address of principal office & Zip Code)


                                 (602) 482-5737
               (Registrants telephone number including area code)


              Indicate by check mark whether the registrant (1) has
             filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [ ] No [x]


        Common Stock, $.001 par value                     685,928
        -----------------------------                     -------
                (Title of class)                     (Number of shares
                                                    outstanding 6/30/97)

ITEM 1.           DESCRIPTION OF BUSINESS

     (a)  General Development of Business

     AUTOCORP EQUITIES, INC. ("AUTOCORP" or the "Company") is a sub-prime automobile lender with retail and wholesale vehicle sales operations that include a vehicle consignment service for other sub-prime companies through its Lender Liquidation Centers. The Company was incorporated January 2, 1986 as VIVATAE, INC. and completed its initial public offering in May 1986. In November 1986, the Company acquired all of the outstanding stock of Eagle Entertainment, Inc. and changed its name to EAGLE ENTERTAINMENT, INC. Through its subsidiaries the Company provided performance guarantees for motion picture productions.

     In September 1990, the Company divested its entertainment subsidiaries and acquired subsidiaries in the retailing and financing of motor vehicles. The Company changed its name to EAGLE HOLDINGS, INC. and then to EAGLE AUTOMOTIVE ENTERPRISES, INC. in October 1993 to better reflect the automotive nature of its business.

     On March 28, 1994, the Company exchanged the shares of its automotive subsidiaries for all of the stock of Diamond Entertainment II, Inc., a Utah corporation licensed by the Samuel Goldwyn Company to produce live productions of the "American Gladiators", and changed its name to CHARIOT ENTERTAINMENT, INC. on April 6, 1994. With the expiration of the Goldwyn Licensing Agreement on December 31, 1994, the Company re-entered the business development stage.

     On September 30, 1996, the Company changed its name to AUTOCORP EQUITIES, INC. in anticipation of once again attracting a business combination candidate in the automotive industry.

     On July 23, 1997, the Company acquired 100% of the issued and outstanding shares of common stock of Consumer Investment Corporation (CIC); Consumer Insurance Services, Inc. (CIS) and Lender's Liquidation Centers, Inc. (LLC, collectively described as the "CIC Companies") in an exchange of shares whereby 3,677,500 shares of Company common stock was issued to the shareholders of the CIC Companies.

     (b)  The Company

     The Company operates a combined used vehicle sales and finance business. Through its subsidiary Consumer Investment Corporation ("CIC"), the Company underwrites, finances and services installment sales contracts generated by its own financing and vehicle sales operations. CIC concentrates on financing vehicles purchased by sub-standard credit purchasers, i.e. persons with low incomes and credit problems. The Company also operates an insurance company through its subsidiary Consumer Insurance Services, Inc. ("CIS") formed to insure the vehicles that are collateral for the loans which the Company originates and purchases. Autocorp presently operates five (5) used vehicle sales facilities through its subsidiary Lenders Liquidation Centers, Inc. ("LLC") which sell reconditioned, repossessed and other used vehicles, and has plans to increase the number of such liquidation centers to 9 (nine) by year-end 1997. Through August 30, 1997, Management estimates the CIC Companies to have generated revenues in excess of $3,000,000 with assets in excess of $5,000,000. The Company is in the process of filing the required 8-K audited financial information on the CIC Companies.

         Consumer Investment Company ("CIC") was formed in 1995 and is a wholly owned subsidiary of Autocorp.

         Business: CIC is licensed in the State of Arizona as a sales finance company. It engages in the business of underwriting, purchasing, arranging credit enhancement and loan servicing, and reselling high yield purchase money vehicle loans. Loans are acquired primarily from vehicle sales generated by the five retail car lots operated by Lenders Liquidation Centers, Inc. ("LLC") in the State of Arizona and New Mexico. The terms of each vehicle loan requires the borrowers to carry liability, collision, and comprehensive insurance on their vehicles. The Company purchases loans from LLC at a discount from face value. The Company has established cash reserves and has formed an insurance company to insure the loans. See Consumer Insurance Services, Inc., below. Once the vehicle loans are insured, the Company may hold the loans or resell them on the commercial market for a profit.

         Marketing: CIC has previously entered into a Dealer Agreement with Travelers Acceptance Corporations ("TAC") a California corporation engaged in the business of purchasing various types of retail installment contracts which include motor vehicle sales agreements ("Contracts"). The agreement with TAC generally means that CIC sells Contracts to TAC at a price equal to 70% of the Contract amount. TAC services the loan, i.e., collects the payments due, and remits to CIC an amount equal to 20% of the loan payments. In the event the payments become difficult to collect, CIC becomes responsible to make the collections and if necessary, repossess the vehicle involved. After payment of 70% of the loan balance to TAC, CIC then becomes owner of the repossessed vehicle and will recondition it and attempt to resell it, generally, through the Liquidation (resale) Centers described above. TAC has also provided a form of credit line in that it has agreed to buy contracts from CIC in an amount of up to approximately $570,000 per month. The Company has recently entered into a Master Purchase and Sale Agreement with AutoPrime, Inc. ("AutoPrime"), a Texas corporation, to also serve as another source to purchase CIC loan contracts.

         Loan Servicing: The Loans in which the CIC invests are generally serviced by either CIC or another finance company ("Loan Servicer") such as TAC. The Loan Servicer is responsible for record keeping and collection of payments, and general enforcement of the vehicle loan contracts.

         Insurance: All vehicle loan agreements require the borrower to maintain liability, collision and comprehensive damage insurance. CIC requires all Borrowers to purchase a Lender's Single Interest Insurance Policy, which insures the Company's loans from physical damage to vehicles, confiscation and skip costs, instrument non-filing, and repossessed vehicle costs.

         Consumer Insurance Services, Inc. ("CIS") is a holding company/insurance agency founded by the principals of CIC in November, 1996. CIS is owner of Consumer Insurance Company, (Cayman), a Cayman Islands Company (CIS and Cayman Island Company are referred to together as the "Insurance Company"). The Insurance Company is authorized to do business in the United States. It is a wholly owned subsidiary of Autocorp.

         The business of the Insurance Company is "captive" in that it sells a "Lenders Single Interest" policy as loan insurance for each person who finances the purchase of a vehicle through the Company. CIS also markets its LSI policy to other lenders.

         In order to fund the Insurance Company, CIC advanced a total of $171,583 to cover capitalization costs of $120,000 and start-up expenses of $51,583, thereby reducing the amount available to purchase loan contracts, for reserves and other uses. Of the $120,000 capitalization costs, $60,000 was invested in a certificate of deposit for a letter of credit with United States Fidelity and Guaranty Company ("USF&G" and $60,000 was placed in a savings account. USF&G provides the insurance policies and the Company is a re-insurer of USF&G. These capitalization costs were required to be made by the government of the Cayman Islands as a financial reserve for the Insurance Company. The total amount of advances made to the Insurance Company, or on its behalf, is evidenced by an unsecured promissory note of the Company in the amount of $171,583 carrying interest at 24% per annum payable on demand.

         Management of the Company believes that the potential income from the sale of insurance is equal to or greater than the income from loan contracts.

         Lenders Liquidation Centers, Inc. ("LLC") was originally formed late in 1996 by the principals of CIC as a resale outlet and reconditioning center for vehicles repossessed by CIC. LLC is to operate in concert with the CIC's loan insurance program, which is intended to remedy defaulted CIC loans. The concept of LLC is to have a single reconditioning center in a region that feeds satellite Company-owned resale lots. CIC's informal marketing study and initial results of its operations indicated that there is considerable demand for the re-marketing of its own and other lenders' repossessed vehicles. LLC currently has a letter of intent with WFS Financial, Inc. ("WFS") to consign its vehicles in the Phoenix metropolitan area for resale of its recovered autos and trucks. LLC recently secured a $1,500,000 floorplan line of credit from Automotive Finance Corporation ("AFC") to use in its lenders re-marketing consignment program. LLC is presently operating four (4) facilities located in the Maricopa County, Arizona cities of Mesa, Phoenix, Scottsdale and Glendale, and one (1) facility in Albuquerque, New Mexico and one (1) facility in Santa Fe, New Mexico. Expansion into Austin, Texas and Tucson, Arizona is planned for October 1997.

LLC was originally funded by loans from CIC. To date, approximately $1,100,895, has been advanced to LLC.

     (c)  Financial Information about Industry Segments

     The automobile finance industry was estimated to be in excess of 370 billion in 1996. The market is divided by the types of vehicles sold (new versus used) and the worthiness of the borrower. Generally banks, savings and loans, credit unions, large independent finance companies and captive finance companies such as Ford Motor Credit, GMAC, Chrysler Credit tend to provide financing for the purchase of new motor vehicles purchased by prime customers.

     The sub-prime segment of this overall market is believed to be approximately $60 billion and is comprised of both private and public companies providing credit availability to consumers who are higher credit risks and who have limited access to traditional financing sources. Independent finance companies tend to provide financing for used vehicles sold through new and used dealerships at higher interest rates commensurate with the higher risk associated with the sub-prime consumer.

     The sub-prime market has been fueled by the significant increase in the sale of used motor vehicles. This increase has resulted from a number of factors including (i) the high price of new cars (ii) the increased availability of newer late model cars through leasing programs and factory fleet incentive programs and (iii) the increased availability of financing alternatives provided by the growth in the number of independent finance companies in the sub-prime segment of the market.

    (d)  Narrative Description of the Business

     The Company's current business plan is to (i) expand operations as a sub-prime lender to purchasers of motor vehicles sold by the Company's own LLC retail car dealerships (ii) expand the marketing of its Lender's Single Interest Insurance Policy to other sub-prime finance companies and (iii) expand LLC's vehicle consignment service to large sub-prime finance companies like WFS. The Company has opened five Lender's Liquidation Centers in 1997 in Arizona and New Mexico and plans to add six more facilities throughout Texas, Nevada, Arizona and New Mexico in 1998. The Company also operates its own full service vehicle reconditioning centers and engages in the wholesaling of motor vehicles.

     It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive upon the discretion of management.

     The Company will also consider growth through acquisitions and will not restrict its search for any specific kind of automotive firms, but may acquire a venture in its preliminary or development stage, may participate in a business which is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate because any such venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

     The Company will be subject to certain reporting obligations to the Securities and Exchange Commission and must submit information about significant acquisitions including certified financial statements for up to three prior fiscal years. Thus, it is the intention of management to look for acquisition candidates which can meet these requirements. The Company is in the process of filing the required 8-K audited financial information on the CIC Companies.


ITEM 2.  OFFICE FACILITIES AND EMPLOYEES

     The Company leases a 2,500 sq. ft. executive office space at 2980 E. Northern Ave Suite B1, Phoenix, Arizona 85028 at a monthly expense of $1,500. The Company leases five dealership facilities for its LLC operations at a combined monthly expense of $18,000. The Company has 60 employees.


ITEM 3.  PROPERTIES

     The Company presently has leaseholds, significant assets in the form of $2,000,000 of motor vehicle inventory and finance contracts receivable and working capital.


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

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II


ITEM 6.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     (a) Market Information

     The Company's common stock is traded in the over-the-counter market and is reported in the NASD Bulletin Board under the symbol "ACOR". The following table shows, for the periods presented, the high and low closing bid quotations for the common stock. The quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and may not reflect actual transactions.

PERIOD ENDING (QUARTER)          BID HIGH             BID LOW


Sep. 30, 94                       $0.50                $0.50
Dec. 31, 94                       $0.10                $0.10
Mar. 30, 95                       $0.05                $0.05
June 30, 95                       $0.05                $0.05

Sep. 30, 95                       $0.05                $0.05
Dec. 31, 95                       $0.05                $0.05
Mar. 30, 96                       $0.05                $0.05
June 30, 96                       $0.12                $0.12

Sep. 30, 96                       $0.12                $0.12
Dec. 31, 96                       $0.12                $0.12
Mar. 30, 97                       $0.12                $0.12
June 30, 97                       $1.12                $0.12


     (b)  Holders

     The approximate number of record holders of the Company's common stock as of June 30, 1997 is 342 and the company estimates that there are approximately 600 beneficial owners.


     (c)  Dividends

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 7.  SELECTED FINANCIAL DATA

     The Company is authorized to issue 110,000,000 shares of its common stock with a par value of $.001 and 10,000,000 of preferred stock.


ITEM 8. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The Company is a sub-prime automobile lender with retail and wholesale vehicles sales operations that includes a vehicle consignment service to other sub-prime companies through its Lenders Liquidation Centers. The following discussion of the operations and financial condition should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Liquidity and Capital Resources:

     For the twelve months ending June 30, 1997, the Company had total assets of $404,986 and total stockholders equity of $191,391. During the same period the Company had current assets of $4,986 and current liabilities of $213,595 which would have otherwise resulted in a substantial lack of liquidity but for the acquisition of the CIC Companies on July 23, 1997 [see Item 1(b)]. For the period ending June 30, 1996, the Company had total assets of $400,000 and total stockholder's equity of $83,407. During the same period the Company had virtually no current assets and current liabilities of $316,593. Historically the Company's working capital needs have been satisfied through financing activities primarily consisting of the sale of shares of the Company's Common Stock. The Company anticipates meeting its working capital needs during the current fiscal year primarily with proceeds resulting from a public offering or the private placement of Company securities.

     At June 30, 1997, the Company showed an operating loss of $204,866. The Company believes that it will require additional funds to continue its plan of expansion and acquisitions, meeting its reporting obligations under the Exchange Act and supporting general and administrative overhead. The Company will seek to borrow such funds and/or raise such funds through the private or public sale of its Common Stock. No assurances can be given that such financing will be available or that it can be obtained on terms satisfactory to the Company.

     During the next twelve months the Company will stress the opening of Lenders Liquidation Centers and the acquisition of existing new and/or used retail automobile dealerships. The Company is currently contemplating undertaking a new offering of its debt and/or equity securities in order to achieve its business objectives over the next twelve months. Unless the Company is able to raise additional capital from borrowing or the sale of corporate debt and/or equity securities, the Company may encounter a shortage of capital to accomplish its business objectives.

Results of Operations:

     Included herein are audited financial statements of the Company covering the 12 month period ending June 30, 1997. For the years ended June 30, 1996 and 1997, the Company had net operating loss of ($313,103), and ($204,866) respectively with no revenues. The Company has short term debts consisting of past due trade payables and an outstanding judgment.

ITEM 9.  FINANCIAL STATEMENTS

      The Independent Auditor's Report and Financial Statements of the Company, including the notes, are set forth on pages F-1 through F-11 and are hereby incorporated by reference.


ITEM 10.  CHANGE  IN  AND  DISAGREEMENTS  WITH   ACCOUNTANTS ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

     No independent accountant has resigned or has been dismissed by the Company as a result of any disagreements on accounting principles and practices and financial statement disclosures and nor has the Company received an adverse or qualified opinion during the past two years. The Company chose to engage the independent auditing services of Evers & Company, Ltd. for the June 30, 1997 audit.


                                    PART III


ITEM 11.  DIRECTORS AND EXECUTIVE OFFICERS


     (a)  Identification of Directors

     The directors of the Company are as follows:

         William O. Merritt, 53, Co-Chairman, Director

         Andrew J. Kacic, 50, Co-Chairman, Director

         Stanley F. Wilson, 49, Director

         Vincent W. Bustillo, 37, Director

         Dennis W. Miller, 49, Director

         E. Wayne Mclaws, 50, Director

         Efrain R. Diaz, 42, Director


     (b)  Identification of Executive Officers

     The Executive Officers of the Company are as follows:

         William O. Merritt - CEO;
         Andrew J. Kacic - President;
         Stanley F. Wilson - Secretary;
         Vincent W. Bustillo - Treasurer.

     (c)  Significant Employees

         The Company has the following significant employees: William O. Merritt
- CEO; Andrew J. Kacic - President; Stanley F. Wilson - Secretary; Vincent W. Bustillo - Treasurer.

         Other than Mr. Kacic, all the directors will work substantially full time on the Company's business.

     (d)  Family Relationships

     There are no family relationships existing in the Company.

     (e)  Business Experience

         1.    Background.

William O. Merritt, 53, is Co-Chairman and Chief Executive Officer of AutoCorp. Mr. Merritt founded Consumer Leasing Company in 1990 which was one of the first sub-prime auto leasing companies in the country. In 1995 Mr. Merritt founded Consumer Investment Corporation with AutoCorp Director Dennis W. Miller. During this period he co-owned two "buy-here, pay here" lots until he sold his interests in 1992. Mr. Merritt received a Bachelor of Arts degree in Business Administration from California State University in Long Beach, California in 1970.

Andrew J. Kacic, age 50, is Co-Chairman of the Board of Directors and President of Autocorp. Mr. Kacic was from August 1992 to December 1995 the Founder and President of American Resources of Delaware, Inc. ("ARI"). From January 1995 to December 1995 Mr. Kacic was CEO and a Director of Bullet Sports International. Mr. Kacic also served as a Director and Vice President of ARI's wholly owned subsidiary, Southern Gas. From 1991 to August 1992, Mr. Kacic was President of Standard Oil and Exploration of Delaware, Inc. Since 1977, Mr. Kacic has been a principal of A.J. Kacic & Associates, Inc., a Tucson, Arizona investment banking consulting firm, also known as Advisory Services, Inc. In such capacity, Mr. Kacic has represented both individuals and corporations in acquiring primary and secondary financing, along with business restructuring and marketing. From 1980 to March 1988, he founded and served as Chief Executive Officer of Securities Network, Inc. (Formerly Design Capital Securities Crop.), a Tucson, Arizona licensed NASD broker-dealer with more than of 120 registered representatives. From 1988 to 1990, Mr. Kacic was associated with a Tucson, Arizona insurance firm, and currently holds various insurance licenses. As a direct result of the stock market crash of 1987, Mr. Kacic filed bankruptcy in July 1990. The bankruptcy has been discharged and Mr. Kacic is in good standing with the NASD and all regulatory bodies although he is not currently a licensed securities registered representative.

Stanley F. Wilson, 49, serves Autocorp as a Director, Secretary and General Counsel. Mr. Wilson is an attorney and former automotive executive. In his private law practice he concentrated on the representation of franchised new car and truck dealers form 1979 to 1988. Mr. Wilson holds a Juris Doctorate degree from the University of Nebraska (1974); and Bachelor of Arts degree from Arizona State University (1970). He has also served as Executive Vice President of the Arizona Automobile Dealers Association (1988-92) and General Counsel to the Nebraska New Car & Truck Dealers Association (1979-88). Mr. Wilson was President of the Company from October 1993 to March 28, 1994 when it was known as Eagle Automotive Enterprises, Inc. and President of the Company from September 1994 to the acquisition date of the CIC Companies. Mr. Wilson, a former County Court

Judge for Lancaster County, Nebraska (1983-86), is owner and President of Optimum Investments, Inc. (1994 to present).

Vincent W. Bustillo, 38, serves Autocorp as its Treasurer and is a Director. He is a CPA and will oversee all accounting functions of the Company. He received his Bachelor of Science degree in Accounting from Arizona State University in 1983. He has been a Certified Public Accountant since 1988, and has operated his own CPA firm since 1990, in Tempe, Arizona. From 1988 to 1990 he was a managing accountant with De Greete and Company, P.C.. From 1987 to 1988 he was a self-employed CPA, and from 1983 to 1987 he was with the accounting firm Acosta, Cordova & Pittman, CPA, P.C. in Phoenix, Arizona. He held an NASD Series 7 securities license as a Registered Representative with Southmark Financial Services in Dallas, Texas and GRH Securities in Tempe, Arizona from 1987 to 1993.

Dennis Miller, 49, Autocorp Director. His duties will primarily involve general management and development of CIS. From 1983 to 1990 he was employed by Primerica Financial Services, Inc., a large financial securities company involved in the sales of securities and he was responsible for opening, developing and managing their offices in Arizona, California and New Mexico. At the time he left, he was a Regional Vice President. Mr. Miller has been in the automobile business since 1990. From 1990 to 1991 he operated an automobile detail shop and operator of a car lot and vehicle financing. In 1991 he became a partner of William O. Merritt in the automobile sales and financing business. During the same period, he was a loan broker for Western Funding, Inc., a company engaged in the financing business. In November 1993, he became a 50% shareholder and secretary/treasurer of companies which are affiliates or predecessors of CIC.

Efrain R. Diaz, 42, Autocorp Director. Mr. Diaz attended Arizona State University and has been licensed since 1983 with the NASD as a Registered Representative. Mr. Diaz served as a Regional Vice President for Primerica from 1985 to 1992 and still maintains his registered representative status with Primerica. From 1991 to 1992 he was a sales representative for Farm Bureau Insurance Co., in Phoenix, Arizona, and from June 1991 to September 1995 was Food and Beverage Director of the Quality Inn - South Mountain, in Phoenix, Arizona.

E. Wayne McLaws, 50, serves Autocorp as a Vice President - Financial Resources and as a Director. Since 1990, he has been President of National Financial Trust, a company engaged in estate planning, located in Phoenix, Arizona. From 1985 to 1989, he was a Senior Vice President of Primerica Services, Inc., in Duluth, Georgia. Prior to that he was employed by the Phoenix Police Department as a police information officer responsible for liaison with the community and for developing programs such as "Blockwatch", crime prevention, executive protection and anti-terrorism.

         2. Directorships. William O. Merritt, CEO of the Company, is a director of CIC Fund V, Inc.; Andrew J. Kacic, President of the Company, is a director of A.J. Kacic & Associates, Inc.; Stanley F. Wilson, Secretary of the Company, is a director of Optimum Investments, Inc.; Dennis W. Miller is a director of CIC Fund V, Inc.

         (f)   Involvement in Certain Legal Proceedings

             Not applicable

             (g)  Compliance with Section 16(a) of the Exchange Act

             Not applicable.

ITEM 12.  EXECUTIVE COMPENSATION

     (a)  Cash Compensation

     All officers of the Company are salaried with a base compensation of $60,000. Mr. Wilson accrued a salary in 1995 and 1996 of $7,500 a month.

     (b)  Compensation Pursuant to Plans

     The Company adopted a Non-Statutory Stock Option Plan on March 20, 1997 and registered 2,000,000 shares pursuant to said Plan by means of a Form S-8 Filing on April 18, 1997.

     (c)  Other Compensation

    William Merritt is the holder of stock options on 550,000 shares at the option price of $.56 per share granted pursuant to an Amended and Restated Stock Option Agreement of July 23, 1997.

     There is no other compensation paid to executive officers.

     (d)  Compensation of Directors

     None.


ITEM 13.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of the Company's Shares as of September 30, 1997, for (i) all persons known by the Company to be the beneficial owners of more than 5% of the common stock of the Company (ii) each director of the Company.

                                        Beneficially
     Name                                  Owned             Percent
     ----                                  -----             -------

Vincent W. Bustillo                       735,500             15.5%
Efrain R. Diaz                            735,500             15.5%
E. Wayne McLaws                           735,500             15.5%
William O. Merritt                        735,500             15.5%
Dennis W. Miller                          735,500             15.5%
Stanley F. Wilson                         728,500             15.3%
CIC Fund V, Inc(1)                        300,000              6.3%

(1) CIC Fund V, Inc. is owned by William O. Merritt and Dennis W. Miller

      (b)  Change in Control

      On July 23, 1997, the Company completed a share exchange agreement whereby the shareholders of Consumer Investment Corporation, Consumer Insurance Services, Inc. and Lenders Liquidation Centers, Inc. (the "CIC Companies") received 3,600,000 shares of the Company's common stock in exchange for 100% of the issued and outstanding shares of the CIC Companies.


ITEM 14.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

     1. Financial Statements examined and reported upon by Evers & Company, Ltd, Independent Certified Public Accountants, containing Balance Sheets at June 30, 1997 and Statements of Operations, Shareholder's Equity and Cash Flows for the that period.

     2. 8-K - August 7, 1997.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Phoenix, Arizona, on the 13th day of October, 1997.


                                                     AUTOCORP EQUITIES, INC.



Dated: October 13, 1997                              By /s/ Stanley F. Wilson
                                                       -------------------------
                                                         Stanley F. Wilson
                                                         Secretary

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
AutoCorp Equities, Inc.:

We have audited the accompanying balance sheet of AutoCorp Equities, Inc. ( a development stage company) as of June 30, 1997 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoCorp Equities, Inc. as of June 30, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 12 to the financial statements, the Company acquired 100% of the outstanding stock of Consumer Investment Corporation, Consumer Insurance Services, Inc. and Lenders Liquidation Centers, Inc., which resulted in the shareholders of the acquired companies owning the majority of the stock of AutoCorp Equities, Inc.. The transaction is expected to be accounted for as a reverse acquisition. As such, the historical operations of AutoCorp Equities, Inc. will no longer be presented as a going concern and the operations of the acquired companies will be presented.


                                        Evers & Company, Ltd.


October 3, 1997
Phoenix, Arizona

                             AUTOCORP EQUITIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                             June 30, 1997 and 1996

                                     ASSETS

                                                                   1997           1996
                                                               -----------    -----------
Current Assets:
     Cash                                                      $        42           --
     Advances to officer                                             4,944           --
                                                               -----------    -----------
            Total current assets                                     4,986           --
                                                               -----------    -----------

Prepaid advertising                                                400,000        400,000
                                                               -----------    -----------

                                                               $   404,986        400,000
                                                               ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Notes payable, related party                              $      --          107,442
     Accounts payable                                               31,088         31,552
     Judgment and accrued interest payable                         182,507        177,599
                                                               -----------    -----------
            Total current liabilities                              213,595        316,593
                                                               -----------    -----------

Commitments, contingencies and subsequent events (see notes)

Shareholders' equity:
     Preferred stock, par value $.001; 10,000,000 shares
         authorized, no shares issued or outstanding
     Common stock, par value $.001; 110,000,000 shares
         authorized, 702,198 and 156,532 shares issued
         and outstanding in 1997 and 1996, respectively                686            156
     Additional paid-in-capital                                  9,173,113      8,931,793
     Deficit accumulated during the development stage           (8,401,408)    (8,196,542)
     Less treasury stock                                          (569,000)          --
     Stock subscription receivable                                 (12,000)      (652,000)
                                                               -----------    -----------
                                                                   191,391         83,407
                                                               -----------    -----------

                                                               $   404,986        400,000
                                                               ===========    ===========

                 See accompanying notes to financial statements

                             AUTOCORP EQUITIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                   For the Years Ended June 30, 1997 and 1996

                                                                                     Development
                                                                                        Stage
                                                             1997          1996      (Cumulative)
                                                          ----------    ----------    ----------
Revenue                                                   $     --            --          78,365

General and administrative expenses                          187,172       138,749       969,565
                                                          ----------    ----------    ----------

     Net loss from operations                               (187,172)     (138,749)     (891,200)

Other income (expense)
     Costs of abandoned business combination agreements      (20,750)         --         (20,750)
     Miscellaneous                                             7,964          --           7,964
     Interest expense                                         (4,908)         --          (4,908)
                                                          ----------    ----------    ----------
                                                             (17,694)         --         (17,694)
                                                          ----------    ----------    ----------

     Net loss before discontinued operations                (204,866)     (138,749)     (908,894)
                                                          ----------    ----------    ----------

Discontinued operations                                         --        (174,354)   (7,664,068)
                                                          ----------    ----------    ----------

     Net loss before income taxes                           (204,866)     (313,103)   (8,572,962)

Provision for income taxes                                      --            --            --
                                                          ----------    ----------    ----------

     Net loss                                             $ (204,866)     (313,103)   (8,572,962)
                                                          ==========    ==========    ==========

     Net loss per share                                   $    (0.71)        (2.00)       (48.14)
                                                          ==========    ==========    ==========


Weighted average number of shares outstanding                287,858       156,532       178,083
                                                          ==========    ==========    ==========

                 See accompanying notes to financial statements

                             AUTOCORP EQUITIES, INC.
                  Statements of Changes in Shareholders' Equity
                          (A Development Stage Company)
                   For the Years Ended June 30, 1997 and 1996

                                                   Common Stock        Additional    Stock
                                                   ------------         Paid-In  Subscriptions    Treasury   Accumulated
                                                Shares       Amount     Capital    Receivable      Stock       Deficit      Total
                                              ----------    --------  ----------   ---------    ----------  ----------   ----------
Balance at June 30, 1993                       2,992,913    $  2,993   6,895,884        --      (2,826,145)    171,554    4,244,286

Adjustment for stock split                    (2,893,149)     (2,893)      2,893        --            --          --           --
                                              ----------    --------  ----------   ---------    ----------  ----------   ----------

Balance at June 30, 1993, as adjusted
  for split                                       99,764         100   6,898,777        --      (2,826,145)    171,554    4,244,286

Shares issued for cash                             4,445           4     239,996        --            --          --        240,000

Shares issued for consulting                       3,458           3     174,388        --            --          --        174,391

Shares issued for cash and note receivable         1,859           2      59,998        --            --          --         60,000

Shares issued for licensing agreement              4,975           5     559,723        --            --          --        559,728

Shares issued for note receivable                 15,220          15     651,985    (652,000)         --          --           --

Settlement with subsidiaries                        --          --          --          --       2,826,145        --      2,826,145

Net loss for the year ended June 30, 1994           --          --          --          --            --    (6,910,305)  (6,910,305)
                                              ----------    --------  ----------   ---------    ----------  ----------   ----------

Balance at June 30, 1994                         129,721         129   8,584,867    (652,000)         --    (6,738,751)   1,194,245

Shares issued to Diamond Entertainment
  for expenses                                    25,000          25     326,038        --            --          --        326,063

Exercise of options                                6,667           7      19,883        --            --          --         19,890

Shares issued for cash, exercise of options        6,667           7         993        --            --          --          1,000

Canceled and returned shares                     (11,523)        (12)         12        --            --          --           --

Net loss for the year ended June 30, 1995           --          --          --          --            --    (1,144,688)  (1,144,688)
                                              ----------    --------  ----------   ---------    ----------  ----------   ----------
Balance at June 30, 1995                         156,532         156   8,931,793    (652,000)         --    (7,883,439)     396,510

                 See accompanying notes to financial statements

                             AUTOCORP EQUITIES, INC.
                  Statements of Changes in Shareholders' Equity
                          (A Development Stage Company)
                   For the Years Ended June 30, 1997 and 1996

                                                    Common Stock        Additional    Stock
                                                    ------------         Paid-In  Subscriptions  Treasury    Accumulated
                                                  Shares    Amount       Capital    Receivable     Stock       Deficit       Total
                                                 --------  --------    ----------   ---------    --------    ----------    --------
Balance at June 30, 1995                          156,532       156     8,931,793    (652,000)       --      (7,883,439)    396,510

Net loss for the year ended June 30, 1996            --        --            --          --          --        (313,103)   (313,103)
                                                 --------  --------    ----------   ---------    --------    ----------    --------

Balance at June 30, 1996                          156,532       156     8,931,793    (652,000)       --      (8,196,542)     83,407

Cancellation of stock                             (16,270)      (16)           16        --          --            --          --

Issuance of stock  for cash and subscription      130,666       131        81,869     (12,000)       --            --        70,000

Issuance of stock to officer for reduction
  in advances                                     405,000       405       149,445        --          --            --       149,850

Issuance of stock for services                     10,000        10         9,990        --          --            --        10,000

Cancellation of stock subscription                   --        --            --       652,000    (569,000)         --        83,000

Net loss for the year ended June 30, 1997            --        --            --          --          --        (204,866)   (204,866)
                                                 --------  --------    ----------   ---------    --------    ----------    --------

Balance at June 30, 1997                          685,928  $    686     9,173,113     (12,000)   (569,000)   (8,401,408)    191,391
                                                 ========  ========    ==========   =========    ========    ==========    ========

                 See accompanying notes to financial statements

                             AUTOCORP EQUITIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                   For the Years Ended June 30, 1997 and 1996

                                                                                                  Development
                                                                                                     Stage
                                                                         1997          1996      (Cumulative)
                                                                      ----------    ----------    ----------
Cash flows from operating activities:
     Net loss                                                         $ (204,866)     (313,103)   (8,572,962)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Assets written off and discontinued operations                     --            --       5,494,475
         License written off                                                --            --         658,319
         Amortization of prepaid expenses                                   --            --         356,002
         Salary accrual to officer                                        90,000          --          90,000
         Stock issued for services                                        10,000          --       1,070,182
         Compensation related to canceled stock subscription              83,000          --          83,000
         Decrease in barter credits                                         --          94,606          --
         Increase (decrease) in advances to officer                      (52,536)      107,442        54,906
         Increase in prepaid expenses                                       --            --          (3,000)
         Increase in receivables                                            --            --        (139,400)
         Decrease in deposits and other assets                              --            --         182,680
         Increase in judgments payable                                     4,908       177,599       182,507
         Decrease in  accounts payable                                      (464)      (66,544)       19,815
                                                                      ----------    ----------    ----------

            Net cash used in operating activities                        (69,958)         --        (523,476)
                                                                      ----------    ----------    ----------

Cash flows from financing activities:
     Proceeds from issuance of stock                                      70,000          --         370,890
                                                                      ----------    ----------    ----------

Net increase (decrease) in cash                                               42          --        (152,586)

Cash, beginning of year                                                     --            --         152,628
                                                                      ----------    ----------    ----------

Cash, end of year                                                     $       42          --              42
                                                                      ==========    ==========    ==========


Supplementary Disclosure of Noncash Financing and Investing Activities
----------------------------------------------------------------------

During 1997, the Company's president acquired 405,000 shares of common stock for a reduction in his note payable of $149,850

                 See accompanying notes to financial statements

                             AUTOCORP EQUITIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 1997 and 1996


1.   Summary of significant accounting policies
     ------------------------------------------

     a.  Basis of presentation
         ---------------------

         The following is a summary of significant accounting policies followed by AutoCorp Equities, Inc. (the Company). The policies conform with generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as disclosures of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

     b.  Operations
         ----------

         The Company has been in the development stage since July 1, 1993 and has been concentrating substantially all of its efforts in raising capital in order to generate significant operations.

     c.  Income taxes
         ------------

         Income taxes are accounted  for under the asset and  liability  method.
              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, including operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect in deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     d.  Net Loss Per Share
         ------------------

         Net loss per share is computed based upon the weighted average number of shares outstanding during the period, which was assumed to be 287,858 and 156,532 for the years ended June 30, 1997 and 1996, respectively and 178,083 during the development stage.

2.   Organization and operations
     ---------------------------

     The Company was  incorporated in Colorado on January 2, 1986 under the name
         Vivatae, Inc. and completed its initial public offering in May, 1986. In November, 1986, the Company acquired all of the outstanding stock of Eagle Entertainment, Inc. and changed its name to Eagle Entertainment, Inc. (EEI). Through its subsidiaries, EEI provided performance guarantees for motion picture productions.

                             AUTOCORP EQUITIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 1997 and 1996


2.   Organization and operations, continued
     --------------------------------------

     In September, 1990, the Company divested its subsidiaries and acquired Arizona based corporations engaged in retailing and financing of motor vehicles.

     On January 3, 1992, the Company changed its name to Eagle Holdings, Inc. On October 20, 1993, the Company formed a Nevada Corporation named Eagle Automotive Enterprises, Inc. Eagle Holdings, Inc. was then merged into Eagle Automotive Enterprises, Inc., a shell corporation without any substantial assets or equity.

     On March 28, 1994, the Company divested its automotive subsidiaries and acquired Diamond Entertainment II, Inc., a Utah /corporation licensed by the Samuel Goldwyn Company to produce live productions of "American Gladiators" On April 6, 1994, the Company changed its name to Chariot Entertainment, Inc.

     On  December  31, 1994,  the Goldwyn  Licensing  Agreement  expired and the
         Company  divested  its   subsidiaries  to  seek  business   combination
         candidates as it re-entered the business development stage.

     On September 30, 1996, the Company changed its name to AutoCorp Equities, Inc.

3.   Prepaid advertising
     -------------------

     Prepaid advertising consists of $800,000 of media due bills which were exchanged for prepaid rent in 1994. These credits expire on July 20, 2004 and are usable on the American Independent Network. A valuation allowance of $400,000 has been recorded as an offset to this asset.

4.   Notes and advances to/from officer
     ----------------------------------

     Advances to officers are unsecured, non-interest bearing and payable on demand.

5.   Judgment
     --------

     In October, 1995, a judgment was issued against the Company for $174,354, plus interest from the date of judgment. Portions of the balance continue to accrue interest at two different rates of 7% and 10%.

     The Company has attempted to negotiate a settlement of the judgment, but has not yet been successful.

                             AUTOCORP EQUITIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 1997 and 1996


6.   Equity transactions
     -------------------

     During 1997, the Company's board of directors approved a 30 to 1 reverse stock split. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the reverse stock split.

     During 1997, the Company agreed to cancel certain outstanding stock subscription agreements in exchange for return of the stock. The Company has received 13,285 shares of stock which are being held in escrow by the Company's attorney. The Company is to receive all proceeds from the sale of the shares as settlement for cancellation of the subscriptions. Since the Company agreed to accept 13,285 of the 15,222 shares subscribed, an expense of $83,000 has been charged to earnings.

7.   Income taxes
     ------------

     The Company has incurred net losses of over $8,000,000 during the last four fiscal years. The Company has not filed tax returns during that period and therefore has not determined the amount of those losses which may be used to offset future taxable income. The Company plans to file all tax returns that are due. In addition, the Company's ability to use those losses may be substantially limited, due to changes in ownership in July, 1997.

     Any tax benefit from the loss carryforwards at June 30, 1997 would be totally offset by a valuation allowance, since the Company has not yet developed a history of profitable operations.

8.   Related party transactions
     --------------------------

     During 1997, the Company's president acquired 405,000 shares of common stock in exchange for his accrued compensation of $90,000 and a reduction in amounts due him of $59,850. The Company also repaid loans from the officer of $66,050 and received advances of $13,514 from him.

9.   Stock Option Plan
     -----------------

     On March 20, 1997, the Board of Directors adopted the 1997 Non-Statutory Stock Option Plan. Under the plan, the Board may grant options to officers, key employees, directors and consultants. Stock options may be granted at not less than 20% of the fair market value of the stock on the date the option is granted. The plan shall expire on March 20, 2007, except that stock options then outstanding shall remain in effect until they have expired or been exercised. The maximum term of the options cannot exceed ten years. A total of 2,000,000 shares have been reserved for issuance under the plan. During the year ended June 30, 1997, options for 310,000 shares were granted and exercised at fair market value.

                             AUTOCORP EQUITIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 1997 and 1996


10. Disclosures about fair value of financial instruments
    -----------------------------------------------------

     Statement of Financial  Accounting  Standards No. 107,  "Disclosures  about
         Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

     Fairvalue  estimates are made at a specific  point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

     Since the fair value is estimated as of June 30, 1997, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

     The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. The recorded amount of prepaid expenses approximates market based upon estimates of trading values. Accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

11.  Cancellation of business combination agreements
     -----------------------------------------------

     During 1997, the Company entered into business combination agreements with Designer Wear, Inc., EEE Holdings, Inc. and Northstar Partners, LTD which were subsequently rescinded. Expenditures of $20,750, including advances, related to the proposed combinations have been reflected as a separate component of the net loss.

12.  Subsequent events
     -----------------

     In July, 1997, the Company acquired 100% of the outstanding stock of Consumer Investment Corporation, Consumer Insurance Services, Inc. and Lenders Liquidation Centers, Inc. in exchange for 3,677,500 shares of common stock to the shareholders of the acquiring companies and 300,000 shares to CIC Fund V. The Company's former president also received 303,500 shares in conjunction with this transaction. This transaction resulted in the shareholders of the acquired companies owning the majority of the outstanding stock of AutoCorp..

     The acquired companies are engaged in the sales, financing and insurance of used cars. The Company expects to account for the business combination as a reverse acquisition.