Form 10QSB
period 1997-09-30
AUTOCORP EQUITIES INC
filed 1997-11-17
CIK 790066

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


                  [X] QUARTERLY REPORT PURSUANT TO 13 OR 15(D)
                      OF THE SECURITES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 1997


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


              Indicate by check mark whether the registrant (1) has
             filed all reports required to be filed by Section 13 or
           15(d) of the Securities and Exchange act of 1934 during the preceding 12 months and (2) has been subject to such filing
              requirements for the past 90 days. Yes     No  X
                                                     ---    ---

Common Stock, $.001 par value                                    5,030,018
-----------------------------                                    ---------
     (Title of class)                                        (Number of shares
                                                            outstanding 9/30/97)

                             AUTOCORP EQUITIES, INC.




                                      INDEX


                                                                            Page

Part I.       Financial Information                                          NA


Item 1.       Financial Statements                                           NA

              Notes                                                          NA


Item 2.       Management's Discussion and                                     3
              Analysis of Financial Condition
              and Operating Results


Part II.      Other Information, Items 1-5                                   NA

              Signatures                                                      3

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company acquired 100% of the common stock of Consumer Investment Corporation; Lenders Liquidation Centers, Inc. and Consumer Insurance Services, Inc. (the "CIC Companies") on July 23, 1997. The fiscal year end of the CIC Companies is September 30. As such, in lieu of the the 9/30/97 10-QSB, the company will be filing a 10-KSB for that period.





                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AUTOCORP EQUITIES, INC.


November 17, 1997                       /s/ Stanley F. Wilson
                                        ----------------------------
                                        Stanley F. Wilson, Secretary