Form 10QSB
period 1998-03-31
AUTOCORP EQUITIES INC
filed 1998-05-08
CIK 790066

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                  [X] QUARTERLY REPORT PURSUANT TO 13 OR 15(D)
                      OF THE SECURITES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

                         Commission file number 0-15216

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
                              Yes _____ No ___x___


Common Stock, $.001 par value                                    4,656,018
-----------------------------                                    ---------
(Title of class)                                            (Number of shares
                                                            outstanding 3/31/98)

Item 1.       Financial Statements
                             AutoCorp Equities, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)
                     as of March 31, 1998 and June 30, 1997

Assets                                                  3/31/98         6/30/97
Cash                                                    (16,913)        391,278
Accounts Receivable                                     467,959       1,064,399
Inventory                                             1,334,465       1,597,748
Prepaids                                                  3,282
                                                     ----------      ----------
     Total Current Assets                             1,788,793       3,053,425
                                                     ----------      ----------
Property and Equipment                                  785,174         178,574
Prepaid Advertising                                     400,000
Long Term Note Receivable-Austin                      3,550,000
Deposits                                                 23,555          18,000
                                                     ----------      ----------
     Total Assets                                     6,547,522       3,249,999
                                                     ==========      ==========

Liabilities
Accounts Payable                                        806,664         549,280
Vehicle Flooring                                        980,079
Recourse Debt                                           473,814
Note Payable Guarantee                                  182,507
                                                     ----------      ----------
     Total Current Liabilities                        2,443,064         549,280

Investor Notes Payable                                2,495,335       3,025,974
Mortgage Payable                                        448,000
Austin Note Payable                                   3,550,000
                                                     ----------      ----------
     Total Liabilities                                8,936,399       3,575,254
                                                     ----------      ----------

Stockholders' Equity
Preferred Stock, authorized 10,000,000
     shares, no shares issued                              --              --
Common Stock, authorized 110,000,000
     shares, 4,656,018 and 4,331,000
     shares outstanding at 3/31/98 and
     6/30/97 respectfully, par value $.001                4,656           4,331
Paid in Capital                                       2,448,808         458,148
Stock Subscribed                                        (12,000)
Retained Earnings (Loss)                             (4,830,341)       (787,734)
                                                     ----------      ----------
     Total Stockholders' Equity                      (2,388,877)       (325,255)
                                                     ----------      ----------
     Total Liabilities and Stockholders'
          Equity                                      6,547,522       3,249,999
                                                     ==========      ==========

                             AutoCorp Equities, Inc.
                  Consolidated Statement of Stockholders Equity
                                   (Unaudited)
            for the period from June 30, 1996 through March 31, 1998

                                          Common Stock                Additional     Stock          Retained       Total
                                          Shares            Amount    Paid In        Subscriptions  Earnings       Equity
                                                                      Capital        Receivable     (Loss)
Balance, June 30, 1996                    4,331,000         4,331       458,148                        (63,112)       399,367
Retained Earnings (Loss)                                                                              (724,622)      (724,622)
                                          ------------------------------------------------------------------------------------
Balance, June 30, 1997                    4,331,000         4,331       458,148         --            (787,734)      (325,255)

Reverse Acquisition                         685,928           686       202,705      (12,000)                         191,391
     Autocorp Equities, Inc.

Issuance of Stock for Consulting             13,000            13         7,267                                         7,280
Issuance of Stock for Consulting             50,000            50        11,450                                        11,500
Retained Earnings (Loss) 6 mths                                                                     (3,740,045)    (3,740,045)
                                          ------------------------------------------------------------------------------------

Balance, December 31, 1997                5,079,928         5,080       679,570      (12,000)       (4,527,779)    (3,855,129)
Converstion of Debt to Equity               435,674           436     1,298,304                                     1,298,740
Transfer of Division to Former Officer     (859,584)         (860)      470,934                                       470,074
Retained Earnings 3 months 3/31/98                                                                    (302,562)      (302,562)
                                          ------------------------------------------------------------------------------------

Balance March 31, 1998                    4,656,018         4,656     2,448,808      (12,000)       (4,830,341)    (2,388,877)
                                          ====================================================================================

                             AutoCorp Equities, Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)
               for the three months ended March 31, 1998 and 1997
                and the nine months ended March 31, 1998 and 1997

                                   3 mths        3 mths        9 mths        9 mths
                                   ended         ended         ended         ended
                                   3/31/98       3/31/97       3/31/98       3/31/97
Sales Revenue                    1,593,082       338,192     3,847,125       338,192
Service Revenue                    356,894        28,316       494,237       102,961
                                 ---------------------------------------------------
         Total Revenue           1,949,976       366,508     4,341,362       441,153
                                 ---------------------------------------------------
Costs of Goods Sold              1,537,045       477,631     4,572,336       477,631
                                 ---------------------------------------------------
Gross Profit                       412,931      (111,123)     (230,974)      (36,478)
                                 ---------------------------------------------------

Expenses
         Interest and Finance       84,074          --         606,736
         Advertising                23,989          --         137,488
         Consulting                 47,568       119,001       245,053       251,256
         Payroll and Taxes         428,123        35,062     1,090,803        35,062
         Gen. and Adm              131,739        77,376     1,731,553       161,226
                                 ---------------------------------------------------
         Total Expenses            715,493       231,439     3,811,633       447,544
                                 ---------------------------------------------------

Net Income (Loss) from
Operations                        (302,562)     (342,562)   (4,042,607)     (484,022)

Provision for Income Taxes            --            --            --            --
                                 ---------------------------------------------------
Net Income (Loss)                 (302,562)     (342,562)   (4,042,607)     (484,022)
                                 ===================================================

Earnings per Common
Share                                (0.06)        (0.08)        (0.90)        (0.11)
                                 ---------------------------------------------------

Weighted Average Number
of Shares Outstanding            4,867,973     4,331,000     4,493,509     4,331,000
                                 ---------------------------------------------------

                             AutoCorp Equities, Inc.
                       Consolidated Statement of Cash Flow
                                   (Unaudited)
                for the nine months ended March 31, 1998 and 1997

Cash from Operations                                  3/31/98           3/31/97
     Net Income (Loss)                             (4,042,607)         (476,454)
     Net Change in Receivables                        971,500            59,218
     Net Change in Inventory                          263,283          (648,758)
     Prepaids                                          (3,282)
     Deposits                                          (5,555)           (3,500)
     Net Change in Payables                         1,680,189            61,606
                                                   ----------        ----------
     Cash from Operations                          (1,136,472)       (1,007,888)
                                                   ----------        ----------
Cash Used for Investing
     Fixed Assets Purchased                           506,600           (55,888)
     Investor Notes                                 1,298,740
                                                   ----------        ----------
     Cash Used for Investing                        1,805,340           (55,888)
                                                   ----------        ----------
Cash from Financing
     Mortgage Debt                                    448,000
     Notes Payable                                    768,101           980,704
     Stock Sales                                    1,317,520
                                                   ----------        ----------
     Cash from Financing                            2,533,621           980,704
                                                   ----------        ----------
Net Change in Cash                                   (408,191)          (83,072)
Beginning Cash Balance                                391,278            16,974
                                                   ----------        ----------
Ending Cash Balance                                   (16,913)          (66,098)
                                                   ==========        ==========

Significant non cash transactions
     Transfer of Austin lot to former president for stock
     Reverse acquisition with Autocorp Equities

Notes to Condensed Consolidated Financial Statements

                             Autocorp Equities, Inc.

Note 1.  Business and Accounting Policies

Autocorp Equities, Inc. (the Company) and its wholly owned subsidiaries, Lenders Liquidation Centers, Inc., Consumer Investment Corporation and Consumer Insurance Services, Inc. operated six sales lots for pre-owned vehicles in Arizona and New Mexico.

The condensed consolidated balance sheet as of March 31, 1998 and June 30, 1997 and the consolidated statements of operations and the consolidated statements of cash flows for the quarters and periods shown were prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1998 and for all periods shown have been made.

Inventory

Inventory includes the original costs of the vehicle on an historic basis plus and reconditioning costs and flooring costs associated with that vehicle. Inventory is maintained on a specific identification basis of accounting.

Net Earnings (Loss)

Net loss per share is computed upon the weighted average number of shares outstanding during the period.

2.        Prepaid Advertising

The prepaid advertising consists of $800,000 of media due bills which were exchanged for prepaid rent in 1994. The credits expire on July 2004 and are usable on the American Independent Network. A valuation allowance of $400,000 has been recorded as an offset to this asset.

3.        Austin Note Receivable/Payable

In January 1998 the Company sold to its former president and corporate secretary the car lots it owned in Austin, Texas. The Company received back all of the president's and corporate secretary's stock plus received a note for the amount that it previously owed on the Austin lots. This transaction netted the Company approximately $470,000 in equity enhancement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company operates a used motor vehicle sales and finance business. Autocorp presently operates six (6) used motor vehicle dealerships through its subsidiary Lenders Liquidation Centers, Inc. ("LLC") dba "Lenders Auto Resale Centers". Through its subsidiary Consumer Investment Corporation ("CIC"), the Company underwrites, finances and services installment sales contracts generated by its own financing and vehicle sales operations. CIC concentrates on financing vehicles purchased by sub-standard credit purchasers, i.e. persons with low incomes and credit problems. The Company also operates an insurance company through its subsidiary Consumer Insurance Services, Inc. ("CIS") formed to provide all of the finance and insurance products and services used by LLC operations.

The following discussion of the operations and financial condition should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Liquidity and Capital Resources:

At March 31, 1998, the Company had total assets of $6,547,522 and total stockholders equity of $(2,388,877). At March 31, 1997 the Company had assets of $3,249,999 and total stockholders equity of $(325,255). The Company continues to experience a liquidity problem. Historically the Company's working capital needs have been satisfied through financing activities primarily consisting of the sale of shares of the Company's Common Stock.

As of March 31, 1998 the Company's current position was $(654,271). This negative current position has limited the growth the Company has desired. Pursuant to an October 21, 1997 Offering Circular, the Company is currently converting debt from promissory notes to equity in the form of restricted common stock. During the quarter the Company converted $1,298,740 of note holders into stockholders. This conversion has helped reduce the amount of interest due in the future on the converted securities.

The Company anticipates meeting its working capital needs during the current quarter primarily with proceeds resulting from the private placement of Company securities and a small profit which the Company expects to generate. The Company will seek to borrow and/or raise such funds through the private or public sale of its Common Stock. No assurances can be given that such financing will be available or that it can be obtained on terms satisfactory to the Company. If the Company is unable to secure financing from the sale of its securities or from private lenders, management believes that the Company will be unable to continue with its current business plan. In the opinion of management, inflation has not had a material effect on the operations of the Company.

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

Results of Operations:

Included herein are unaudited financial statements of the Company covering the three month period ended March 31, 1998. The Company had a net loss for the quarter of $302,562 compared to the two previous quarters in which the Company had a net loss of $3,740,045. In January 1998, the Company replaced its Co-Chairman and CEO resulting in a substantial turnaround in Company performance. This improved performance is also the result of the Company making substantial personnel and system changes coupled with a sharp reduction in overhead expenses. These efforts have resulted in a net gross profit for the quarter and the first profitable month in Company history for the month of March. Expenses of the months of January and February were such that the Company still had a loss in those months. The Company expects to generate a net income for the final quarter of the fiscal year. The Company expects to show a loss for the fiscal year ending June 30, 1998.

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

                            AUTOCORP EQUITIES, INC.


May 6, 1998                   /s/ Mark A. Shelley
                         --------------------------------
                         Mark A. Shelley, CFO, Chief Accountant