Form 10QSB
period 1998-06-30
AUTOCORP EQUITIES INC
filed 1998-10-15
CIK 790066

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                  [X] QUARTERLY REPORT PURSUANT TO 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1998

                         Commission file number 0-15216


                             AUTOCORP EQUITIES, INC.
              Exact name of registrant as specified in its charter


         NEVADA                                                 86-0892913
(State of Incorporation)                                   (I.R.S. Employer ID#)

                          2980 E. Northern Ave Suite A1
                             Phoenix, Arizona 85028
                   (Address of principal office and Zip Code)


                          2980 E. Northern Ave Suite B1
                             Phoenix, Arizona 85028
                                (Former address)


                                 (602) 569-0202
               (Registrant's telephone number including area code)


                                 (602) 482-5737
                            (Former telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings
requirements for the past 90 days. Yes        No   X
                                       -----     -----

     Common Stock, $0.001                           5,978,587
       (Title of class)               (Number of shares outstanding 6/30/98)

                            AUTOCORP EQUITIES, INC.
                       and its wholly owned subsidiaries
                       Lenders Liquidation Centers, Inc.
                        Consumer Investment Corporation,
                       Consumer Insurance Services, Inc.

                      Consolidated Condensed Balance Sheet
                   as of June 30, 1998 and September 30, 1997


                                                        6/30/98         9/30/97
                                                        -------         -------
Assets

Cash                                                    110,000          87,813
Trade Financed Receivables                              551,890         750,432
Inventory                                               685,000       1,125,894
Prepaid Expenses                                          3,185
                                                     ----------      ----------

      Total Current Assets                            1,346,890       1,967,324

Property and Equipment                                  785,174         122,712

Note Receivable CIC Fund V                            3,364,390
Prepaid Advertising                                     400,000         400,000
Deposits                                                 23,555          49,449
                                                     ----------      ----------

      Total Assets                                    5,920,009       2,539,485
                                                     ==========      ==========
Liabilities

Trade Accounts Payable                                  331,796          47,896
Vehicle Financing Debt                                  854,874         650,010
Insurance Company Purchase                              165,000
Notes Payable                                           182,507         182,507
Sales Taxes Payable                                      49,677          23,766
                                                     ----------      ----------

      Total Current Liabilities                       1,583,854         904,179

Due to Finance Company                                3,364,390
Investor Notes Payable                                2,663,147       3,390,528
Mortgages Payable                                       434,634
                                                     ----------      ----------

      Total Liabilities                               8,046,025       4,294,707
                                                     ----------      ----------
Stockholders' Equity

Preferred Stock, authorized 10,000 shares no shares outstanding. Par value $0.001

Common Stock, authorized 110,000,000 shares
  5,978,587 and 5,080,018 shares outstanding,
  par value $0.001                                        5,979           5,080

Paid in Capital                                       2,216,062         579,570
Common Stock Subscribed                                 (12,000)        (12,000)
Treasury Stock                                              (20)
Retained Earnings (Loss)                             (4,336,037)     (2,327,872)
                                                     ----------      ----------
      Total Stockholders' Equity                     (2,126,016)     (1,755,222)

      Total Liabilities and Stockholders' Equity      5,920,009       2,539,485
                                                     ==========      ==========

The accompanying notes are an integral part of these statements
The above statement is unaudited and is prepared by management

                            AUTOCORP EQUITIES, INC.
                       Statement of Stockholders' Equity
                                  (Unaudited)
                    for the nine months ended June 30, 1998


                                  Common Stock      Paid in      Stock    Treasury    Retained        Total
                                Shares     Amount   Capital   Subscribed    Stock     Earnings       Equity
                                ------     ------   -------   ----------    -----     --------       ------
Balance, September 30, 1997   5,080,018    5,080     579,570   (12,000)       --    (2,327,872)   (1,755,222)

Conversion of Debt to Equity    435,674      436   1,298,304        --        --            --     1,298,740

Stock Sales                      66,667       67      49,933        --        --            --        50,000

Stock for Compensation          376,228      376     288,255        --        --            --       288,631

Treasury Stock Transferred       20,000       20          --        --       (20)           --            --

Retained Earnings                    --       --          --        --        --    (2,008,165)   (2,008,165)
                              ---------    -----   ---------   -------       ---    ----------    ----------

Balance, June 30, 1998        5,978,587    5,979   2,216,062   (12,000)      (20)   (4,336,037)   (2,126,016)
                              =========    =====   =========   =======       ===    ==========    ==========

The accompanying notes are an integral part of these statements
The above statement is unaudited and is prepared by management

                            AUTOCORP EQUITIES, INC.
                 Consolidated Condensed Statement of Operations
                                  (Unaudited)
            for the three month periods ended June 30, 1998 and 1997
             and the nine month periods ended June 30, 1998 and 1997


                                    3 mths    3 mths      9 mths       9 mths
                                    6/30/98   6/30/97     6/30/98      6/30/97
                                    -------   -------     -------      -------

Sales of Vehicles                 1,068,596    299,017   3,746,474     637,209
Interest Income                       5,942                  5,942
Service Income                       42,717     12,521     439,031      69,905
                                  ---------  ---------  ----------   ---------

     Total Revenue                1,117,255    311,538   4,191,447     707,114
                                  ---------  ---------  ----------   ---------

Cost of Vehicles Sold               716,206    301,739   3,008,651     779,370
                                  ---------  ---------  ----------   ---------

Gross Profit                        401,049      9,799   1,182,796     (72,256)
                                  ---------  ---------  ----------   ---------
Expenses
     Consulting                     297,212     36,733     405,723     236,940
     General and Administrative     133,657    117,486     696,469     263,915
     Rent                            39,388      7,970     226,986      12,271
     Salaries and Wages             435,539     19,875   1,370,907      25,639
     Advertising                      9,627      4,280     113,641       4,890
     Interest Expense                82,322     39,872     377,235      39,872
                                  ---------  ---------  ----------   ---------

                                    997,745    226,216   3,190,961     583,527
                                  ---------  ---------  ----------   ---------

Income before Income Taxes         (596,696)  (216,417) (2,008,165)   (655,783)

Provision for Income Taxes               --         --          --          --
                                  ---------  ---------  ----------   ---------

Net Income (Loss)                  (596,696)  (216,417) (2,008,165)   (655,783)
                                  =========  =========  ==========   =========

Earnings (Loss) per Common Share      (0.11)     (0.05)      (0.36)      (0.15)
                                  ---------  ---------  ----------   ---------
Weighted Average Number of
  Common Shares                   5,529,303  4,331,000   5,529,303   4,331,000
                                  ---------  ---------  ----------   ---------

The accompanying notes are an integral part of these statements
The above statement is unaudited and is prepared by management

                            AUTOCORP EQUITIES, INC.
                             Statement of Cash Flow
                                  (Unaudited)
                for the nine months ended June 30, 1998 and 1997


                                                     6/30/98           6/30/97
                                                     -------           -------
Cash Provided by Operations

     Net Income (Loss)                             (2,108,165)         (655,783)

     Net Change in Receivables                         98,542          (419,357)
     Net Change in Inventory                          640,894        (1,429,324)
     Prepaid Expenses                                   3,185
     Deposits                                          25,894           (16,132)
     Payables                                        (366,110)          509,714
     Vehicle Financing                                854,874
     Taxes Payable                                     25,911
     Deferred Costs                                                     149,714
                                                   ----------        ----------

     Cash from Operations                            (824,975)       (1,861,168)
                                                   ----------        ----------

Cash Used in Investing
     Fixed Asset Purchased                            662,462           166,766
                                                   ----------        ----------

     Cash Used in Investing                           662,462           166,766
                                                   ----------        ----------

Cash Provided by Financing
     Stock Sales                                    1,637,371
     Note Sales/conversions                          (727,381)        2,344,939
     Mortgages on Land                                434,634
     Deposit on Insurance Company                     165,000
                                                   ----------        ----------

     Cash from Financing                            1,509,624         2,344,939
                                                   ----------        ----------

Net Change in Cash Balance                             22,187           317,005

Beginning Cash Balance                                 87,813            74,273
                                                   ----------        ----------

Ending Cash Balance                                   110,000           391,278
                                                   ==========        ==========

The accompanying notes are an integral part of these statements
The above statement is unaudited and is prepared by management

                             Autocorp Equities, Inc.
              Notes to Condensed Consolidated Financial Statements

NOTE 1. BUSINESS AND ACCOUNTING POLICIES

         Autocorp Equities, Inc. (the Company and its wholly owned subsidiaries, Lenders Liquidation Centers, Consumer Investment Corporation and Consumer Insurance Corporation) operated sales lots for pre-owned vehicles and financed the contracts generated by the sale of the vehicle.

         The condensed consolidated balance sheet as of June 30, 1998 and September 30, 1997, the consolidated statements of operations and the consolidated statements of cash flows for the quarters and periods shown were prepared by the Company without audit. In the opinion of management all adjustments necessary to present fairly the financial position at June 30, 1998 and September 30, 1997 and the results of operations and changes in cash flow and for the periods shown have been made.

INVENTORY

         Inventory includes the original costs of the vehicle on an historic basis plus any reconditioning costs and flooring costs associated with that vehicle. Inventory is maintained on a specific identification basis for accounting purposes. The company has entered into agreements made in June 1998, effective in the fourth quarter, generating sufficient inventory credit lines to continue its business plan.

NET EARNINGS (LOSS)

         Net loss per share is computed upon the weight of the average number of shares outstanding during the period.

NOTE 2. PREPAID ADVERTISING

         The prepaid advertising consists of $800,000 of media due bills that were exchanged for prepaid rent in 1994. The credits expire on July 2004 and are usable on the American Independent Network. A valuation allowance of $400,000 has been recorded as an offset to this asset as of September 30, 1997.


NOTE 3. AUSTIN NOTE RECEIVABLE/PAYABLE

         In January 1998, the Company sold its car lots in Austin, Texas to a company owned by company officers William Merritt and Dennis Miller, who had left the employment of the Company as of December 31, 1997. The Company received back its own stock from the two principals plus the assumption, by Merritt and Miller, of a note related to the loan portfolio of the Austin, Texas car lots. In June of this year, the same two former officers repurchased shares owned by management and re-assumed control of the Company. This transaction reversed the $470,000 equity enhancement mentioned for the quarter ending March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company operates used motor vehicle and finance businesses. At the beginning of the quarter the Company had six used motor vehicle dealerships through its wholly owned subsidiary Lenders Liquidation Centers, Inc., d.b.a. Lenders Auto Resale Centers. Through its wholly owned subsidiary, Consumer Investment Corporation, the Company underwrites, finances and services installment sales contracts generated by its own financing and vehicle sales operations. The Company's insurance subsidiary Consumer Insurance Services, Inc. was inactive during the quarter. The company is currently negotiating for the sale of this subsidiary.

         This Quarterly Report on form 10-QSB along with other reports and announcements by the Company may contain forward-looking statements. Forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those projected. The Company undertakes no obligation to publicly update or revised any forward looking statements whether as a result of new information, future events, or otherwise. Statements in the Quarterly Report describes factors, among others, that could contribute to or cause such differences.

         Investing in securities of the Company involves certain risk. Risk factors may affect the results of the company and its stock prices, therefore affecting the return that an investor would receive. Some of these risk factors are the following: dependence upon external financing, non-assurance of ever being profitable, dependence on new and as of yet unproven management, poor credit worthiness of clientele, year 2000 technology problems, highly competitive industry, general economic conditions, current state usury laws, sensitivity to interest rates, volatility of stock price and stock market in general.

         The following discussion of the operations and financial condition should be read in conjunction with the unaudited financial statements and notes there to appearing elsewhere in the form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES:

         At June 30, 1998 the company had total assets of $5,920,009 and total stockholders' equity of ($2,276,016) At September 30, 1997 the Company had total assets of $2,539,485 and stockholders equity of $(1,755,222). The Company experienced liquidity problems in the quarter ending June 30, 1998. During this last quarter the Company was not able to sell enough of its securities or conduct enough business to cover its cash needs. At June 30, 1998 the Company had a limited amount of cash, most of which was in the insurance company and not available for use in current operations.

         The Company anticipates meeting its working capital needs by borrowing on existing credit lines, selling automobiles and then selling the sales contracts to finance companies and securing funds through the private placements of the company securities. The company is in the process of obtaining additional flooring credit lines to be used for its future expansion. The Company is currently negotiating a new agreement with its vehicle sales contracts underwriter. This agreement is could enhance management's ability to acquire exsisting businesses and loan portfolios as well as expand their own current dealer network.

RESULTS OF OPERATIONS

          Included herein are the unaudited financial statements of the Company covering the three-month and nine-month periods ending June 30, 1998 and June 30, 1997, respectively. By the end of the March 31, 1998 quarter the Company was exceeding its retail sales projections. The previous management made plans that relied on the level of sales achieved during this record quarter. The Company, as well as the entire industry, experienced a major decrease in retail sales during the following quarter, leaving it far short of its projected goals. In May of 1998, the lender providing the flooring credit line for the Company's inventory was not repaid in a timely manner. This delinquency resulted in a suspension of the credit line. During the period of suspension the Company was unable to replenish its inventories. This circumstance was also a major contributor to the Company's lack of retail sales for the quarter.

          The collection of both the Company's portfolio and the contracts it manages for its outside financing affiliate was affected during this period. The Company sells most of its contracts to an outside finance company. The Company has a loan servicing agreement with this sales contract purchaser, which requires it to maintain the outside company's portfolio at certain levels of performance. The Company's cash situation prevented it from upgrading its contract collection software. The software could not accommodate the additional workload created by the loan servicing agreement. The Company's risk management, collection policies and procedures also contributed to the loan servicing problems. These circumstances caused a temporary default in its contractual obligation to the outside finance company. The Company has since purchased new software and changed its risk management team, collection policies and procedures. The Company is now in the position of becoming current with its obligation relating to its contract servicing agreement and is anticipating rapid growth for its collection division.

         The New Management closed some of its vehicle retail outlets that were owned and operated by Lenders Liquidation Centers, Inc. effective June 30, 1998. Some of the closed Lenders Liquidation Centers locations were transferred for assumption of lease costs to a former officer of AutoCorp Equities during July 1998. The Company is operating its new dealerships from subsidiaries acquired during the recent management change. This gives the Company eight dealerships currently under its control. The Company does not intend to reactivate its Lenders Liquidation Centers, Inc. subsidiary.

COMPARISONS

          Although revenues were down from the previous quarter they were up substantially from last year's quarterly report. Revenues of $1,117,255, third period ending 6/30/98 compares to $311,538 for the period ending 6/30/97. The increase can be attributed to the increase in vehicle sales for the quarter just ended.

          Gross profits increased from $9,799 to $401,049, an increase of $391,250. Gross profit as a percentage of revenue increased. The 6/30/97 quarter percentage was 3.1% while the 6/30/98 quarter percentage was 30%.

          Expenses for 6/30/98 were $997,745 compared to $226,216 for the period ending 6/30/97. Overall profitability for both quarters was negative. The net loss for 6/30/97 was ($216,417) versus a greater loss for 6/30/98 of ($596,696).
Overall profitability decreased 276%.

         The current Management, which assumed control the end of June 1998, feels that the Company's aggressive approach to its past problems, new credit lines and a new payment servicing agreement will result in a positive direction for its future.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AUTOCORP EQUITIES, INC.

                                            /s/ William O. Merritt
                                            ------------------------------------
                                            William O. Merritt, President, Chief
October 12, 1998                            Accountant