Form 10KSB
period 1998-09-30
AUTOCORP EQUITIES INC
filed 1999-06-28
CIK 790066

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

   (Mark One)

     [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

     [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the transition period from ___________ to ____________


                        Commission file number 000-15216


                             AUTOCORP EQUITIES, INC.
                 (Name of small business issuer in its charter)


        Nevada                                                  87-0522501
  (State or other jurisdiction                             (I.R.S. Employer
  of incorporation or organization)                         Identification No.)


  5949 Sherry Lane, Suite 525
  Dallas, Texas                                                 75225
 (Address of principal executive offices)                     (Zip Code)



                    Issuer's telephone number: (214) 378-8271

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class               Name of each exchange on which registered

       None

Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, Par Value of $.001 per Share
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $4,098,074.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $2,152,638, based on the $0.75 per share price at which common equity was sold on June 23, 1999.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,087,184 shares of Common Stock, $.001 par value, as of May 31, 1999.

         Transitional Small Business Disclosure Format (check one): Yes  No  X



                                TABLE OF CONTENTS
                                                                                                          Page

THE COMPANY.................................................................................................1

RISK FACTORS................................................................................................1

PART I.....................................................................................................10
         Item 1.   Description of Business.................................................................10
         Item 2.   Description of Property.................................................................19
         Item 3.   Legal Proceedings.......................................................................20

PART II....................................................................................................21
         Item 5.   Market for Common Equity and Related Stockholder Matters................................21
         Item 6.   Management's Discussion and Analysis or Plan of Operation...............................23
         Item 7.   Financial Statements....................................................................26
         Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure.............................................................................27

PART III...................................................................................................27
         Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act......................................................27
         Item 10.  Executive Compensation..................................................................28
         Item 11.  Security Ownership of Certain Beneficial Owners and Management..........................30
         Item 12.  Certain Relationships and Related Transactions..........................................32
         Item 13.  Exhibits and Reports on Form 8-K........................................................33

SIGNATURES.................................................................................................36

INDEX TO FINANCIAL STATEMENTS..............................................................................37


         In this report, the words "we", "our", "ours", "us", and "Company", refer to AutoCorp Equities, Inc. and the subsidiaries we own at May 31, 1999. They do not include any of the subsidiaries we disposed of on December 30, 1998, unless we specifically refer to them.

         This report includes statements that are based on forecasts and intentions concerning our operations, capital requirements, economic performance and financial condition, in particular, statements regarding our intended plans for future operations and our expectations of future operating performance. Such statements are subject to various risks and uncertainties. Actual results may differ, and could differ materially, from those currently anticipated due to a number of factors, including those under the Risk Factors set forth below.


                                   THE COMPANY

         As of May 31, 1999, we are headquartered in Dallas, Texas. We, and our subsidiaries, own and operate three independent automobile dealerships in Texas and four loan servicing centers in Texas and Kentucky. Through used car sales, our dealerships originate non-prime retail installment contracts secured by automobiles and light-duty trucks. The Company also purchases portfolios of non-prime automobile receivables. In both cases, we retain the loan servicing function and service all of the loans either originated or acquired by us (see
Item 1, Description of Business - Development of Our Current Business).

         During the fiscal year ended September 30, 1998, we were headquartered in Phoenix, Arizona and had our business operations in Arizona and New Mexico. Effective at the end of fiscal 1998, we ceased to operate those businesses and transferred their management and operation to our controlling shareholders, as part of a change of control, which was formalized on December 30, 1998. On that date, we transferred the ownership of those businesses to the shareholders as part of a restructuring transaction and related business reorganization (see
Item 1,  Description of Business - The Business  Operations We Had During Fiscal
1998). In addition, at December 30, 1998, we, and our consolidated subsidiaries, were financially distressed companies. We restructured our Company on that date in order to create an organizational structure that is efficient and reflects our business plans (see Item 1, Description of Business - Recent Restructuring Transaction).

                                  RISK FACTORS

         Limited Operating History of Present Business; No Assurance of Profitability. We commenced our significantly restructured current operations on December 30, 1998. Our relatively brief operating history of our restructured operations provides only a limited basis upon which to evaluate our prospects.

         Our prospects must be considered in light of the risks, expenses, difficulties and problems frequently encountered in an industry characterized by intense competition. For the year ended September 30, 1997, we had a net loss of approximately $1,520,000. For the year ended September 30, 1998, and the three months ended December 31, 1998, we had net losses of approximately $12,504,000 and $50,000, respectively.

         There can be no assurance that we will be profitable in the future. Our ability to operate profitably will depend primarily on our ability to:

     o generate additional revenue without incurring a proportionate increase in administrative overhead costs;

     o originate automobile receivables with an acceptable level of credit risk;

     o effectively collect payments due on the portfolios of automobile receivables we service (we have recourse liability on these receivables even though we no longer own them) and control delinquencies and losses on our automobile receivables portfolio;

     o obtain financing on acceptable terms to fund the expansion of our operations;

     o continue to sell, on a loan by loan basis, the automobile receivables generated at our used car dealership operations;

     o    adapt to the increasingly competitive market in which we operate.

         Our failure to achieve and/or maintain any or all of these objectives could have a materially adverse impact on our business, results of operations and financial condition.

         Capital Intensive Business; Need for Substantial Additional Financing. Our operations are capital intensive. We will be required to expend substantial amounts of working capital in order to purchase additional inventory, to generate retail installment sale contracts and to support our portfolio of automobile receivables. In order to finance our operations in the ordinary course and to implement our growth strategy, we believe we may need to obtain additional bank or similar type financing, sell additional debt or equity (or hybrid) securities in future private and public financings, and continue to sell the automobile receivables generated in the ordinary course of our business. There can be no assurance that any such additional financing will be available or, if available, that its terms will be satisfactory to us. Failure to obtain additional financing, if needed, would have a materially adverse effect on our results of operation. In such event, we may be required to materially curtail all or a portion of our operations.

         Liquidity and Need for Additional Funds. We need to obtain additional capital in order to increase our asset base and the volume of our operations. We may pursue various types of debt financing such as additional lines of credit. However, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable to us.

         Substantial Leverage. To meet our ongoing working capital requirements, we have incurred substantial indebtedness, resulting in a highly leveraged capital structure. At March 31, 1999, we had approximately $3,746,217 of outstanding indebtedness. We expect to incur substantial indebtedness in the future related to holding additional automobile receivables. Our leveraged capital structure could have adverse consequences, including:

     o    limiting our ability to obtain additional financing;

     o requiring the use of operating cash flow to meet interest and principal repayment obligations;

     o increasing our vulnerability to changes in general economic conditions and competitive pressures;

     o limiting our ability to realize some or all of the benefits of significant business opportunities.

         In addition, any indebtedness we incur is expected to contain covenants that limit, among other things, our ability to incur additional indebtedness, engage in mergers and acquisitions, pay dividends to or take other actions. These covenants may also require us to meet certain financial tests and to maintain a certain minimum level of collateral and may give the lender the right to periodically audit us to ensure our compliance with the terms of the applicable loan. Non-compliance with any of the terms of such covenants may result in a suspension of funding, acceleration and consequent demand for repayment and a foreclosure on collateral, as well as the pursuit of other rights and remedies, all of which could have a materially adverse effect on our financial condition, results of operations and prospects.

         Interest Rate Fluctuations. Our profitability is based, in part, on the difference between the interest rate we charge our customers with respect to automobile receivables and the interest rate we pay on our outstanding indebtedness (the "spread"). The interest rates we charge our customers are fixed, and currently range from 13.20% to 35.00%. Interest rates with respect to outstanding indebtedness or indebtedness we may incur in the future are, or will be, as the case may be, based on interest rates prevailing in the market at the time the debt is incurred. In some cases, the rates may be floating rates. As a result, increases in market interest rates we pay on our outstanding indebtedness would reduce or, possibly, eliminate the spread. We cannot seek to limit this risk by increasing the interest rate we charge on our automobile receivables since the interest charged is at or near the maximum permitted under the laws of the state(s) in which we operate. Further, increasing competition in the used car financing market may cause downward pressure on the interest rates we charge on our automobile receivables. As a result, increases in interest rates we pay on our outstanding indebtedness would adversely affect our business, results of operations or financial condition.

         Poor Creditworthiness of Borrowers; High Risk of Credit Losses. We currently sell and service the automobile receivables we generate in connection with the sale of used cars at our Dallas and Austin, Texas dealerships. In addition, we own and service a portfolio of loans acquired in the Louisville, Kentucky area. These receivables are payable by customers with non-prime credit.

         Loans to persons with non-prime credit involve an increased probability of default and/or delinquency and involve greater servicing costs than loans made to borrowers with prime credit profiles. Our ability to operate profitably depends, in part, on our ability to accurately evaluate the creditworthiness of our customers in Dallas and Austin and to minimize losses following defaults. As a result, we believe it is likely that delinquency and loss rates in our portfolio will fluctuate in the near term and may increase as a greater portion of our portfolio of automobile receivables matures. A significant variation in the timing of or increases in credit losses we experience on our portfolio of automobile receivables could have a materially adverse effect on the Company. If we experience greater credit losses in the future, it will be necessary to increase our reserves for bad debts, thereby reducing our overall profitability. There can be no assurance that any loans we make to customers will be repaid in whole or in part or that we will have adequate reserves for such credit risks. Any loans that are in default may need to be written off.

         The occurrence of any of the foregoing events could adversely affect our ability to obtain or maintain our financing sources and could have a materially adverse effect on our business, results of operations and financial condition.

         Risks Inherent in Automobile Finance Business. We intend to purchase high yield loans, usually made to persons with non-prime credit. Extending credit to retail used car buyers with such credit standing is inherently risky. The borrowers on loans we make or those acquired by us will either be first time buyers or buyers who have previous negative credit. Such buyers may be more likely to default on their used car loans than buyers with higher credit ratings.

         Enforcement of Vehicle Loan Contracts. Various federal and state laws impose requirements and restrictions applicable to the origination and servicing of retail installment vehicle loan contracts. Violations of certain of those laws may give rise to claims and defenses by a borrower. In addition, a borrower may be entitled to assert against us claims and defenses that it has against the seller of the financed vehicle. We cannot attempt to minimize this risk because we will not be originating every loan at our own dealership operations. Certain states also impose requirements and restrictions relating to foreclosure sales of used cars and on obtaining deficiency judgments following such sales. We may not realize the full amount due on a used car loan because of the application of those requirements and restrictions, or because of depreciation, damage or loss to a financed used car, the application of federal and state bankruptcy and insolvency laws, or other factors.

         Risks Relating to Security Interests and Repossession of Collateral. The automobile receivables we originate, buy, sell or service are secured by security interests in the financed vehicles. The procedure for perfecting a security interest on a motor vehicle varies from state to state. In most states, perfection of security interests in a motor vehicle requires that the lien be noted on the vehicle's title certificate.

         Failure to properly perfect a lien or to otherwise comply with the requirements of the relevant statute would impair the priority of our security interest and our ability to enforce those liens by either collecting a deficiency judgment or repossessing the financed vehicle and could also subject us to a claim by the debtor for tortious conversion in our attempt to repossess the vehicle.

         In addition, such security interests may also be subject to a number of federal and state laws, including the Uniform Commercial Code as in effect in various states. Under such statutes, liens of third parties for the storage or repair of financed vehicles or unpaid taxes, which are beyond our control, may have priority over the security interest granted to us even if such liens arise subsequent to our security interest and we do not receive notice of such liens.

         The value of the vehicle securing an automobile receivable is usually less than the sum of the balance due on such automobile receivable, the cost of repossessing, reconditioning and reselling the vehicle and the expense of obtaining a deficiency judgment. In addition, the value of a vehicle securing an automobile receivable may depreciate at a rate faster than that at which the automobile receivable is being repaid.

         Further, limitations imposed by bankruptcy laws or other federal or state laws may limit or delay our ability to (a) repossess and resell used cars in which we have a validly perfected security interest (b) enforce a deficiency judgment, or (c) limit our ability to collect the amount due. In addition, we may determine, at our discretion, that a deficiency judgment is not an appropriate or economically viable remedy. We may also settle at a significant discount any claim that we have or any deficiency judgment we obtain. We do not have, and do not intend to obtain, any insurance covering these risks. In the event that a deficiency judgment is not obtained, or is not satisfied, or a claim or deficiency judgment is satisfied at a discount, or is discharged, in whole or in part in bankruptcy proceedings, the loss may adversely affect our business, operations or financial condition.

         Risk Associated with Expansion. We have recently established the three independent dealerships we are operating as of May 31, 1999, in Dallas and Austin, Texas. As part of our growth strategy, we intend to seek to establish and/or acquire additional dealerships and finance offices. There can be no assurance that we will successfully integrate the operations of the dealerships we have recently established, with those we may acquire or establish in the future, and effectively manage the combined enterprise. We will need to limit increasing overhead as we acquire additional operations while still maintaining sufficient staff to effectively collect any additional receivables. Failure to do so would have a materially adverse effect on our business, financial condition and results of operations. (see Item 1, Description of Business - Our Present Business Operations).

         Unspecified Acquisitions. Although we presently have no agreements or understandings to acquire any specific dealerships, we have acquired numerous automobile receivables from outside sellers and may continue to purchase pools of contracts from these sellers from time to time. In addition, we intend to actively seek and investigate other such opportunities as they become available.

         We would likely finance any such transaction with cash; the issuance of equity or debt securities; by incurring additional indebtedness or any combination of the foregoing. There is no assurance we will make any such acquisitions. If we do make one or more acquisitions, there is no assurance we can make any of them on terms that are favorable to us, or that the acquisition will prove to be profitable. Failure to make future acquisitions would limit our growth potential and could cause a failure to support our current operating conditions

         Geographic Concentration. Our direct used car sales are currently conducted in the Dallas and Austin, Texas metropolitan areas. Our used car financing and servicing operations are located in Dallas, Austin and Lufkin, Texas, and in Louisville, Kentucky. Because of this concentration, our business may be adversely affected in the event of a downturn in the general economic conditions existing in either Texas or Kentucky. We intend to expand our operations to other areas, to minimize our risk of an isolated economic downturn; however, we cannot be assured that we will be successful in expanding our operations, or that our expansion will have a significant impact on our overall reliance on limited geographic economies.

         Competition. The automobile industry is highly competitive. We compete with other independent used car dealerships, including ones that make financing available to their customers; national and regional rental car companies; franchised new vehicle dealerships, which are directing increased attention to the used car market; companies selling used cars over the Internet; auction houses; dealer groups; independent "Buy Here - Pay Here" dealers which sell and finance sales of used cars to customers with non-prime credit; and individual buyers and sellers of used cars.

         In addition, many new vehicles dealerships are offering attractive leasing transactions as an alternative to prime and just below prime credit borrowers. Industry-wide gross profit margins on sales of new and used cars have been declining and some of the recent market entrants may be capable of operating on smaller gross margins than we are.

         There can be no assurance that we will be able to maintain or increase our size relative to that of our competitors or to maintain or increase profit margins in the face of increased competition. We expect there will be increasing competition in the acquisition of other dealerships as industry participants become larger, which may make it difficult for us to acquire dealerships on acceptable terms.

         Although recent high-profile losses in non-prime lending have caused many conventional lenders to pull out of this market, competition for financing customers with non-prime credit is still quite strong. Our competitors include local, regional and national automobile dealers, secondary finance companies and other sources of financing for automobile purchases, such as lease financing and dealer self-financing. Many of our competitors are larger and have greater financial and marketing resources than we do. Historically, commercial banks, savings and loan associations, credit unions, captive finance subsidiaries of automobile manufacturers and other consumer lenders, many of which have significantly greater resources than we do, have not competed for financing for credit-impaired used car buyers. To the extent that such lenders expand their activities in the credit-impaired market, our financial condition, results of operations or cash flows could be materially and adversely affected (see Item 1, Description of Business - Competition).

         Risks Associated with Short Term Nature of Leases. Certain of our leases for used car dealerships are for short occupancy terms. If we are unable to renew such leases, or continue to occupy premises on a month-to-month basis, we will be forced to enter into arrangements to occupy new premises. There can be no assurance that we will be able to identify and enter into arrangements to occupy new premises, and the failure to do so could have a materially adverse effect on our business, financial condition and results of operations.

         General Economic Conditions. Our business is directly related to sales of used cars. These are affected by employment rates, prevailing interest rates, and other general economic conditions. We believe the current economic conditions favor continued growth in the markets we serve and those in which we seek to expand. However, a future economic slowdown or recession could lead to increased delinquencies, repossessions, and credit losses that could hinder our planned expansion. Because of our focus on non-prime borrowers, our actual rate of delinquencies, repossessions, and credit losses on contracts could be higher under adverse conditions than those experienced in the used car sales and finance industry in general. Economic changes are uncertain, and sluggish sales of used cars and weakness in the economy could have an adverse effect on our business and that of the third party dealers from which we purchase contracts.

         Seasonality; Variability of Quarterly Operating Results. The automobile industry is subject to substantial seasonal variations in revenues. Demand for used cars is generally lower in the winter than in other seasons. In addition, our experience has been that sales tend to be lower and payment delinquency rates higher during the holiday and back-to-school seasons, while sales tend to be higher during the late spring and through the summer months. Furthermore, our growth strategy may subject us and our operating results to substantial variables and changes each quarter. Accordingly, given the possibility of such fluctuations, we believe that quarterly comparisons of the results of our operations during any fiscal year are not necessarily meaningful and that results for any one fiscal quarter should not be relied upon as an indication of future performance.

         Supervision, Regulation and Licensing. Our industry is subject to extensive regulation, supervision and licensing under various federal, state and local laws. Among other things, these laws require that our dealership operations obtain and maintain certain licenses and qualifications; limit or prescribe terms of the contracts that we originate or purchase; require specified disclosures to customers and borrowers; impose finance charge ceilings; limit our right to repossess and resell collateral; and restrict where we may locate our used car sales operations.

         There can be no assurance we will continue to be able to obtain any required licenses and qualifications, or, if obtained, that we will be able to remain in compliance with the laws, rules and regulations under which such licenses and qualifications were obtained. Although we intend to comply with all laws, rules and regulations applicable to its operations, failure to so comply and future adoptions of additional laws, rules and regulations could have a materially adverse effect on our business, financial condition and results of operations.

         Under most state vehicle dealer licensing laws, sellers of automobiles and light-duty trucks are required to be licensed to sell vehicles at retail sale. In addition, with respect to used cars, the Federal Trade Commission's Rule on Sale of Used Vehicles requires that all sellers of used cars prepare, complete and display a "Buyer's Guide" which explains the warranty coverage for such vehicles. Furthermore, Federal Odometer Regulations promulgated under the Motor Vehicle Information and Cost Savings Act and the motor vehicle title laws of most states require that all sellers of used cars furnish a written statement signed by the seller certifying the accuracy of the odometer reading. If a seller is not properly licensed or if either a Buyer's Guide or Odometer Disclosure Statement was not provided to the purchaser of a vehicle, the purchaser may be able to assert a defense against the seller of the vehicle. Any losses relating to any such claims would result in losses to us and could have a materially adverse effect on our ability to meet our obligations and could materially and adversely affect our business, results of operations and financial condition.

         Consumer Protection and Usury Laws. Numerous federal and state consumer protection laws impose requirements upon the origination and collection of retail installment contracts. State laws impose finance charge ceilings and other restrictions on consumer transactions and may require certain contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with these provisions. Further, to the extent that we acquire retail installment contracts from third parties, we may be liable for any violations of law committed by such third parties as a successor-in-interest. Currently, we charge a maximum fixed interest rate of approximately 26% per annum on contracts originated at our dealerships. At May 31, 1999, all three of our dealerships are located in Texas. This state imposes limits on the interest rate a lender may charge. There can be no assurance that Texas and any other applicable states will not lower their usury limits or that these states or other jurisdictions into which we may expand will not (i) by judicial decision change the interpretation of existing precedents and/or (ii) adopt additional laws, rules and regulations that could adversely affect our business, financial condition and results of operations.

         Dependence on Management Information Systems; Year 2000 Compliance. Our future success depends in part on our ability to continue to adapt our technology, on a timely and cost-effective basis, to meet changing customer and industry standards and requirements. We depend on our loan servicing and collection software to monitor our portfolio of automobile receivables. Any failure in our loan servicing hardware or software could cause a lapse in the Company's ability to promptly address delinquent accounts. The failure by the Company to meet changing customer and industry requirements, or to promptly resolve all technology issues, could have a materially adverse effect on our business, operations and financial condition. We are working to address and prepare for the potential impact of the year 2000 on the ability of our computerized information systems to accurately process information that may be date-sensitive. Any of our programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. We utilize a number of computer programs across our entire operation.

         We have not completed our assessment, but currently we believe that the costs of addressing this issue will not have a materially adverse impact on our financial position. However, if we and/or third parties upon which we rely are unable to address and adequately resolve this issue in a timely manner, it could result in a material financial risk to us. In order to assure that this does not occur, we plan to devote all resources required to resolve any significant year 2000 issues in a timely manner.

         Continued Control by an Insider. Approximately 52.8% of our outstanding voting securities are controlled by Mr. Charles W. Norman, as Trustee under three voting trusts (see Item 11, Security Ownership of Certain Beneficial Owners and Management). Mr. Norman is the President and Chief Executive Officer and a Director, of our Company. Accordingly, Mr. Norman will retain the power to approve or disapprove matters submitted to a vote of the shareholders and to elect the entire Board of Directors who shall, in turn, have the power to appoint the officers of our Company and to determine the direction, objectives and policies of our Company.

         Dependence on Key Personnel. We are highly dependent on the services of Mr. Charles W. Norman, the Company's President and Chief Executive Officer. We have not entered into an employment agreement with Mr. Norman. In addition, we do not have any key-man life insurance on Mr. Norman. The loss of Mr. Norman's services could have a materially adverse effect on our business and operations (see Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act). In addition, we believe our future success depends upon our ability to attract and retain qualified personnel, including managers for each of our dealerships. Competition to attract and retain such personnel within the vehicle sales industry is intense. There can be no assurance we will be successful in attracting and retaining qualified personnel in the future.

         Risks From Commitment to Maintain Value on Certain Preferred Stock. On December 30, 1998, as part of the Transaction described in Item 1, "Description of Business - Recent Restructuring Transaction," we issued 3,500,000 shares of a new issue of Series "A" Preferred Stock. We issued these shares at a value of $1.00 per share and agreed to maintain their value at not less than that amount. This agreement could result in us issuing additional shares of Series "A" Preferred Stock or issuing other securities without receiving any additional consideration. This would dilute the holders of Common Stock accordingly and could dilute them substantially. We might also choose to provide additional value by paying cash or transferring assets without receiving any additional consideration. This could theoretically deplete our assets by as much as $3,500,000.

         The December 30, 1998 Transaction. Certain of our Preferred and Common Shares were tendered to AutoPrime in the December 30, 1998, Transaction (see
Item 1, Description of Business - How the Purpose of the Restructuring Was Achieved). AutoPrime is majority owned by a regulated financial institution and can lawfully own our stock only after receiving approval from the Office of Thrift Supervision and perhaps other governmental regulatory agencies. The Transaction also allowed AutoPrime to defer taking ownership of any of our stock until receipt of approval from the Office of Thrift Supervision and any other governmental approval that may be necessary.

         If approval is not received by December 31, 1999, and AutoPrime determines not to accept the tender, then the tender is rejected. In this case, the credits AutoPrime issued on December 30, 1998, as part of the Transaction will be withdrawn.

         In addition, the debts for which credit was given will be reinstated and will be immediately due and payable, with interest at 10% per year from December 31, 1998. We and AutoPrime have agreed to renegotiate the Transaction if this event occurs. There is no assurance as to the outcome of any such renegotiation, and it could have a materially adverse effect on our Company.

         Market for Common Stock; Volatility of Prices. There has been a limited public trading market for our Common Shares. There can be no assurance that a regular trading market for the Common Shares will ever develop or, if developed, that it will be sustained. No assurance can be given that the Common Shares will continue to be listed on the Bulletin Board. The market price of the Common Shares could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of operations of our company or other companies in the used car sales and finance industry, changes in conditions affecting the economy generally, analyst reports, general trends in the industry, and other political or socioeconomic events or factors.

         Lack of Prospective Dividends. We have not paid any dividends on our Common Stock and anticipate that future earnings, if any, will be used to reduce our debt or finance future growth and that dividends will not be paid to shareholders. There can be no assurance that our operations will result in sufficient revenues to enable us to operate at profitable levels or to generate a positive cash flow. In addition, the 6,578,485 shares of Series "A" Preferred Stock issued on December 30, 1998, have an annual non-cumulative dividend preference of $328,924 (5% of $6,578,485). Accordingly, we anticipate we will not pay any dividends on Common Stock for the foreseeable future (see Item 5, Market for Common Equity and Related Stockholder Matters).

         Forward-Looking Information May Prove Inaccurate. This report contains various forward-looking statements that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions, including those identified under this "Risk Factors" section. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition to the other risk factors set forth above, among the key factors that may have a direct bearing on our results are competitive practices in the used car financing and sales industry, our ability to meet our existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, and the impact of current and future laws and governmental regulations affecting our operations.

         Possible Other Risks. In addition to the above risks, businesses are often subject to risks not foreseen or fully appreciated by management. In reviewing this report, investors and potential investors should keep in mind other possible risks that could be important.

                                     PART I

                         Item 1. Description of Business

         Organization and History

         We were originally incorporated in Colorado on January 2, 1986 under the name Vivatae, Inc. and completed an initial public offering in May 1986. In November 1986, we acquired all of the outstanding stock of Eagle Entertainment, Inc. and changed our name to Eagle Entertainment, Inc. Through subsidiaries, we then provided performance guarantees for motion picture productions. In September 1990, we divested our subsidiaries and acquired Arizona based corporations engaged in the retailing and financing of motor vehicles.

         On January 3, 1992, we changed our name to Eagle Holdings, Inc. On October 20, 1993, we changed our corporate domicile from Colorado to Nevada.

We did this by forming a Nevada corporation named Eagle Automotive Enterprises, Inc. and merging "downstream" into it. At that time, the subsidiary was a shell corporation without any substantial assets or equity.

         On March 28, 1994, we divested our automotive subsidiaries and acquired Diamond Entertainment II, Inc., a Utah corporation licensed by the Samuel Goldwyn Company to produce live productions of "American Gladiators". On April 6, 1994, we changed our company name to Chariot Entertainment, Inc.

         On December 31, 1994, the Goldwyn Licensing Agreement expired and we divested our subsidiaries to seek business combination candidates as we re-entered the business development stage.

         On September 30, 1996, we changed our name to AutoCorp Equities, Inc. On July 21, 1997, we acquired 100% of the outstanding stock of Consumer Investment Corporation, Consumer Insurance Services, Inc. (including Consumer Insurance Services Cayman Island subsidiary), and Lenders Liquidation Centers, Inc. in exchange for 3,677,500 shares of Common Shares to the shareholders of the acquired companies and 300,000 Common Shares to CIC Fund V, a related company. Our former president also received 303,500 Common Shares in conjunction with this transaction. This transaction resulted in the shareholders of the acquired companies becoming the majority shareholders of our Company. The acquired companies were engaged in the sale, financing and insurance of used cars.

         During the fiscal year ended September 30, 1998, we were headquartered in Phoenix, Arizona and operated a combined used car finance and sales business in Arizona and New Mexico. We concentrated on used cars purchased by non-prime credit purchasers (persons with low incomes and previous credit problems) and the retail installment sales contracts evidencing non-prime used car loans (see
Item 1,  Description  of Business - The Business  Operation We Had During Fiscal
1998).

         Effective at the end of fiscal 1998, we ceased to operate those businesses and transferred the management and operation of them to all or some of the Merritt Group. We transferred the ownership of those businesses to them on December 30, 1998, as part of a restructuring Transaction and related business reorganization (see Item 1, Description of Business - Recent Restructuring Transaction).

         We, AutoCorp Equities, Inc., are a holding company and have been since July 1997. In August 1998, we formed Suburba Acquisition Company. In November 1998 Suburba split its finance servicing activities into a new corporation named AutoCorp Financial Services, Inc. ("AFS") and changed the name of its used automobile retail sales operations to ACE Motor Company ("ACE") in November, 1998.

         In December 1998, ACE acquired certain assets related to the present Austin dealership on December 30, 1998, from a corporation owned by William O. Merritt and Dennis W. Miller. This transaction was separate from, but related to, the restructuring Transaction that took place on the same date. This transaction is a related party transaction and is described in Item 12, "Certain Relationships and Related Transactions."

         As of May 31, 1999, ACE owns and operates three used car dealerships in Texas - two in Dallas and one in Austin. Through used car sales, these dealerships originate non-prime used car loan contracts. In addition, through AFS, we buy portfolios of non-prime used car loan contracts and operate loan servicing centers. In all cases, we retain the loan servicing function of all of the loans we originate or purchase.

                        Recent Restructuring Transaction

         At December 30, 1998, we and our consolidated subsidiaries were financially distressed companies. We restructured our Company on that date in order to create an organizational structure that is efficient and reflects our business plans.

We accomplished the following through the restructuring:

     o disposed of non-productive subsidiaries not consistent with our future plans.

     o substantially reduced our debt and made arrangements to reduce our exposure to further liability.

     o acquired new management systems and software to enhance our loan servicing ability.

     o    changed the control of our Company.

         In  this  report,   we  usually  refer  to  the  restructuring  as  the
"Transaction" because it is defined that way in the documents providing for it.

         How the Purpose of the Restructuring Was Achieved

         The purpose of the restructuring was achieved by the following:

         The disposition of non-productive subsidiaries not consistent with our future plans

               This was achieved by transferring them, along with other interests, to Merritt and Miller in exchange for the redemption of 2,653,500 Common Shares. These represent 43.6% of the Common Shares now outstanding. Merritt and Miller (or their assignees) combined still own 600,000 Common Shares ( 9.9% of the outstanding).

o The substantial reduction of our debt and the arrangements to reduce our exposure to further liability

         This was accomplished in the manner described in detail in Item 1, "How the Purpose of the Restructuring Was Achieved" of our Form 8-K which we filed on March 11, 1999.

o The acquisition of new management systems and software to enhance our loan servicing ability

         After assessing the needs of our operations for both sales and collections, and addressing our concerns for Year 2000 compliance, we determined that the AutoStar 2000 system would meet our needs for all aspects of our operations.

o    The change of control of our Company

     This took place through:

     (a) The redemption of the 2,653,500 Common Shares previously owned by Merritt and Miller

     (b) The re-issuance of the redeemed Common Shares, as well as another 563,500 Common Shares that were already in our treasury.

     (c) The establishment of the three trusts, and the transfer to them of the reissued 3,217,000 Common Shares. These represent 52.8% of the Common Shares now outstanding.

     (d) AutoPrime is majority owned by a regulated financial institution and can lawfully own our stock only after receiving approval from the Office of Thrift Supervision and perhaps other governmental regulatory agencies. The Transaction also allowed AutoPrime to defer taking ownership of any of our stock until receipt of approval from the Office of Thrift Supervision and any other governmental approval that may be necessary. The Transaction is based on the assumption that any necessary approval can be obtained. The deferral was accomplished by the following:

          o We tendered Preferred and Common Shares to AutoPrime in exchange for AutoPrime releasing us from liability on a substantial portion of our indebtedness.

          o AutoPrime declined to accept the tender until after receipt of any necessary regulatory approvals (There is no assurance they will be received);

          o We placed these securities in the Exchange Trust pending the outcome of the tender. If the necessary approvals are not received, the parties to the Transaction presently intend to renegotiate some of the debt release portions of its terms.

          In addition, the parties anticipate that some number of Common Shares will remain in the Exchange Trust after the earlier to occur of the retirement of the CIC notes or December 31, 1999. These shares will first be available to AutoPrime for satisfaction of our and/or CIC's obligations to AutoPrime. However, the Trustee will not transfer these shares to AutoPrime unless the tender has been accepted.

If approval is not received by December 31, 1999 and AutoPrime determines not to accept the tender, then the tender is rejected. In this case, the credits will be withdrawn and the debts for which credit was given will be reinstated and will be immediately due and payable, with interest at 10% per year from December 31, 1998. We and AutoPrime have agreed to renegotiate the Transaction if this event occurs. There is no assurance as to the outcome of any such renegotiation and it could have a materially adverse effect on our Company.

                      Development of Our Present Businesses

         In November 1998, AFS acquired certain assets of Buyers Acceptance Corporation of Louisville, Kentucky, a loan servicing center. The assets included a portfolio of loans originated in a five-state area surrounding the Louisville servicing center.

         As of May 31, 1999, ACE operates three used car dealerships in Texas, two in Dallas and one in Austin. These were established as a result of negotiations with the owners of three operating dealerships to acquire certain assets of nominal value from them. We then opened our own dealership operations at these three locations, and they are now operated by ACE.

         Our subsidiary, ACE Motor Company, acquired certain assets related to the present Austin dealership on December 30, 1998, from Lenders Auto Resale Centers of Texas, Inc., a corporation owned by William O. Merritt and Dennis W. Miller. This transaction was separate from, but related to, the restructuring Transaction that took place on the same date. This transaction is a related party transaction and is described in Item 12, "Certain Relationships and Related Transactions."

         Our Present Business Operations

         As of May 31, 1999, we own and operate three used car dealerships in Texas. Through used car sales, these dealerships originate non-prime used car loan contracts. We also buy portfolios of non-prime used car loan contracts. In both cases, we retain the loan servicing function and service the loans we originate or acquired. As the loan servicer, we are responsible for record keeping and collection of payments, and general enforcement of the used car loan contracts.

         Our subsidiary, ACE Motor Company owns and operates three used car dealerships in Texas-two in Dallas and one in Austin. It sells used cars to non-prime purchasers and originating non-prime used car loans as a result of those sales. Non-prime purchasers are usually persons with low incomes and a poor credit history. AFS then retains the loan servicing function on the portfolios.

         Our subsidiary, AutoCorp Financial Services, Inc.("AFS"), buys portfolios of loan contracts at a discount from net principal balance, usually ranging between 35% and 45%. Since we and AFS do not have the necessary capital to carry a portfolio of contracts ourselves, AFS re-sells the loans, with recourse, to AutoPrime at a lower discount from net principal value. A sale "with recourse" means that if a loan contract becomes delinquent, the seller becomes obligated to pay the purchaser an amount equal to the purchaser's unrecovered purchase price, plus accrued interest on that amount. AFS also retains the loan servicing function. AFS operates four loan servicing centers - three in Texas and one in Kentucky.

         ACE and AFS have each entered into a Master Purchase and Sale Agreement with AutoPrime. ACE entered into this on January 12, 1999, and AFS also entered into their agreement on January 12, 1999. We are a guarantor on both agreements to AutoPrime. AutoPrime is engaged in the business of purchasing retail installment contracts secured by automobiles and light duty-trucks, which include contracts for non-prime credit customers. Under these agreements, ACE and AFS sell contracts to AutoPrime, with recourse, at an average price equal to approximately 75% of the current net principal balance of the contract. We, ACE and AFS have joint and several liability to AutoPrime for the recourse liability on all contracts the three of us sell to AutoPrime Like many investors, AutoPrime does not want to be in the business of servicing the contract loans in its investment portfolio. Therefore, we ACE and AFS have each entered into a Servicing Agreement with AutoPrime. We did this on the same dates as the Master Purchase and Sale Agreements were signed. Under these agreements, ACE and AFS each retain the servicing of the contracts we have sold to AutoPrime. We do this for a fee of 20% of the cash we collect from servicing contracts. As the loan servicer, we collect the payments due, retain an amount equal to 20% of the gross amounts collected as a servicing fee, and remit the balance to AutoPrime.

         In the event payments on a contract become delinquent, the loan servicer is responsible to make the collections and, if necessary, repossess the used car involved. We recondition the car and attempt to resell it, generally, through one of the three dealerships. If the net recoupment on this delinquency collection/recovery process (collection efforts on the contract after delinquency, repossessing the used car and disposing of it) is less than what AutoPrime was paid on the recourse liability, we experience a loss on our recourse liability obligation.

         In addition, we have additional Servicing Agreements with AutoPrime under which we service portfolios, owned by AutoPrime, for a fee. The servicing fee we retain on payments collected ranges between 12% to 20%. We intend to actively seek and investigate other such servicing opportunities as they become available. Our staffing infrastructure and systems will allow us to service multiple portfolios for outside lenders. Because the collection of retail consumer loans is highly regulated, we and our subsidiaries employ experienced collection managers and staff.

         Satisfactory collection performance depends largely on the maintenance of a balanced collection effort, personal interaction with the customers, and the exercise of good judgment in the selection of the action to be taken on any individual account. Since each of the successive steps is more expensive, a proper administration of collection procedures concentrates the emphasis on the early steps as essential to the success of the total collection effort. All of our collections personnel follow our policies as outlined in the Company's complete Manual for Collections.

         At March 31, 1999, we were the servicing agent for approximately $8,720,000 of automobile receivables. Accordingly, the results of our operations and our financial condition depends, in part, on our ability to properly service automobile receivables in order to reduce credit losses.

         Our computer system is designed to promptly identify customers whose accounts have become past due. Upon identification of a customer with a delinquent account, that customer is immediately contacted by telephone to demand payment, or, if the customer cannot be reached by this means, a Company employee is dispatched to the customer's home or place of employment to collect payment. If payment cannot be obtained from the customer at that time, the Company will seek to make alternative arrangements for payment. Early detection of a customer's delinquencies, as well as a commitment to working with customers to resolve payment issues, reduces credit loss and promotes customer satisfaction. Many finance companies serving the prime market, in contrast, including credit card companies, may wait up to 30 days before contacting a customer in connection with a delinquent payment.

         If a customer's account becomes more than 30 days past due, we seek to protect the collateral. In certain instances, a customer will work with the Company to coordinate a "voluntary repossession" of the vehicle. In the case of an "involuntary repossession," we retain an independent firm to repossess the vehicles pursuant to prescribed legal procedures. If we repossess a vehicle, we allow the customer a minimum ten days to redeem the vehicle. In some circumstances, we may allow the customer the opportunity to redeem at any time until the vehicle has been sold to a third party. After repossessing a vehicle, we will have the vehicle reconditioned by a third party. We will then sell it at retail through one of our dealerships or in the wholesale market.

       Having retail capability allows us to quickly resell vehicles that we repossess and avoid certain expenses that a stand-alone finance company would incur in connection with repossessing and reselling a vehicle. Vehicles that cannot be sold retail, are sold at auction or to wholesalers. We estimate that we recover approximately 95% of the vehicles we attempt to repossess.

         ACE has a revolving line of credit with AutoPrime for the purpose of purchasing inventory of used vehicles, a "floor plan," which we have guaranteed. Previously we had a floorplan with Auto Finance Corporation (AFC), which is affiliated with Adesa Auto Auction. Our floorplan limit with AFC was $1,500,000. During the Transition we changed our floorplan. The floorplan with AutoPrime was initially established on October 26, 1998, with a limit of $750,000 and a variable rate of interest of 6.5% over the index known as the Wall Street Journal Prime Rate. The rate was initially set at 15%. The floor plan note was a demand note that matured on April 26, 1999. On that date it was renewed and extended at the same variable rate of interest, initially 14.25%. By changing to this floorplan source, we were able to reduce our floor fees.

         The amount of the floorplan was increased to $1,000,000 on June 17, 1999, at the same variable rate of interest, initially 14.25%. The new note is also a demand note and matures on January 17, 2000, if no demand is made before then. Interest is payable monthly beginning July 1, 1999. All principal together with accrued interest is due on demand or at maturity.

                                   Competition

         We will be competing largely with other independent used car dealerships, including ones that make financing available to their customers, and "Buy Here - Pay Here" dealers that provide the financing themselves. In addition, many new vehicle dealerships are competing for used car buyers with non-prime credit and are offering attractive leasing transactions as an alternative to prime and just below prime credit borrowers.

         Generally, the captive finance arms of major automotive manufacturers increase their marketing efforts in the non-prime segment only when inventory control and/or production scheduling requirements of their parent organizations dictate a need to focus on this market. They then exit this market once these sale volumes are satisfied. In addition, the focus of these captive finance companies remains on new car financing, which is not commonly the purchase of the higher-risk buyer. Moreover, many financial organizations electing to remain in the automotive finance business have migrated toward higher credit quality customers to reduce their processing and collection costs.

         As a result of these conditions, the non-prime consumer automotive finance market is highly fragmented, and primarily serviced by smaller finance organizations that solicit business when and as their capital resources permit. Due to such a lack of a major, consistent financing source, a number of lenders, including well-capitalized public companies, have abandoned this market in recent years.

         Despite the enormous income potential in the non-prime consumer market, many traditional financing sources, such as banks, savings and loans, credit unions, captive finance companies and leasing companies do not consistently provide financing to, or have from time to time withdrawn from, this market. However, many of these same institutions will buy loans on this type of buyer once the initial, high-risk period of the first three months have passed.

                The Business Operations We Had During Fiscal 1998

         Effective at the end of fiscal 1998, we ceased to operate the businesses we had operated during fiscal 1998. We transferred the management and operation of those businesses to all or part of the Merritt Group on September 30, 1998. We transferred the ownership of those businesses to them on December 30, 1998 as part of our restructuring via the Transaction.

         During fiscal 1998, we operated a combined used car finance and sales business, concentrating on used cars purchased by non-prime credit purchasers. Through our subsidiary, Consumer Investment Corporation ("CIC"), we engaged in non-prime used car financing activities. Through our subsidiary, Lenders Liquidation Centers, Inc. ("LLCI"), we reconditioned and marketed repossessed used cars.

         Consumer Investment Corporation. CIC was licensed in Arizona and New Mexico as a sales finance company. During fiscal 1998, it engaged in the business of originating, purchasing, reselling and servicing used car loans.

         CIC primarily purchased contracts originated by LLCI in Arizona and New Mexico. CIC purchased them at a discount from face value, usually ranging between 15% and 35%. Since we did not have the necessary capital to carry a portfolio of contracts ourselves, CIC typically re-sold the loans, with recourse, at a discount to investors. CIC sold the contracts to investors who did not want to service the loans in the portfolio themselves and then serviced the loans.

         Lenders Liquidation Centers, Inc. LLCI was originally formed late in January 1997 by the Merritt Group for the remarketing of repossessed used cars. LLCI acted as a reconditioning center and resale outlet for used cars repossessed by CIC and other lenders on a consignment basis. LLCI was to operate in coordination with our loan insurance program (which was intended to remedy defaulted CIC loans). The concept of LLCI was to have a single reconditioning center that served our company-owned resale lots. During fiscal 1998, LLCI operated four facilities located in the Maricopa County, Arizona, cities of Mesa, Phoenix, Scottsdale and Glendale. It also operated one facility in Albuquerque, New Mexico and another one in Santa Fe, New Mexico.

         CIC entered into a Master Purchase and Sale Agreement with AutoPrime on October 6, 1997. Under this agreement, LLCI would sell contracts to CIC. CIC would in turn sell those contracts to AutoPrime, with recourse, at an average price equal to approximately 70% of the outstanding contract balance. We and CIC had joint and several liability to AutoPrime for the recourse liability on all contracts sold to AutoPrime.


         CIC would service the loans for a servicing fee of 20% of the gross amounts collected. In the event payments on a contract would become delinquent, CIC was responsible to make the collections and, if necessary, repossess the financed vehicle involved. This relationship was governed by a Servicing Agreement dated October 6, 1997, between CIC and AutoPrime.

         After payment to AutoPrime of its unrecovered purchase price, plus accrued interest on that amount, the three of us would become the owner of the repossessed used car. LLCI would recondition the car and attempt to resell it, generally, through one of LLCI's resale centers.

          CIC had also purchased, and assumed recourse liability with respect to, a portfolio of non-prime loan contracts from AutoPrime in October 1997, which had been originated by a dealer that had gone out of business. AutoPrime had no mechanism to service or collect these loans. The loan contracts in that portfolio had originated from sales of used cars in Austin, Texas. Due to the recourse obligation, CIC then needed an operation in Austin similar to the one provided by LLCI in Arizona and New Mexico. Some or all of the Merritt Group formed a corporation that established a similar business in Austin to act as a reconditioning center and resale outlet for used cars repossessed by CIC. The corporation was Lenders Auto Resale Centers of Texas, Inc., and it did business under the assumed name of "Lenders Auto Resale Centers" ("Lenders of Texas"). During fiscal 1998, Lenders of Texas established and operated four dealerships and one reconditioning center in Austin to re-market used cars repossessed as a result of delinquent loans in that portfolio as well as to originate its own automobile receivables.

         Lenders also entered into a Master Purchase and Sale Agreement with AutoPrime dated January 22, 1998, for the sale of contracts, with recourse, generated by the retail sales of Lenders. The terms of the sales to AutoPrime under this Master Agreement were the same as under the other Master Agreement CIC had with AutoPrime. We, CIC, LLCI and Lenders all undertook joint and several liability to AutoPrime for the recourse liability on all contracts any of the four of us sold to AutoPrime.

         These contract loans were originated and serviced by Lenders of Texas. This relationship was governed by a Servicing Agreement dated January 22, 1998, between Lenders and AutoPrime.

         Our subsidiary, ACE Motor Company, acquired certain assets of Lenders of Texas on December 30, 1998. This transaction was separate from, but related to, the restructuring Transaction that took place on the same date. This transaction is a related party transaction and is described in Item 12, "Certain Relationships and Related Transactions." We subsequently closed the Austin locations that were not profitable, consolidated our sales staff into one dealership location sufficient to also house the collection staff, thus reducing our operating overhead. In addition, as the portfolio stabilized, we were able to eliminate the service center operating in Austin, and instead contract with outside service vendors to service and recondition our financed and repossessed vehicles at a lower cost to us.

         Employees. At the beginning of fiscal 1998, our corporate headquarters were located in Phoenix, Arizona. Until October 1998, we employed 60 persons, of which 10 were employed at our Phoenix headquarters.

         In October 1998, we moved our corporate headquarters to Dallas, Texas. This reduced the number of employees we had, as we divested ourselves of all of the Arizona and New Mexico operations and had not yet acquired many of our present locations. At May 31, 1999, we had 57 employees, of which, seven were employed at our Dallas headquarters. We have no employees covered by a collective bargaining agreement. We consider our relations with our employees to be good.

         Seasonality. We have not experienced any significant differences in revenues reflecting any seasonal buying or borrowing patterns. Although collections and sales on used cars do fluctuate during the last quarter of the calendar year, we were able to avoid a significant impact due to acquisitions and our ability to manage delinquencies.

         Inflation. Higher interest rates, which generally occur with inflation, would tend to increase the cost of credit used by us and would thus, decrease our profits. Such effects can be limited by us increasing the prices of used cars sold, and negotiating purchases of loans contracts from third parties with a higher discount or interest rate (APR). Inflation has not had any noticeable effect on our operations.


                          Item 2. Description Property

         Our principal executive offices have been located at 5949 Sherry Lane, Suite 525, Dallas, Texas 75225, since November 1998. We occupy approximately 2,500 square feet of leased premises at this location. The rent is $ 58,315 per year, and the lease expires on June 30, 1999.

         We have sub-leased approximately 2,600 square feet of new office space in an office building also occupied by AutoPrime. The address is 2740 North Dallas Parkway, Suite 110, Plano, Texas 75093. We anticipate moving to this new location on or about June 28, 1999. The rent is $ 56,760 per year, and the new lease will expire on May 31, 2002.

         As of April 30, 1999, we leased five properties in addition to our corporate headquarters. We leased them for ACE and AFS operations. They are listed in the following table together with the year the lease expires:



         1.   3821 So. Buckner Blvd, Dallas, Texas           2,500 sq ft    2001
         2.   212 So. Buckner Blvd, Dallas, Texas            3,300 sq ft    2002
         3.   6318 Burnet Rd, Austin, Texas                  2,800 sq ft    2004
         4.   9922 Linn Station Rd, Louisville, Kentucky     3,000 sq ft    2004
         5.   2101 So. First St, Lufkin, Texas                 750 sq ft    2000

         We believe our facilities and equipment are in good repair and are adequate for our current needs.

         Until October 1998, our corporate headquarters were located at 2980 E. Northern Avenue, Suite B-1. We occupied approximately 1,500 square feet of space there. That lease commenced in November, 1995 and was scheduled to expire in 1999. We transferred that lease to some or all of the Merritt Group when we moved our headquarters to Dallas.

         During fiscal 1998, we leased six additional properties in Arizona and New Mexico. We leased them for LLCI's operations. They are listed in the following table together with the year the leases expire:

         1.   9650 N. Cave Creek Road, Phoenix, Arizona     3,800 sq. ft.   1999
         2.   1244 W. Broadway, Mesa, Arizona               3,000 sq. ft.   2000
         3.   502 N. Scottsdale Road, Scottsdale, Arizona   3,500 sq. ft.   1999
         4.   5201 W. Glendale, Glendale, Arizona           4,000 sq. ft.   2000
         5.   8813 Central Avenue, Albuquerque, New Mexico  3,000 sq. ft.   2001
         6.   1918 Cerrillos Road, Santa Fe, New Mexico     2,500 sq. ft.   2000


                            Item 3. Legal Proceedings

         On August 10, 1998, the Securities and Exchange Commission (the "SEC") filed suit against us, Michael Carnicle, Robert Cord Beatty, Hillel Sher, Amotz Frenkel and Nili Frenkel. It does not name, as a defendant, anyone who is an officer or Director of our Company. The complaint was filed in the United States District Court for the District of Utah. The Docket number is: 2:98CV-0562S.

         The suit involves activities that took place during 1994.  At that time
we  were  under   different   management   and  control  and  known  as  Chariot
Entertainment, Inc. ("Chariot").

         In 1994 Chariot had a license to stage live performances of "American Gladiators" behind the Imperial Palace Hotel in Las Vegas. The SEC's complaint alleges that Chariot and several individuals violated the anti-fraud, securities registration and corporate record keeping provisions of the federal securities laws in an effort to market the securities of Chariot and maintain Chariot's listing on NASDAQ. The SEC's complaint seeks to enjoin us and the other defendants permanently from violating specified laws in the future and seeks additional relief against the other defendants.

         We have denied the allegations of the complaint and believe the relief sought against our Company is inappropriate. It would be a permanent injunction against our Company for activities allegedly occurring in 1994. At that time, we had totally different business operations, management and control than we do at the present time. We intend to vigorously defend against the relief the SEC is seeking against our Company in this lawsuit.

         There are no other material legal proceedings.


            Item 4. Submission of Matter to Vote of Security Holders

         Not Applicable.

                                     PART II

        Item 5. Market for Common Equity and Related Stockholder Matters

         Our Common Stock is quoted on the NASD Electronic Bulletin Board and traded in the over-the-counter market under the symbol "ACOR". Trading is only sporadic and there is no established trading market. The tables below list the high and low bid prices for each quarter of the last two fiscal years, as best we can determine by combining information from several sources.

                                  Bid Quotations*
                                 ----------------
                                 Low         High

Fiscal 1999:
   First Quarter                $0.25      $  0.63
   Second Quarter                0.56         1.75

Fiscal 1998:
   First Quarter                 0.72         2.88
   Second Quarter                0.88         2.38
   Third Quarter                 0.88         2.63
   Fourth Quarter                0.38         0.81

Fiscal 1997:
   First Quarter                 0.12         0.12
   Second Quarter                0.12         0.12
   Third Quarter                 0.12         0.12
   Fourth Quarter                0.25         4.00

------------------

     *These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and thus may not represent actual transactions.

     At May 31, 1999, we had approximately 380 holders of record of our Common Shares.

         The Company has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be retained to finance future growth. In addition, the 6,578,485 shares of Series "A" Preferred Stock, issued on December 30, 1998, have an annual non-cumulative dividend preference of $328,924 (5% of $6,578,485). Accordingly, the Company does not anticipate paying any dividends on Common Stock for the foreseeable future.

         From October 1, 1997 through September 30, 1998, we sold the following securities without registration under the Securities Act of 1933:

          (1) On several occasions from January 13 to September 30, 1998, a total of 490,076 Common Shares were delivered to approximately 46 of the approximately 115 holders of CIC notes, in return for the cancellation of those notes. As a result of those exchanges, CIC notes in the principal amount of $1,400,570, together with accrued interest of $255,297, were canceled. We issued these Common Shares under the Section 4(2) exemption of the Securities Act.

          (2) 216,969 Common Shares, in April, May, June and September, 1998, for accounting and consulting services valued at $200,302. We issued these Common Shares under the Section 4(2) exemption of the Securities Act.

          (3) 172,000 Common Shares, in March and in June, 1998, to Stanley F. Wilson, as part of our severance agreement with him. Mr. Wilson had served as a Vice President and a Director from December 1997 to August 1998. We issued these shares under the Section 4(2) exemption of the Securities Act.

         Summary of the Terms of Convertibility of the Series "A" Preferred Shares. As part of the Transaction, we established a series of 9,000,000 authorized shares of Series "A" Non-Cumulative Convertible Preferred Stock. Then, we issued a total of 6,578,485 new Preferred Shares as part of the Transaction.

         The terms of the Series "A" Preferred Shares are:

          o    They pay non-cumulative dividends at the rate of 5% per year;

          o    They have a liquidation preference of $1.00 per share;

          o They have no voting rights, sinking fund provisions or redemption rights;

          o They are convertible into Common Shares on a 1-for-1 basis at any time starting January 1, 2002. They will also become convertible prior to that date if any of certain specified events take place. Here is a summary of the events that can accelerate convertibility:

               (a) If we issue any shares of any kind of capital stock, or any securities convertible into, exchangeable for, or exercisable to purchase any shares of capital stock, without AutoPrime's consent. (We also made a specific covenant not to do any of these things before January 1, 2002, without AutoPrime's consent.)

               (b) If anyone other than our current Board of Directors is elected to our Board of Directors, without AutoPrime's consent.

               (c) If CIC or LLCI default in the payment or performance of any of a number of obligations to AutoPrime or to us.

               (d) If Merritt or Miller breach any representation or warranty made by them.

         We issued 3,237,956 (of the 6,578,485) new Preferred Shares to CIC as part of the December 30, 1998, Transaction. CIC then pledged the 3,237,956 Preferred Shares to AutoPrime to secure certain debt. So that Auto Prime's pledge is protected, we also agreed in the "Agreement to Issue Additional

Preferred Stock" that we will not issue any kind of preferred stock to any one other than CIC/LLCI until after February 1, 2002. Before that date, we can only issue Preferred Shares to CIC/LLCI in amounts required by the Agreement, and we can only issue them for the benefit of AutoPrime, our primary creditor.


        Item 6. Management's Discussion and Analysis or Plan of Operation

           Overview

          The Company operates "Buy Here-Pay Here" used car dealerships and underwrites, finances and services retail installment contracts generated by sales of used cars by the Company's dealerships. In addition, the Company purchases portfolios of loan contracts purchased from third party dealerships and services these loan portfolios. The Company targets the non-prime borrowing segment of the automobile financing industry. The Company financed much of its operations by selling the contracts to various lending sources on a full recourse basis. The contracts were sold at a 20% to 30% discount and the Company retains certain servicing income from collection of the contracts.

         The Company began its used car operations in 1996 with the acquisition for a car lot in Phoenix, Arizona. By 1997, the Company had seven car lots, five in Arizona and two in New Mexico. The Company had opened a reconditioning facility to service cars both purchased by the Company as well as by others. The Company also began to establish an insurance subsidiary in the Cayman Islands to offer insurance to customers.

                                      1997

         During 1997, the Company began to expand its operations significantly. By the end of the year, the Company had five auto resale lots in the greater Phoenix area and 2 lots in northern New Mexico. As a result, revenue increased from approximately $150,000 in 1996 to over $3,000,000 in 1997. The Company opened a reconditioning center, not only to service its own vehicles, but also to service those of other dealers. By late 1997, the Company also began to offer insurance to its customers through a subsidiary company established in the Cayman Islands.

         In addition to vehicle sales, the Company began to purchase notes from other automobile dealers at a discount, with the intention of reselling them to outside finance companies at a profit. The Company also sold notes generated by their own retail sales operations. The majority of the notes were sold to Travelers Acceptance Corp. (TAC), for which the Company received approximately 70% of the net principal balance at the time of the sale. In return, the agreement provided that the Company would receive 20% of payments received by TAC. If a note became delinquent beyond 90 days, the Company was responsible for repurchasing the note from TAC. The Company had recourse liability for the notes at TAC and the default rate increased over the course of the year from approximately 25% to over 50%. This had a negative impact on the Company's cash flow as notes were repurchased and the servicing fees from TAC were withheld and applied to the outstanding liability. The Company repossessed certain vehicles, reconditioned them when possible, and resold the vehicles. However, the Company did not pursue default judgments on the difference between the balance of the note and the net amount realized on the resale of the vehicle. By the end of 1997, the Company switched financing companies from TAC to AutoPrime

         Although sales increased significantly during 1997, the Company was not profitable and therefore needed cash for inventory and operating expenses (including labor costs and reconditioning of vehicles). In addition, the expansion of operations required the Company to spend in excess of $100,000 for capital expenditures to support its growth. Selling, general and administrative expenses exceeded gross profit by over $1,200,000.

         The Company primarily obtained cash from debt financing of over $2,700,000 and approximately $380,000 from the issuance of common stock. Loans from independent investors were obtained at rates varying from 8% to 14%, with the majority in the 12-14% range. As a result of the increased debt, interest expense increased by approximately $240,000 in 1998.

                                      1998

         With seven lots operating at the beginning of 1998, the Company's sales increased significantly during the first nine months of fiscal 1998. Sales for the entire fiscal year increased by approximately $960,000. Substantially all notes generated by sales of used cars were sold to AutoPrime during 1998, with full recourse. Due to poor credit underwriting, the Company continued to experience a high rate of default on these notes. The Company was unable to meet the lenders' requirements for repurchasing the defaulted notes and was unable to increase sales sufficiently to replace the defaulted loans with performing contracts.

         With increasing losses, the Company obtained additional funds by incurring debt of approximately $990,000 during 1998. Debt was obtained from AutoPrime and individual outside investors. Interest expense on the debt increased by approximately $195,000 to over $475,000. The resulting losses also prevented the Company from paying its vendors in a timely manner. As a result, trade payables and accrued expenses increased by over $900,000 by September 30, 1998. By June 1998, Management had decided that it had lost control over its underwriting and credit decisions and closed the sales lots. The reconditioning facility and the insurance subsidiary were also closed. Upon closure of the lots, a small staff was left in Phoenix to continue to service and collect on the notes for AutoPrime and transition the record keeping.

         The Company was a guarantor on loans made by other car lots owned by certain officers. As those lots were also closed, the lenders looked to the Company as a repayment source. By year end, the Company was contingently liable for over $7,730,000 in used car contracts and had direct debts of over $4,000,000 to the various financing sources and bond holders.

         Effective at the end of fiscal 1998, we ceased to operate the locations we had operated during fiscal 1998. We transferred the management and operation of those locations to some or all of the Merritt Group on September 30, 1998. In August 1998, we asked Charles Norman to assume day-to-day management of our Company. The Board of Directors hired Mr. Norman, elected him as President and a Director, and gave him the necessary authority to restructure our Company. In addition, during August 1998, the Company acquired certain assets of Suburba Auto Sales, an independent automobile dealer located in Dallas, Texas. As a result we acquired assets, inventory, equipment and automobile receivables owned by Suburba. We formed Suburba Acquisition Company to facilitate the sale of used cars and the servicing of automobile receivables. In November 1998 Suburba split its finance servicing business into a new corporation named AutoCorp Financial Services, Inc. ("AFS") and changed the name of the used automobile retail sales operation to ACE Motor Company ("ACE"). ACE Motor Company continues to operate the vehicle sales and finance operation of the dealership, and the existing and resulting loans are serviced by AFS.

         Effective October 1, 1998, AFS began its business of buying, selling and servicing non-prime retail installment loan contracts secured by automobiles and light-duty trucks. ACE owns and operates our independent automobile dealerships and originates retail installment contracts secured by used automobiles and light-duty trucks.

         Our subsidiary, ACE Motor Company, acquired certain assets related to the Austin dealership on December 30, 1998, from Lenders Auto Resale Centers of Texas, Inc., a corporation owned by William O. Merritt and Dennis W. Miller.

          As a result of the uncertainty of the collections and the recent weak history of the portfolios, the Company has recorded a an estimated recourse liability of 30% of the total recourse portfolio outstanding. Management expects that rate to decline as better collection efforts are made and controls are tightened over delinquency reporting and repossession efforts.

         The automobile industry is subject to substantial seasonal variations in revenues. Demand for used cars is generally lower in the winter than in other seasons. In addition, our experience has been that sales tend to be lower and payment delinquency rates higher during the holiday and back-to-school seasons, while sales tend to be higher during the spring and through the summer months. We were able to avoid a significant impact through the holiday season of 1998 due to acquisitions and our ability to manage delinquencies.

         Year 2000 Compliance

         We are working to address and prepare for the potential impact of the year 2000 on the ability of our computerized information systems to accurately process information that may be date-sensitive. Any of our programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. We utilize a number of computer programs across our entire operation. We have not completed our assessment, but currently we believe that the costs of addressing this issue will not have a materially adverse impact on our financial position.


         Liquidity

As of September 30, 1998, the Company has a working capital deficit of $8,200,000. The Company is reliant on outside financing sources, such as AutoPrime, to provide the working capital needed for near term operations as well as to meet its mid term goals. As the Company rebuilds, it will need to fund an increase in inventory to a level sufficient to support operations, the acquisition of operating assets, and the working capital needed to support the sales cycle. Management believes the line of credit secured by the inventory (the flooring plan) will provide enough financing for the necessary number of used cars to be held on the lots. The Company believes the agreement to sell both the bulk portfolios and the internally generated auto contracts, with full recourse, to AutoPrime will support the operations until sales volume reaches a sufficient level. The longer term goals of the Company will be dependent on attaining profitable operations in order to generate sufficient cash flow to meet those obligations. The Company's current agreement with AutoPrime is due for review by December 31, 1999. Should the December 30, 1998 debt-for-stock transaction with AutoPrime not be approved by regulators, then the Company would have significantly more debt to retire.

         Discontinued operations

The Company recorded a charge of $174,354 to reflect the discontinuance of its entertainment operations in 1996 when it entered into the automobile sales and financing businesses. The Company has continued in the used car sales and financing business since then despite the closing of certain lots and operations and the change in management.

         Income taxes

The Company has a significant net operating loss carryforward. However, the Company's ability to utilize the tax benefits of the prior losses is limited by the amount of profit generated from operations and further limited due to certain statutory restrictions created by the change in ownership. Management has fully reserved any future tax benefits due to the uncertainty regarding utilization.

                          Item 7. Financial Statements

         The following financial statements are attached to and filed as part of this report:

                  Consolidated Balance Sheets - September 30, 1998 and 1997

                  Consolidated Statements of Operations For the Years Ended September 30, 1998, 1997 and 1996

                  Consolidated Statement of Changes in Shareholders' Equity For the Years Ended September 30, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows For the Years Ended September 30, 1998, 1997 and 1996

                  Notes to Consolidated Financial Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On February 2, 1999, we engaged Hurley & Company as our independent auditors to conduct audits of our consolidated financial statements for the fiscal years ended September 30, 1996, 1997 and 1998. On the same date, we and Evers & Company, LTD, terminated our previous audit relationship, and we engaged Evers & Company, LTD. to assist us with our internal accounting for the audits.

         There were no disagreements with Evers & Company, LTD. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during our two most recent fiscal years and any subsequent interim period preceding such resignation.

         We have previously reported this in our Form 8-K filed on February 17, 1999.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Our current executive officers and Directors, as of May 31, 1999, are:

         Name          Age         Position                       Director Since

Charles Norman         41          President and Chief Executive          1998
                                   Officer; Director*

Darr Heath             39          Director**                             1999

Hunter Ennis           29          Secretary and Treasurer;
                                   Director***                            1999
----------------
*        Elected President and a Director in August 1998.
**       Elected a Director in April 1999.
***      Elected Secretary and Treasurer in December 1998 and a Director in
         April 1999.

         A brief statement setting forth the principal occupation and certain other information for each of them is set forth below.

         Charles Norman has been engaged in various aspects of working with and making successful, financially distressed companies. Mr. Norman was formerly the Director of Asset Management for AutoPrime from March 1998 until September 1998. In this capacity, he developed a risk-management department to design and implement work-out and exit strategies for distressed dealer portfolios owned by AutoPrime. >From January 1997 until March 1998 he was the Chief Executive Officer of Windsor Holdings, Inc, a non-prime indirect consumer lending institution. As CEO, Mr. Norman negotiated with financing sources, and secured outside financing for the company's operations, he wrote and developed all underwriting criteria and marketing materials, and was directly involved in the direction of all administrative and executive staff. Before 1997, Mr. Norman was the President of Allied Auto Credit from 1995 until 1997. His duties included working directly with the company ownership to develop programs, design procedures and oversee all phases of operations. In 1994, Mr. Norman owned and operated a non-prime finance consulting company, Dumont, Norman & Associates. This company was contracted by multiple non-prime lenders to design finance models, train finance staff, and write marketing materials for numerous lending programs. Also during 1994 and 1995, Mr. Norman owned and operated a group of independent automobile dealerships under the name Auto Express Financial and managed all sales/leasing operations on a daily basis. From 1993 until 1994, Mr. Norman was the Vice President of Operations for Leadership Financial, a non-prime indirect lender. He was responsible for implementing the company's underwriting criteria, hiring and training all key personnel and developing all marketing materials. Prior to 1994, from 1992 until 1994, Mr. Norman was the Regional Manager of Dealer Development for Union Federal Savings Bank where he was hired to develop and co-manage an indirect lending program.

         A detailed resume of his experience is attached as Exhibit 99.1 to our Form 8-K filed March 11, 1999. Certain additional information concerning Mr. Norman is set forth in Item 11, "Security Ownership of Certain Beneficial Owners and Management."

         Hunter Ennis has been with us since August 1998. He has been our Secretary and Treasurer since December 1998, and our Director of Operations for Auto Corp Financial Services. Prior to joining our Company, Mr. Ennis was a Dealer Auditor with AutoPrime from July 1998 to August 1998. Before that, he was Vice President of Accounting and Finance, of Windsor Holdings, Inc., a Dallas non-prime, indirect consumer lender, from May 1997 to July 1998. From June 1996 to May 1997, Mr. Ennis was Director of Accounting for Allied Funding Corporation, a Dallas non-prime finance lender. During 1994 until mid 1996, he was a Senior Analyst with Alltel, a telecommunications company. Mr. Ennis worked in the Little Rock, Arkansas office of Alltel.

         Darr Heath has been with the Company since October 1998. He became Director of Operations for ACE Motor Company in November 1998. In this capacity, he is responsible for the supervision of all day-to-day operations in sales and servicing. From November 1996 to 1998, Mr. Heath was Director of Operations and General Manager of Fiesta Motors, a Dallas, Texas, automobile dealership and subsidiary of Sovereign Finance Corporation. From February 1994 to the end of 1996, he served as Director of Operations of Public Auto Sales, which is engaged in used automobile sales and financing in Dallas, Texas.

         During fiscal 1998, Messrs. William O. Merritt and Dennis N. Miller were our controlling shareholders. In August 1998, they asked Charles Norman to assume day-to-day management control of our Company.

         Mr. Norman agreed to do this and assist in our re-structuring effort, but only if he had control of all major decisions. Based on Mr. Norman's past experience, and his knowledge of the non-prime automobile business, our Board of Directors, in August, 1998, hired Mr. Norman, elected him as a Director, and gave him the necessary authority to restructure our Company. He became the controlling shareholder of our Company on December 30, 1998.

         On December 30, 1998, Mr. Miller resigned as a Director. From that date until April 28, 1999, our Directors were:

         o        Charles Norman
         o        William O. Merritt

         During April 1999, Merritt and Norman elected Mr. Ennis as a Director. Mr. Merritt resigned on April 28, 1999. Messrs. Norman and Ennis elected Darr Heath as a Director. Messrs. Ennis and Heath were and continue to be employees of AutoCorp Financial and/or ACE Motor Company. The Board of Directors held four meetings during fiscal year 1998. The Board of Directors had no Audit Committee, Compensation or Nomination Committees during fiscal 1998 and does not currently have any committees.

         Our governing documents provide that our Company must have at least three Directors. In addition, the Bylaws authorize the Board of Directors to act by resolution to increase or decrease the number of Directors. The present number of authorized Directors is three.

         The term of the present Directors will expire concurrently with the election of Directors at the forthcoming 1999 Annual Meeting of Shareholders. Management will propose at that meeting that Messrs. Norman, Heath and Ennis be re-elected as Directors for the coming year. Mr. Norman, in his capacity as Trustee of the three voting trusts, controls 52.8% of the outstanding Common Shares. He presently intends to vote these shares in favor of the re-election of these three Directors. The Directors elected at the forthcoming 1999 Annual Meeting of Shareholders will serve until the next Annual Meeting of Shareholders and until their successors have been duly elected and qualified.

         We presently contemplate that after the 1999 Annual Meeting of Shareholders, the newly elected Directors will hold a regular annual meeting of the Board of Directors. If a regular meeting is not held, the Directors will sign a unanimous consent in lieu of holding the meeting and will re-elect the current officers to the same positions for the coming year.


                         Item 10. Executive Compensation

         Executive Officers. The table below shows cash and stock compensation paid during the last three years to each of the three persons who served as Chief Executive Officer during fiscal 1998. None of the next four most highly compensated officers serving on September 30, 1998, received more than $100,000 for fiscal 1998.



Name and                             Fiscal Year      Salary       Consulting    Other Annual
Principal Position                                                 Fees          Compensation


Charles Norman, President              1998            $ 0           $0            $ 0
and Chief Executive Officer
(August 1998 to Present)




Andrew Kacic* - President and          1998            $6,600        $43,564       $110,200**
Chief Executive Officer
(December 1997 to June 1998)

William O. Merritt - President         1998            $16,350       $ 0           $ 0
and Chief Executive Officer (July      1997            $63,900       $ 0           $ 0
to December 1997) (June 1998 to
August 1998)


* See Item 12, "Certain Relationships and Related Transactions", for information as to equipment we purchased and other equipment we lease from Mr. Kacic during fiscal 1998.

** Consists of 110,200 Common Shares valued at $1.00 per share, paid to Advisory Services, Inc. for consulting services rendered by Mr. Kacic.

         On December 30, 1998, the Company established Voting Trust I with Mr. Norman as Trustee, and placed 350,000 Common Shares in it for the benefit of officers of the Company to be named in the future. The Board of Directors has not yet determined which officers will participate in these shares or the terms on which the shares will be made available to them. For additional information about Voting Trust I see Item 11, "Security Ownership of Certain Beneficial Owners and Management."

         The Company has a non-qualified stock option plan (the "Plan") that was adopted by the Board of Directors in March 1997. The Plan, as authorized, provides for the issuance of up to 2,000,000 shares of the Company's stock. Persons eligible to participate in the Plan as recipients of stock options include full and part-time employees of the Company, as well as officers, directors, attorneys, consultants and other advisors to the Company or affiliated corporations.

         Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised.

         As of May 31, 1999, 981,857 shares had been issued under the Plan, no options were outstanding, and 1,018,143 shares were available for future issuance.

         Compensation of Directors. Directors received a fee of $300 per meeting for serving as Directors during fiscal 1998. This compensation continues for all formal meetings held in fiscal 1999.

         Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder require that directors and executive officers of the Company and beneficial owners of greater than 10% of the Company's Common Stock file various reports with the Securities and Exchange Commission (the "SEC"). The Company has reviewed its files and does not find that any Forms 3, 4 or 5 were furnished to the Company during or with respect to fiscal 1998.


     Item 11. Security Ownership of Certain Beneficial Owners and Management

         On December 30, 1998, we established three trusts naming Charles Norman as Trustee of each of them. We did this as part of the Transaction and placed certain shares of stock in them. As a result, Mr. Norman acquired control of our Company from William O. Merritt, Dennis W. Miller and others in the Transaction. Messrs. Merritt and Miller continue to have beneficial ownership of a total of 600,000 (or 9.9%) of the outstanding Common Shares.

          As of May 31, 1999, Mr. Norman, in his capacity as Trustee of the three trusts, beneficially owns a total of 3,217,000 Common Shares. This is 52.8% of the 6,087,184 Common Shares that, according to our stock transfer agent, were outstanding as of May 31, 1999.

          As part of the December 30, 1998, Transaction, we tendered 1,091,113 Common Shares to AutoPrime, as described above in Item 1, "Description of Business - How the Purpose of the Restructuring Was Achieved." AutoPrime can accept the tender only after approval has been received from the Office of Thrift Supervision. There is no assurance the approval can be obtained. AutoPrime disclaims any beneficial ownership of the 1,091,113 shares as long as it cannot accept the tender.

         The following table sets forth certain information, as of May 31, 1999, concerning the beneficial ownership of Common Stock by all Directors and nominees, certain executive officers, all Directors and executive officers of the Company, as a group, and each person who beneficially owns more than 5% of the 6,087,184 outstanding shares of Common Stock, $.001 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated.



         Name and Address                  Amount and Nature of              Percent
         of Beneficial Owner               Beneficial Ownership (1)          of Class (1)
         -------------------               ------------------------          ------------

         Charles Norman, Trustee                3,217,000 (1)(2)                52.8%
         5949 Sherry Lane, Suite 525
         Dallas, Texas  75225

         All directors and officers             3,217,000 (1)(2)                52.8%
         as a group (3 persons)


(1) As part of the transaction described in Item 1, above, we entered into three trust agreements dated as of December 30, 1998, with Mr. Norman, as Trustee under Voting Trust Agreement I, Voting Trust Agreement II and Exchange Trust Agreement. We placed certain shares in each trust on that date. As of April 12, 1999, the parties created an additional purpose for Exchange Trust and allocated certain of the shares in Exchange Trust to it Mr. Norman is the sole trustee and has sole voting power. The beneficiaries of the three trusts and the securities in each trust as of May 31, 1999, are:



    Name of Trust                  Beneficiaries                             Securities Held


   Voting Trust I             Executive officers of ours to                350,000 Common Shares
                              be named in the future

   Voting Trust II            Executive officers of AutoPrime,             350,000 Common Shares
                              Inc. ("Auto Prime") to be named
                              in the future

   The Exchange Trust        (a) Consumer Investment Corporation           up to 700,000 Common
                                    ("CIC")  (for the benefit of the       Shares (all unused shares
                                      holders of the CIC notes)            will first be available toAutoPrime
                                                                           for satisfaction of our and/or CIC's
                                                                           obligations to them)

                             (b) AutoPrime  (for the  purpose of           3,340,529 Preferred  Shares
                                 holding the securities tendered           and 1,091,113 Common Shares
                                 to AutoPrime and that it cannot
                                 lawfully accept prior to receipt
                                 of approval from the Office of
                                 Thrift Supervision)

                             (c) AutoPrime (for the purpose of             up to 725,887 Common Shares
                                 satisfying  our and/or CIC's
                                 obligation to AutoPrime)



(2) Does not include 3,340,529 Common Shares issuable upon conversion of 3,340,529 Series "A" Preferred Shares held by Mr. Norman as Trustee of the Exchange Trust. The Series "A" Preferred Shares are not convertible until January 1, 2001, unless certain events occur. The terms of convertibility are described in more detail in "Item 5. Market for Common Equity and Related Stockholder Matters."

         By virtue of his beneficial ownership of Common Stock, Mr. Norman may be deemed to be a "parent" of the Company as such term is defined in the rules and regulations of the Securities and Exchange Commission.

         Possible Change of Control. The 700,000 Common Shares held in Exchange Trust, as of May 31, 1999, for the benefit of the holders of the CIC notes are scheduled to be released from Exchange Trust by December 31, 1999. In addition, AutoPrime may be able to lawfully accept by that date the tender of the 1,091,113 Common Shares held in Exchange Trust for its benefit. Further, the 725,887 Common Shares held to satisfy our and/or CIC's obligations to AutoPrime may have been utilized by December 31, 1999.

         The occurrence of these events would reduce Mr. Norman's beneficial ownership to 700,000 Common Shares (11.5% of the outstanding Common Shares).

Simultaneously, AutoPrime would become the beneficial owner of at least 1,091,113 Common Shares (18% of the outstanding Common Shares), and perhaps the additional 725,887 shares, as well. In the latter case, AutoPrime would beneficially own 1,817,000 (29.8%) of the outstanding Common Shares.


             Item 12. Certain Relationships and Related Transactions

         During fiscal 1998, our CIC subsidiary purchased a telephone system from Advisory Services, Inc., an affiliate of Andrew Kacic. The purchase price was $4,500 cash. We believe that amount did not exceed its fair market value, but we do not know what the cost of the equipment was to Mr. Kacic. At the time, Mr. Kacic was our President and a Director. He held these positions from December 1997 to August 1998. We disposed of our CIC subsidiary in the December 30, 1998 Transaction.

         In addition, in September, 1999, our former CIC subsidiary leased computer equipment and software from Mr. Kacic on a lease that expires in September 1999. The amount financed was $65,000 and the outstanding balance at June 20, 1999, was $8,020. The lease payments during fiscal 1998 totaled $28,800. The equipment is to be returned to Mr. Kacic at the end of the lease.

         We have received advances from and made payments for a company known as "CIC Fund V." During that time, CIC Fund V was an affiliate of ours. It is owned by William O. Merritt and Dennis Miller, who were, at that time, also Directors and officers of our Company. The amounts advanced by us to (or due to us from) CIC Fund V at September 30, 1998 and 1997 were $0 and $45,709, respectively.

         AutoPrime, Inc. is a third party creditor that purchased a substantial portion of the installment contracts of the subsidiaries we had at the time. These were purchased under an agreement by which we derecognized the amounts receivable, but continued to service the contracts for a fee. AutoPrime, the note holder, also sold contracts originated by a third party dealer to CIC and the Merritt Group for a purchase price of approximately $3,000,000, represented by a note bearing interest at 10% per annum.

         In March and June 1998, we issued a total of 172,000 Common Shares to Stanley F. Wilson as part of our severance agreement with him. Mr. Wilson had served as a Vice President and a Director from December 1997 to August 1998.

         On December 30, 1998, as part of the Transaction, we redeemed 2,653,500 Common Shares from the Merritt Group and transferred to them the stock of CIC, LLCI and other subsidiaries of ours, which we deemed to be non-productive and not consistent with our future plans (see Item 1, Description of Business-Recent Restructuring Transaction).

         On that same date, December 30, 1998, our subsidiary, ACE Motor Company, acquired certain assets of Lenders Resale Centers of Texas, Inc., a corporation owned by Messrs. Miller and Merritt. We refer to this corporation as "Lenders of Texas." The purchase price was $50,000. Simultaneously, ACE Financial Services, Inc. ("AFS") assumed the rights and obligations of Lenders of Texas pertaining to a note portfolio with a remaining gross balance of $1,400,000.

          The portfolio had previously been sold to AutoPrime. The obligations ACE assumed contained recourse as to the contracts in that portfolio. In return, Lenders of Texas gave its note in the amount of $2,205,919 to ACE. We attribute no value to that note in our financial records.

                    Item 13. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         The  following  documents are attached to and filed with this report as
Exhibits:

          2.1 Master Agreement dated as of December 30, 1998 by and among AutoPrime, Inc., AutoCorp Equities, Inc., Consumer Investment Corporation, Lenders Liquidation Centers, Inc., William O. Merritt, Dennis W. Miller, Andrew J. Kacic, Vincent W. Bustillo, Wayne McLaws and Efrain Diaz.*

          2.2 Unconditional Tender of AutoCorp Preferred and Common Stock, effective December 30, 1998, by and between AutoCorp Equities, Inc. and AutoPrime, Inc.*

          2.3 Agreement to Issue Additional Preferred Stock between AutoCorp Equities, Inc., AutoPrime, Inc., Consumer Investment Corporation, and Lenders Liquidation Centers, Inc. effective December 30, 1998.*

          2.4 Pledge Agreement dated as of December 30, 1998, from Consumer Investment Corporation and Lenders Liquidation Centers, Inc. to AutoPrime, Inc.*

          2.5 Pledge Agreement dated as of December 30, 1998, from William O. Merritt and Dennis W. Miller to AutoPrime, Inc.*

          2.6 General Indemnity Agreement dated as of December 30, 1998, from Consumer Investment Corporation and Lenders Liquidation Centers, Inc. to AutoCorp Equities, Inc.*

          2.7 Ratification of Obligations dated as of December 30, 1998, from Consumer Investment Corporation and Lenders Liquidation Centers, Inc. to AutoPrime, Inc.*

          2.8 Release of Pledge Agreement dated as of December 30, 1998, from AutoPrime, Inc. to the Merritt Group.*

          3.1 Certificate of Designation of the Series "A" Non-Cumulative Convertible Preferred Stock of AutoCorp Equities, Inc.*

          9.1 Voting Trust Agreement I dated as of December 30, 1998, Charles Norman, Trustee (When this document has been appropriately amended, it will contain a management compensatory plan or arrangement).*

          9.2 Voting Trust Agreement II dated as of December 30, 1998, Charles Norman, Trustee.*

          9.3 Exchange Trust Agreement dated as of December 30, 1998, Charles Norman, Trustee.*

          10.1 Master Purchase and Sale Agreement dated October 6, 1997, between AutoPrime, Inc. and Consumer Investment Corporation.

          10.2 Guaranty dated October 6, 1997, executed by AutoCorp Equities, Inc. with respect to Master Purchase and Sale Agreement dated October 6, 1997.

          10.3 Servicing Agreement dated October 6, 1997, between AutoPrime, Inc. and Consumer Investment Corporation.

          10.4 Master Purchase and Sale Agreement dated January 22, 1998, between AutoPrime, Inc. and Lenders Auto Resale Centers of Texas, Inc.

          10.5 Servicing Agreement dated January 22, 1998, between AutoPrime, Inc. and Lenders Auto Resale Centers of Texas, Inc.

          10.6 Master Purchase and Sale Agreement dated January 12, 1999, between AutoPrime, Inc. and ACE Motor Company.

          10.7 Guaranty dated January 12, 1999, executed by AutoCorp Equities, Inc., ACE Motor Company, and AutoCorp Financial Services, Inc., with respect to Master Purchase and Sale Agreement dated January 12, 1999.

         10.8 Servicing Agreement dated January 12, 1999, between AutoPrime, Inc. and ACE Motor Company.

         10.9 Master Purchase and Sale Agreement dated January 12, 1999, between AutoPrime, Inc. and AutoCorp Financial Services, Inc.

         10.10 Guaranty dated January 12, 1999, executed by AutoCorp Equities, Inc., ACE Motor Company, and AutoCorp Financial Services, Inc., with respect to Master Purchase and Sale Agreement dated January 12, 1999.

         10.11 Servicing Agreement dated January 12, 1999, between AutoPrime, Inc. and AutoCorp Financial Services.

         10.12 Business Loan Agreement dated October 26, 1998 between Suburba Acquisition Company, Inc. d/b/a ACE Motor Co. and AutoPrime, Inc.

         10.13 Promissory Note dated October 26, 1998, in the principal amount of $750,000 executed by Suburba Acquisition Company, Inc. d/b/a ACE Motor Co. in favor of AutoPrime, Inc.

         10.14 Commercial Security Agreement dated October 26, 1998, between Suburba Acquisition Company, Inc. and AutoPrime, Inc.

         10.15 Promissory Note dated April 26, 1999, in the principal amount of $750,000 executed by Suburba Acquisition Company, Inc. d/b/a ACE Motor Co. in favor of AutoPrime, Inc.

         10.16 Business Loan Agreement dated June 17, 1999, between ACE Motor Co. (formerly known as Suburba Acquisition Company, Inc. d/b/a ACE Motor Co.) and AutoPrime, Inc.

         10.17 Promissory Note dated June 17, 1999, in the principal amount of $1,000,000, executed by ACE Motor Co. (formerly known as Suburba Acquisition Company, Inc. d/b/a ACE Motor Co.) in favor or AutoPrime, Inc.

         10.18 Commercial Security Agreement dated June 17, 1999, between ACE Motor Co. (formerly known as Suburba Acquisition Company, Inc. d/b/a ACE Motor Co.) and AutoPrime, Inc.

         10.19 Asset Purchase Agreement dated December 30, 1998 between AutoCorp Financial Services, Inc. and ACE Motor Company, as Buyer, and Lenders Auto Resale Center of Texas, Inc. and Lenders Liquidation Centers, Inc., as Seller.

          21   List of Subsidiaries.

          27   Financial Data Schedule.

          99.1 Resume of Experience of Charles Norman (This relates to "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act" in this Form 10-KSB).*

---------------------------

          * Incorporated by reference to the exhibit with the same name and number attached to the Form 8-K filed by AutoCorp Equities, Inc. on March 11, 1999.



         (b)      Reports on form 8-K

         No report on Form 8-K was filed during the fourth (last) quarter of the fiscal year ended September 30, 1998.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             AUTOCORP EQUITIES, INC.

                                             Registrant





Date: June 25, 1999                          By  /s/  Charles Norman
                                                 -----------------------------

                                                 Charles Norman, President and
                                                 Chief Executive
                                                 Officer (Principal Executive
                                                 Officer, Principal Financial
                                                 Officer and Director)



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






Date: June 25, 1999                          By: /s/ Hunter Ennis
                                                     ----------------------
                                                     Hunter Ennis, Director





Date:                                        By:
                                                     ----------------------
                                                      Darr Heath, Director

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997

                                                             Page No.


CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT                                       1

         Consolidated Balance Sheets                               2

         Consolidated Statements of Operations                     4

         Consolidated Statements of Changes in
          Shareholders' Equity (Deficit)                           5

         Consolidated Statements of Cash Flows                     7

         Notes to Consolidated Financial Statements               10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
AutoCorp Equities, Inc.:

We have audited the accompanying consolidated balance sheets of AutoCorp Equities, Inc. and subsidiaries (the "Company") as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Consumer Insurance Company (Cayman), a wholly-owned subsidiary of a wholly-owned subsidiary, for September 30, 1997 which statements reflect total assets and revenues constituting 9 percent and 2 percent, respectively, of the related consolidated totals at September 30, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Consumer Insurance Company (Cayman), is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoCorp Equities, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital at September 30, 1998 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         Hurley & Company
Granada Hills, California
March 19, 1999

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1998 and 1997

                                                          1998           1997
                                                       ----------     ----------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                     $   51,979     $  153,667
         Accounts receivable, net of
          allowance for doubtful accounts
          of $0 and $139,222 respectively                     468        817,324
         Loans receivable - officers, net                      --         47,677
         Inventory                                         95,297        946,378
         Prepaid expenses                                      --        406,685
                                                       ----------     ----------
                  Total current assets                    147,744      2,371,731

PROPERTY AND EQUIPMENT
         Furniture and fixtures                             5,500         62,198
         Office equipment                                   4,220         25,225
         Automobiles                                       14,500             --
         Machinery and equipment                           10,780          7,251
         Leasehold improvements                                --         20,561
                                                       ----------     ----------
                                                           35,000        115,235
         Less accumulated depreciation
          and amortization                                  1,361          9,494
                                                       ----------     ----------
                                                           33,639        105,741

OTHER ASSETS
         Deposits                                              --         22,118
         Financing costs, net                                  --         49,913
         Other                                                 --         66,962
                                                       ----------     ----------
                                                               --        138,993
                                                       ----------     ----------
                  Total assets                         $  181,383     $2,616,465
                                                       ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1998 and 1997

                                                      1998              1997
                                                -------------     -------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion, long-term debt               $     987,153     $     502,482
  Accounts payable                                    346,625           188,747
  Accrued expenses                                  1,143,336           413,961
  Related party payables (Note 10)                  5,678,208            45,709
  Other current liabilities                           188,943           182,507
  Deferred income                                           -            74,099
                                                -------------     -------------
         Total current liabilities                  8,344,265         1,407,505

Long-term debt, net of current portion
 and net of discounts of $5,733 and
 $28,878, respectively                              1,534,606         2,884,714

Provision for recourse liability (Note 6)           2,320,000                --

Commitments and contingencies                              --                --

SHAREHOLDERS' DEFICIT:

Common stock,  par value $.001; 110,000,000
 shares authorized, 6,099,435 and 5,100,018
 shares issued and outstanding at September
 30, 1998 and 1997, respectively                        6,099             5,100
Additional paid-in-capital                         11,469,716         9,309,979
Accumulated deficit                               (22,914,303)      (10,409,833)
Less treasury stock                                  (569,000)         (569,000)
Less stock subscriptions receivable                   (10,000)          (12,000)
                                                -------------     -------------
         Total shareholders' deficit              (12,017,488)       (1,675,754)
                                                -------------     -------------
         Total liabilities and
          shareholders' deficit                 $     181,383     $   2,616,465
                                                =============     =============





The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended September 30, 1998, 1997 and 1996

                                          1998         1997         1996
                                     ------------  -----------  -----------
Net Revenues                         $  4,098,074  $ 3,177,217  $   150,501

Cost of sales                           3,517,643    2,370,098       29,741
                                     ------------  -----------  -----------
      Gross profit                        580,431      807,119      120,760

Selling, administrative
 and other operating expenses           9,952,292    2,023,249      909,212

Provision for recourse liability        2,320,000            -            -
                                     ------------  -----------  -----------
Operating loss                        (11,691,861)  (1,216,130)    (788,452)

Other expense:
  Interest expense                       (478,621)    (283,479)     (43,229)
  Miscellaneous                            (5,225)           -            -
  Costs of abandoned business
   combination agreements                       -      (20,750)           -
  Loss on lot closings                   (144,740)           -            -
  Loss on conversion of
   debt to equity                        (184,023)           -            -
                                     ------------  -----------  -----------
Loss before
  discontinued operations             (12,504,470)  (1,520,359)    (831,681)

Discontinued operations                         -            -     (174,354)
                                     ------------  -----------  -----------
Net loss                             $(12,504,470) $(1,520,359) $(1,006,035)
                                     ============  ===========  ===========

Net loss per share before
 discontinued operations,
 basic and diluted                   $      (2.28) $      (.30) $     (5.32)
Discontinued operations,
 basic and diluted                              -            -        (1.11)
                                     ------------  -----------  -----------
Net loss per share,
 basic and diluted                   $      (2.28) $      (.30) $     (6.43)
                                     ============  ===========  ===========

Weighted average number
 of shares outstanding,
 basic and diluted                      5,484,807    5,098,584      156,532
                                     ============  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.



                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
              For the Years Ended September 30, 1998, 1997 and 1996

                              Common         Stock        Additional       Stock
                                              Par          Paid-In     Subscriptions     Treasury     Accumulated
                              Shares         Value         Capital       Receivable       Stock         Deficit         Total
                          -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance at
 October 1, 1995                156,532  $         156  $   8,931,793  $    (652,000) $           -  $  (7,883,439) $     396,510

Net loss for the year
 ended September 30, 1996            -               -              -              -              -     (1,006,035)    (1,006,035)
                          -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance at
 September 30, 1996             156,532            156      8,931,793       (652,000)             -     (8,889,474)      (609,525)

Issuance of stock for
 cash and subscription          130,666            131         81,869        (12,000)             -              -         70,000

Issuance of stock to former
 officer for reduction
 of note payable                405,000            405        149,445              -              -              -        149,850

Issuance of stock
 for services                   126,820            127        146,872              -              -              -        146,999

Cancellation of stock
 subscription agreement               -              -              -        652,000       (569,000)             -         83,000

Stock issued in acquisition
 of subsidiaries              4,281,000          4,281              -              -              -              -          4,281

Net loss for the year
 ended September 30, 1997             -              -              -              -              -     (1,520,359)    (1,520,359)
                          -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance at
 September 30, 1997           5,100,018  $       5,100  $   9,309,979  $     (12,000) $    (569,000) $ (10,409,833) $  (1,675,754)


The accompanying notes are an integral part of these consolidated financial statements.



                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)(CONTINUED)
              For the Years Ended September 30, 1998, 1997 and 1996

                              Common         Stock        Additional       Stock
                                              Par          Paid-In     Subscriptions     Treasury     Accumulated
                              Shares         Value         Capital       Receivable       Stock         Deficit         Total
                          -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance at
 September 30, 1997           5,100,018  $       5,100  $   9,309,979  $     (12,000) $    (569,000) $ (10,409,833) $  (1,675,754)

Shares issued to
 convert debt
 to equity                      490,076            490      1,839,400              -              -              -      1,839,890

Shares issued for
 services                       227,141            227        212,227              -              -              -        212,454

Cancellation of stock
 subscription agreement         (20,000)           (20)        (1,980)         2,000              -              -              -

Shares issued to former
 officer per agreement          192,000            192              -              -              -              -            192

Shares issued to former
 officer for services           110,200            110        110,090              -              -              -        110,200

Net loss for the year
 ended September 30, 1998             -              -              -              -              -    (12,504,470)   (12,504,470)
                          -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance at
 September 30, 1998           6,099,435  $       6,099  $  11,469,716  $     (10,000) $    (569,000) $ (22,914,303) $ (12,017,488)
                          =============  =============  =============  =============  =============  =============  =============









The accompanying notes are an integral part of these consolidated financial statements.



                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended September 30, 1998, 1997 and 1996

                                            1998           1997           1996
                                       ------------    -----------    -----------

Net loss                               $(12,504,470)   $(1,520,359)   $(1,006,035)

Adjustments to reconcile
 net loss to net cash used
 in operating activities:
   Depreciation and
    amortization                            147,889         58,649         21,129
   Deferred income                          (74,099)      (352,799)       426,898
   Loss on lot closings                     144,740             --             --
   Loss on conversion of
    debt to equity                          184,023             --             --
   Interest on related
    party debt                               69,230             --             --
   Provision for
    recourse liability                    2,320,000             --             --
 Changes in:
   Accounts receivable                      816,856        360,155     (1,177,479)
   Related party payables                 5,563,269         45,709             --
   Receivables from officers                 47,677        (37,652)       (10,025)
   Prepaid expenses                         406,685         (6,685)             -
   Inventory                                851,081       (902,677)       (43,701)
   Accounts payable                         575,425         47,669         34,206
   Accrued expenses                         898,573       (235,200)     1,103,291
   Barter credits                                --             --         94,606
   Other                                     26,976        (94,066)        51,852
                                       ------------    -----------    -----------
         Total adjustments               11,978,325     (1,116,897)       500,777
                                       ------------    -----------    -----------
         Net cash used in
          operating activities             (526,145)    (2,637,256)      (505,258)
                                       ------------    -----------    -----------

Cash flows from investing activities:
  Capital expenditures                     (102,072)      (102,667)       (12,568)
                                       ------------    -----------    -----------
         Net cash used in
          investing activities             (102,072)      (102,667)       (12,568)
                                       ------------    -----------    -----------



The accompanying notes are an integral part of these consolidated financial statements.



                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              For the Years Ended September 30, 1998, 1997 and 1996


                                                         1998          1997            1996
                                                     -----------    -----------    -----------
Cash flows from financing activities:
  Principal payments
   on long-term debt                                 $  (466,767)   $   (54,080)   $        --
  Additional borrowings                                  993,124      2,751,575        713,921
  Proceeds from issuance
   of common stock                                           192             --             --
  Cancellation of stock
   subscription agreement                                    (20)            --             --
                                                     -----------    -----------    -----------
         Net cash provided by
           financing activities                          526,529      2,697,495        713,921
                                                     -----------    -----------    -----------
Net increase/(decrease) in
  cash and cash equivalents                             (101,688)       (42,428)       196,095

Cash and cash equivalents
  at beginning of period                                 153,667        196,095             --
                                                     -----------    -----------    -----------
Cash and cash equivalents
  at end of period                                   $    51,979    $   153,667    $   196,095
                                                     ===========    ===========    ===========

Supplemental disclosures of cash flow information:

  Cash paid for interest                             $   215,143    $    25,319    $     2,182
                                                     ===========    ===========    ===========

  Cash paid for income taxes                         $        --    $        --    $        --
                                                     ===========    ===========    ===========









The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              For the Years Ended September 30, 1998, 1997 and 1996


                                  1998         1997          1996
                             ------------  ------------  ------------
Non-cash transactions

  Stock issued for services  $    212,454  $   146,999              -

  Stock issued to former
    officer for services          110,200            -              -

  Stock issued to former
   officer for reduction
   of note payable                      -      149,850              -

  Stock issued to convert
   debt to equity, net of
   $119,584 of costs relating
   to conversion                1,839,890            -              -

  Treasury stock obtained
   in cancellation of
   subscription agreement               -      569,000              -

  Services provided for
   cancellation of stock
   subscription agreement               -       83,000              -

  Stock subscription
   issued for stock                     -       12,000              -
















The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Consolidated basis
 ------------------

         The consolidated financial statements of the Company include the accounts of AutoCorp Equities, Inc., ("AutoCorp"), and its wholly owned subsidiaries, Consumer Investment Corporation ("CIC"), Consumer Insurance Services, Inc. ("CIS"), Lenders Liquidation Centers ("LLC"), Lenders Liquidation Center Reconditioning ("Recon") and Suburba Acquisition Company ("Suburba"). CIS also includes its wholly owned subsidiary, Consumer Insurance Company Cayman ("Cayman"). All material intercompany accounts and transactions have been eliminated in consolidation.

 Use of estimates
 ----------------

         The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Fair value of financial instruments
 -----------------------------------

         Statement of  Financial Accounting Standards No. 107, Disclosures about
         Fair  Value  of   Financial  Instruments,  requires  that  the  Company
         disclose estimated fair values for its financial

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Fair value of financial instruments (continued)
 -----------------------------------

         instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

         Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

         Since the fair value is estimated at September 30, 1998, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

         The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The recorded balance of notes payable less the amount discounted at issuance are estimated to be the fair value since the rates specified in the notes approximate current market rates.

 Revenue recognition
 -------------------

         Due to the high losses from the notes secured by automobiles and sold with recourse, management has decided to record revenue from sale of the notes only when collected. Management has established a provision for recourse liability of 30% of the total portfolio sold with recourse (see Note 6 below). Management will review the loss ratio continuously to both measure the improvement of the screening process and the collections procedures and will adjust the expected loss ratio when the actual losses differ from the estimate.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Revenue recognition (continued)
 -------------------

         The Company is paid to serve as the collection agent for AutoPrime, a third party creditor which purchased all the notes receivable of the Company's subsidiaries under an agreement by which the Company factored the notes receivable. The service revenue fee earned is based on a percentage of collections and is earned over the life of the notes. The Company will record the revenue as notes are collected.

 Cash and cash equivalents
 -------------------------

         Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

 Property and equipment
 ----------------------

         Property and equipment are stated at cost. Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally three years for automobiles, five years for office equipment and seven years for furniture and fixtures, leasehold improvements and machinery and equipment.

 Inventory
 ---------

         Inventories consist principally of cars available for sale and are stated at the lower of cost (specific identification method) or market.

 Income taxes
 ------------

         The Company records its taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, including operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Income taxes (continued)
 ------------

         expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect in deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

 Advertising and promotional costs
 ---------------------------------

         Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $680,058 and $128,872 in 1998 and 1997, respectively.

 Loss per common share
 ---------------------

         Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares and common equivalent shares outstanding during the year.

 Reclassifications
 -----------------

         Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.


NOTE 2.  BASIS OF PRESENTATION

         During the two years ended September 30, 1998 and 1997, the Company's operations were negatively impacted by the poor performance of the automobile sales and financing subsidiaries. The Company has a shareholders' deficit of approximately $12,000,000 at September 30, 1998 and a history of operating losses. At September 30, 1998, the Company also had negative

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


NOTE 2.  BASIS OF PRESENTATION (continued)

         working capital of approximately $8,200,000. Management's plans to return to profitability are three-fold. First, to divest itself of the non-productive subsidiaries by exchanging them for stock held by the Merritt Group, a related party comprised of certain officers of the Company. Second, to reduce debt and make arrangements to reduce the Company's exposure to further liability by tendering equity securities to AutoPrime in satisfaction of the Company's obligations to AutoPrime. Third, to achieve operational profitability by purchasing and generating higher quality notes receivable.

         It is not possible to predict the success of management's subsequent efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate.

         The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE 3.  INCOME TAXES

         The Company has incurred net book operating losses of approximately $23,000,000 and corresponding tax net operating losses of approximately $15,000,000 since inception. The Company has not yet filed tax returns and therefore has not determined the amount of those losses which may be used to offset future taxable income. The Company plans to file all tax returns that are delinquent.

         Any tax benefit from the loss carryforwards at September 30, 1998 would be totally offset by a valuation allowance. Any changes of stock ownership exceeding 50% would limit the Company's ability to use the loss carryforwards. Since the Company has not yet developed a history of profitable operations, utilization of the loss carryforwards cannot be reasonably assured.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


NOTE 4.  DISCONTINUED OPERATIONS

         In 1996, the Company completed the discontinuation of its entertainment operations resulting in a loss from discontinued operations of $174,354 due to the write-off of remaining assets deemed to be worthless.


NOTE 5.  LONG-TERM DEBT

         Long-term  debt  at  September 30, 1998  and   1997  consisted  of  the
         following:
                                                September 30,     September 30,
                                                      1998             1997
                                                -------------     -------------
         Notes payable, unsecured, payable
          at maturity plus accrued interest
          at 14% per annum.  Converted to
          stock December 1998                   $   1,221,559     $   1,633,045

         Notes payable, unsecured, payable
          at maturity plus accrued interest
          at 12% per annum. Converted to
          stock December 1998                         462,074           934,680

         Notes payable, unsecured, payable
          at maturity plus accrued interest
          at 10% per annum. Converted to
          stock December 1998                         302,445           456,220

         Note payable, unsecured, for
          acquisition of car lot, payable
          in quarterly installments of
          $50,000.  No interest is charged
          on note.  Matures March 2000                284,000                 -

         Notes payable, unsecured, payable
          at maturity plus accrued interest
          at 15% per annum. Converted to
          stock December 1998                         155,446           281,446

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

NOTE 5.  LONG-TERM DEBT (continued)
                                                  September 30,    September 30,
                                                       1998             1997
                                                  ------------     ------------

         Note payable, unsecured, payable
          in quarterly installments of
          $10,049 principal plus interest
          at 24% per annum. Converted to
          stock December 1998                     $     55,868     $     79,072

         Note payable, unsecured, payable
          at maturity plus interest
          at 8% per annum.  Fully due and
          payable, matured September 1998               20,492           20,864

         Capital lease, secured by
          equipment, payable in monthly
          installments of $848 plus
          interest at 14% per annum.
          Matures August 2000                           16,685                -

         Capital lease, secured by
          equipment, payable in
          monthly installments of $277
          plus interest at 16% per annum.
          Matures September 1999                         8,923           10,747

         Unamortized discounts                          (5,733)         (28,878)
                                                  ------------     ------------
                                                     2,521,759        3,387,196
         Less current portion                          987,153          502,482
                                                  ------------     ------------
                                                  $  1,534,606     $  2,884,714
                                                  ============     ============

         Maturities of this debt are as follows:

                  Year ended September 30, 1999                     $   987,153
                                           2000                       1,524,606
                                           2001                          10,000
                                                                    -----------
                                                                    $ 2,521,759
                                                                    ===========

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


NOTE 6.  COMMITMENTS AND CONTINGENCIES

         The Company leases office space and auto lots under noncancellable operating lease agreements which require payments of $12,719 per Month and expire in August 1999. Future minimum annual payments required under the leases are $101,034 at September 30, 1998.

         The Company sells used automobiles using auto financing contracts. The Company then sells the contracts to a finance company, generally under a recourse agreement, whereby the Company guarantees the repayment of the note. If the note holder defaults, the Company is responsible for repossessing the automobile and then either paying the amount due the finance company or substituting a new loan for the one in default.

         In December 1995, the Company's subsidiary, CIC, entered into a factoring agreement with Travelers Acceptance Corporation ("TAC"). The agreement allowed TAC to buy the Company's notes receivable at 70% of the face value of the notes. TAC would then remit to the Company 20% of the customer payments received. The Company stopped submitting notes to TAC in October 1997. At September 30, 1998, TAC held notes totaling $681,141, of which the Company would be contingently liable to repay approximately $480,000 to TAC if the various note holders all defaulted. However, in management's estimate, the Company will not have to repay or replace these notes, nor does management expect the Company to receive any contingent revenue. As of December 31, 1998, the Merritt Group assumed responsibility for this liability.

         In October 1997, the Company entered into an agreement with AutoPrime to provide financing for the Company's automobile transactions. The agreement allows AutoPrime to buy the notes at a percentage of face value (averaging approximately 75%) and then to pay the Company an additional percentage less the service fee (averaging approximately 15%) on all principal collections. The loss ratios of the notes sold have been much greater than expected to date. However, with a change in management and changes in the Company's lending criteria, management expects to have better loan collection results in future periods. The loan balances and

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


NOTE 6.  COMMITMENTS AND CONTINGENCIES (continued)

         contingent losses reserved are as follows:
                                         September 30,       September 30,
                                              1998                1997
                                         ------------        ------------
         Total liability, including
          the contracts sold by
          related parties.               $  7,730,000        $          -

         Recorded provision for
         recourse liability, estimated
          at 30% of total contracts
          outstanding                    $  2,320,000        $          -


NOTE 7.  STOCK OPTION PLAN

         The Company has a non-qualified stock option plan (the "Plan") that was adopted by the Board of Directors in March 1997. The Plan, as authorized, provides for the issuance of up to 2,000,000 shares of the Company's stock. Persons eligible to participate in the Plan as recipients of stock options include full and part-time employees of the Company, as well as officers, directors, attorneys, consultants and other advisors to the Company or affiliated corporations. Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised.

         Accounting for the stock option plan is in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Since common stock, rather than stock options, has been issued for the full value of services rendered, there is no additional compensation to be disclosed under the Company's stock-based compensation plan, as required by the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As of September 30, 1998 and 1997, there were no

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


NOTE 7.  STOCK OPTION PLAN (continued)

         options outstanding and 979,120 and 611,348 shares, respectively, had been issued. At September 30, 1998 and 1997, there were 1,020,880 and 1,388,652 shares available for future issuance, respectively.


NOTE 8.  CONCENTRATION OF CREDIT RISK

         The Company is reliant on the financing supplied by AutoPrime. At September 30, 1998, substantially all of the auto loans made by the Company were financed by AutoPrime. Subsequent to year end, AutoPrime was tendered all of the issued preferred shares and approximately 18% of the Company's common stock outstanding in exchange for certain debts and other consideration. Management believes that because of the related party relationship, the Company will be able to continue to finance its automobile transactions.


NOTE 9.  STOCK TRANSACTIONS

         In July 1997, the Company acquired its subsidiaries in exchange for 4,281,000 shares of its common stock at $1.00 per share. 3,677,500 shares were issued to the shareholders of the acquired companies and 603,500 shares were issued to related parties.

         In January 1998, CIC started delivering shares of AutoCorp Equities, Inc. common stock to holders of its unsecured notes payable as the unsecured notes began to mature. As of September 30, 1998, 490,076 shares had been issued for $1,839,890 which converted $1,400,570 of CIC's notes, which were in default, $255,297 of accrued interest, and resulted in a loss on conversion of $184,023.

         During 1998, the Company issued 160,474 shares of common stock at $1.00 per share and 66,667 shares of common stock for $0.78 per share for accounting and consulting services totaling $212,454.

         Also during 1998, the Company issued 172,000 shares of common stock at par value ($.001 per share) to a former officer of the Company as part of his severance agreement with the Company and 110,200 shares of common stock at $1.00 per share to another former officer as part of a separate agreement.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


NOTE 10. RELATED PARTY TRANSACTIONS

         The Company has received advances from and made payments for a company that was related during the period known as CIC Fund V, which is owned by the Merritt Group (see Note 2 above). AutoPrime also sold contracts to the Merritt Group and affiliates in an aggregate amount of approximately $3,000,000, and advanced certain additional funds, all represented by promissory notes accruing interest at 10% per annum. The Company was a co-maker of the notes and AutoPrime offset interest due on the loans and principal payments due from the Merritt Group and CIC Fund V with funds due to the Company. The amounts advanced by CIC Fund V at September 30, 1998 and 1997 were $0 and $45,709, respectively. The balances of amounts owed to AutoPrime, primarily as a result of repurchase obligations, at September 30, 1998 and 1997 were $5,678,208 and $0, respectively.

         Certain former officers of the Company had various contingent agreements with the Company. Management believes that no additional payments will be made on these agreements in excess of what has been accrued.

NOTE 11. LITIGATION

         From time to time in the ordinary course of business, the Company is involved in litigation. In the estimation of both management and legal counsel, the ultimate result of any litigation would not have a material adverse effect on the financial statements beyond what is already accrued on the balance sheet.

NOTE 12. SUBSEQUENT EVENTS

         In November, 1998, one of the Company's subsidiaries, Suburba Acquisition Company, split its finance serving arm into a new corporation named AutoCorp Financial Services, Inc. and changed the name of the used automobile purchase and sales arm to ACE Motor Company.

         In December, 1998, the Board of Directors authorized a new issuance of series A non-cumulative convertible preferred stock of 10,000,000 shares. The preferred shares pay non-cumulative 5% dividends per year, have a liquidation preference of $1.00 per share, and have no voting rights, sinking fund provisions or redemption rights. The shares are convertible to common shares of the Company's stock on a 1-for-1 basis at any time after December 31, 2001.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


NOTE 12. SUBSEQUENT EVENTS (continued)

         The Company disposed of certain subsidiaries in December 1998. The transaction resulted in the buying and selling of automobile financing contracts and the purchase of four used automobile lots. The Company received 2,653,500 shares of its common stock from the former majority shareholders of thee Company in exchange for the wholly owned subsidiaries CIC, CIS, LLC and Recon. As part of the transaction, the Company restructured its debt with AutoPrime, tendering 6,578,485 shares of preferred stock and 1,091,113 shares of common stock in the Company for a $6,081,042 reduction in debt. The Company further agreed to put certain shares of the Company's common stock in trust accounts to help settle other liabilities and contingencies, including certain long-term bondholders. The overall effect of the transaction resulted in a gain on disposition of subsidiaries of approximately $600,000.



                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

NOTE 13. BUSINESS SEGMENTS

         The principal business of the Company is the selling and financing of automobiles. At September 30, 1998, the Company had five subsidiaries.
         (1) Consumer Investment Corporation (2) Lenders Liquidation Centers and
         (3) Suburba Acquisition Company which all sell automobiles, (4) Lenders
         Liquidation Center Reconditioning which reconditions and makes ready for resale cars acquired by trade in, repossession or purchase at auction, and (5) Consumer Insurance Services, Inc.
         which offers insurance to customers of its automobile retail lots.

                                                                                                           Capital    Depreciation/
                                                                Revenues      Net Loss       Assets     Expenditures  Amortization
                                                              ------------  ------------  ------------  ------------  ------------
         Year ended September 30, 1998:
           Automobile retail lots                             $  3,881,748  $(11,415,610) $    177,066  $    102,072  $    147,191
           Reconditioning center                                   213,349      (134,450)        4,146             -           698
           Insurance service                                         2,977      (141,801)          171             -             -
                                                              ------------  ------------  ------------  ------------  ------------
                                                              $  4,098,074   (11,691,861) $    181,383  $    102,072  $    147,889
                                                              ============                ============  ============  ============
         Net interest expense and other                                         (812,609)
                                                                            ------------
                                                                            $(12,504,470)
                                                                            ============
         Year ended September 30, 1997:
           Automobile retail lots                             $  2,988,073  $ (1,024,794) $  2,330,926  $     99,042  $     58,649
           Reconditioning center                                    96,416      (172,271)       15,820         3,625             -
           Insurance service                                        92,728       (19,065)      269,719             -             -
                                                              ------------  ------------  ------------  ------------  ------------
                                                                $3,177,217    (1,216,130) $  2,616,465  $    102,667  $     58,649
                                                              ============                ============  ============  ============
         Net interest expense and other                                         (304,229)
                                                                            ------------
                                                                            $ (1,520,359)
                                                                            ============
         Year ended September 30, 1996:
           Automobile retail lots                             $    150,501  $   (772,944) $  1,801,556  $     12,568  $     21,129
           Insurance service                                             -       (15,508)      127,488             -             -
                                                              ------------  ------------  ------------  ------------  ------------
                                                              $    150,501      (788,452) $  1,929,044  $     12,568  $     21,129
                                                              ============                ============  ============  ============
         Net interest expense and discontinued operations                       (217,583)
                                                                            ------------
                                                                            $ (1,006,035)
                                                                            ============




                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

NOTE 14.  UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION

         The following  unaudited pro forma combined condensed balance sheet and
         combined  condensed   statement  of  operations  reflect  the  combined
         financial  position and operations of AutoCorp  Equities,  Inc. and the companies  acquired  as of July 21,  1997.  This  unaudited  pro  forma combined information gives effect to the acquisition using the purchase method of  accounting.  This  unaudited  pro forma  combined  condensed balance  sheet should be read in  conjunction  with the  unaudited  pro forma  combined  condensed  statement  of  operations  and the separate consolidated financial statements and notes of AutoCorp Equities,  Inc.
         and subsidiaries.

                             AUTOCORP EQUITIES, INC.
              UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                  July 21, 1997

                                                     AutoCorp                 Combined
                                                     Equities    Acquired     Pro Forma
                                                       Inc.      Companies     Results
                                                   -----------  -----------  -----------
                                    ASSETS
                                    ------
         CURRENT ASSETS:
         Cash                                      $        42  $   371,441  $   371,483
         Accounts receivable                                 -    1,185,881    1,185,881
         Loans receivable-officers                           -       26,525       26,525
         Inventory                                           -    1,223,144    1,223,144
         Prepaid expenses                              400,000            -      400,000
                                                   -----------  -----------  -----------
            Total current assets                       400,042    2,806,991    3,207,033

         Property and equipment, net                         -       89,774       89,774
         Other assets                                        -      226,774      226,774
                                                   -----------  -----------  -----------
                                                   $   400,042  $ 3,123,539  $ 3,523,581
                                                   ===========  ===========  ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

         CURRENT LIABILITIES:
         Current portion, long-term debt           $         -  $   465,631  $   465,631
         Accounts payable and accrued expenses         208,651      820,779    1,029,430
                                                   -----------  -----------  -----------
            Total current liabilities                  208,651    1,286,410    1,495,061

         Long-term debt, net of current portion              -    2,718,729    2,718,729

         Deferred income                                     -      431,186      431,186

         SHAREHOLDERS' EQUITY (DEFICIT):
         Common stock                                      686        6,000        6,686
         Additional paid-in capital                  8,592,113            -    8,592,113
         Accumulated deficit                        (8,401,408)  (1,318,786)  (9,720,194)
                                                   -----------  -----------  -----------
            Total shareholders' equity(deficit)        191,391   (1,312,786)  (1,121,395)
                                                   -----------  -----------  -----------
                                                   $   400,042   $3,123,539  $ 3,523,581
                                                   ===========  ===========  ===========


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

NOTE 14.  UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION
         (continued)

                             AUTOCORP EQUITIES, INC.
         UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      For the 42 Weeks Ended July 21, 1997

                                            AutoCorp                 Combined
                                            Equities    Acquired     Pro Forma
                                              Inc.      Companies     Results
                                          -----------  -----------  -----------

         Net revenues                     $     7,964  $ 2,058,260  $ 2,066,224

         Cost of sales                              -    1,474,532    1,474,532
                                          -----------  -----------  -----------
         Gross profit                           7,964      583,728      591,692

         Selling, administrative and
          other operating expenses            207,922    1,025,371    1,233,293
                                          -----------  -----------  -----------

         Operating loss                      (199,958)    (441,643)    (641,601)

         Other expense:
           Interest                            (4,908)    (182,032)    (186,940)
                                          -----------  -----------  -----------

         Net loss                         $  (204,866) $  (623,675) $  (828,541)
                                          ===========  ===========  ===========

                             AUTOCORP EQUITIES, INC.

                                   FORM 10-KSB

                  FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 1998



                                INDEX TO EXHIBITS


         The  following  documents are attached to and filed with this report as
Exhibits:

          2.1 Master Agreement dated as of December 30, 1998 by and among AutoPrime, Inc., AutoCorp Equities, Inc., Consumer Investment Corporation, Lenders Liquidation Centers, Inc., William O. Merritt, Dennis W. Miller, Andrew J. Kacic, Vincent W. Bustillo, Wayne McLaws and Efrain Diaz.*

          2.2 Unconditional Tender of AutoCorp Preferred and Common Stock, effective December 30, 1998, by and between AutoCorp Equities, Inc. and AutoPrime, Inc.*

          2.3 Agreement to Issue Additional Preferred Stock between AutoCorp Equities, Inc., AutoPrime, Inc., Consumer Investment Corporation, and Lenders Liquidation Centers, Inc. effective December 30, 1998.*

          2.4 Pledge Agreement dated as of December 30, 1998, from Consumer Investment Corporation and Lenders Liquidation Centers, Inc. to AutoPrime, Inc.*

          2.5 Pledge Agreement dated as of December 30, 1998, from William O. Merritt and Dennis W. Miller to AutoPrime, Inc.*

          2.6 General Indemnity Agreement dated as of December 30, 1998, from Consumer Investment Corporation and Lenders Liquidation Centers, Inc. to AutoCorp Equities, Inc.*

          2.7 Ratification of Obligations dated as of December 30, 1998, from Consumer Investment Corporation and Lenders Liquidation Centers, Inc. to AutoPrime, Inc.*

          2.8 Release of Pledge Agreement dated as of December 30, 1998, from AutoPrime, Inc. to the Merritt Group.*

          3.1  Certificate  of  Designation  of  the  Series  A   Non-Cumulative
               Convertible Preferred Stock of AutoCorp Equities, Inc.*

          9.1 Voting Trust Agreement I dated as of December 30, 1998, Charles Norman, Trustee. (When this document has been appropriately amended, it will contain a management compensatory plan or arrangement.)*

          9.2 Voting Trust Agreement II dated as of December 30, 1998, Charles Norman, Trustee.*

          9.3 Exchange Trust Agreement dated as of December 30, 1998, Charles Norman, Trustee.*

          10.1 Master Purchase and Sale Agreement dated October 6, 1997, between AutoPrime, Inc. and Consumer Investment Corporation.

                  [This agreement contains the following exhibits which are omitted from this filing but will be made available to the Commission upon request:

                Exhibit               Title of Exhibit
                -------               ----------------
                A                              Bill of Sale
                B                              Resolutions/Evidence of Authority

                C                              Incumbency Certificate
                D                              Owner's Agreement
                E                              Power of Attorney]


          10.2 Guaranty dated October 6, 1997, executed by AutoCorp Equities, Inc. with respect to Master Purchase and Sale Agreement dated October 6, 1997.

          10.3 Servicing Agreement dated October 6, 1997, between AutoPrime, Inc. and Consumer Investment Corporation.

          10.4 Master Purchase and Sale Agreement dated January 22, 1998, between AutoPrime, Inc. and Lenders Auto Resale Centers of Texas, Inc.

          [This agreement contains the following exhibits which are omitted from this filing but will be made available to the Commission upon request:

               Exhibit                Title of Exhibit
               -------                ----------------
               A                               Bill of Sale
               B                               Resolutions/Evidence of Authority
               C                               Incumbency Certificate
               D                               Owner's Agreement
               E                               Power of Attorney]

          10.5 Servicing Agreement dated January 22, 1998, between AutoPrime, Inc. and Lenders Auto Resale Centers of Texas, Inc.

          10.6 Master Purchase and Sale Agreement dated January 12, 1999, between AutoPrime, Inc. and ACE Motor Company.

          [This agreement contains the following exhibits which are omitted from this filing but will be made available to the Commission:

               Exhibit                Title of Exhibit
               -------                ----------------
               A                               Bill of Sale
               B                               Resolutions/Evidence of Authority
               C                               Incumbency Certificate
               D                               Owner's Agreement
               E                               Power of Attorney]


          10.7 Guaranty dated January 12, 1999, executed by AutoCorp Equities, Inc., ACE Motor Company, and AutoCorp Financial Services, Inc., with respect to Master Purchase and Sale Agreement dated January 12, 1999.

          10.8 Servicing Agreement dated January 12, 1999, between AutoPrime, Inc. and ACE Motor Company.

          10.9 Master Purchase and Sale Agreement dated January 12, 1999, between AutoPrime, Inc. and AutoCorp Financial Services, Inc.

                  [This agreement contains the following exhibits which are omitted from this filing but will be made available to the Commission upon request:

               Exhibit                Title of Exhibit
               -------                ----------------
               A                               Bill of Sale
               B                               Resolutions/Evidence of Authority
               C                               Incumbency Certificate
               D                               Owner's Agreement

               E                               Power of Attorney]


         10.10 Guaranty dated January 12, 1999, executed by AutoCorp Equities, Inc., ACE Motor Company, and AutoCorp Financial Services, Inc., with respect to Master Purchase and Sale Agreement dated January 12, 1999.

         10.11 Servicing Agreement dated January 12, 1999, between AutoPrime, Inc. and AutoCorp Financial Services.

         10.12 Business Loan Agreement dated October 26, 1998 between Suburba Acquisition Company, Inc. d/b/a ACE Motor Co. and AutoPrime, Inc.

         10.13 Promissory Note dated October 26, 1998, in the principal amount of $750,000 executed by Suburba Acquisition Company, Inc. d/b/a ACE Motor Co. in favor of AutoPrime, Inc.

         10.14 Commercial Security Agreement dated October 26, 1998, between Suburba Acquisition Company, Inc. and AutoPrime, Inc.

         10.15 Promissory Note dated April 26, 1999, in the principal amount of $750,000 executed by Suburba Acquisition Company, Inc. d/b/a ACE Motor Co. in favor of AutoPrime, Inc.

         10.16 Business Loan Agreement dated June 17, 1999, between ACE Motor Co. (formerly known as Suburba Acquisition Company, Inc. d/b/a ACE Motor Co.) and AutoPrime, Inc.

         10.17 Promissory Note dated June 17, 1999, in the principal amount of $1,000,000, executed by ACE Motor Co. (formerly known as Suburba Acquisition Company, Inc. d/b/a ACE Motor Co.) in favor or AutoPrime, Inc.

         10.18 Commercial Security Agreement dated June 17, 1999, between ACE Motor Co. (formerly known as Suburba Acquisition Company, Inc. d/b/a ACE Motor Co.) and AutoPrime, Inc.

         10.19 Asset Purchase Agreement dated December 30, 1998 between AutoCorp Financial Services, Inc. and ACE Motor Company, as Buyer, and Lenders Auto Resale Center of Texas, Inc. and Lenders Liquidation Centers, Inc., as Seller.

                  [The Agreement contains the following exhibits which are omitted from this filing, but will be made available to the Commission upon request:

                Exhibits              Title of Exhibit
                A                           Assets (including Retail Installment
                                            Contracts Schedules and inventory of
                                            Personal Property)
                B                           Bill of Sale
                C                           Allonge
                D                           Schedule of Seller's Existing
                                            Obligations (Advanced
                                            Funds)
                E                           Description of Retail Installment
                                            Contracts
                                            Purchased By AutoPrime from Seller]

         21       List of Subsidiaries.

         27       Financial Data Schedule

         99.1     Resume of  Experience  of Charles  Norman  (This  relates to
                  "Item  9.  Directors,   Executive  Officers,  Promoters  and
                  Control Persons; Compliance With Section 16(a) of the Exchange Act" in this Form 10-KSB)*
 ----------------------------------------------------
          * Incorporated by reference to the exhibit with the same name and number attached to the Form 8-K filed by AutoCorp Equities, Inc. on March 11, 1999.