Form 10QSB
period 1998-12-31
AUTOCORP EQUITIES INC
filed 1999-06-29
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
      (Mark One)

      [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended December 31, 1998

      [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  For the transition period from ___________ to ____________

                        Commission file number 000-15216


                             AUTOCORP EQUITIES, INC.
        (Exact name of small business issuer as specified in its charter)

                Nevada                                       87-0522501
        (State or other jurisdiction                      (I.R.S. Employer
      of incorporation or organization)                   Identification No.)

                           5949 Sherry Lane, Suite 525
                               Dallas, Texas 75225
                    (Address of principal executive offices)

                                 (214) 378-8271
                           (Issuer's telephone number)

            2980 E. Northern Avenue, Suite A1, Phoenix, Arizona 85028

                                     June 30

(Former name, former address and former fiscal year, if changed since last report)

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

      Transitional Small Business Disclosure Format (check one): Yes___ No ___



                                      INDEX

PART I - FINANCIAL INFORMATION                                                                 Page

Item 1.        Financial Statements

               Condensed  Consolidated  Balance  Sheets  at  December  31,  1998                 2
                (unaudited) and September 30, 1998 (unaudited)

               Condensed Consolidated Statements of Operations (unaudited) for the three         4
                months ended December 31, 1998 and 1997

               Condensed  Consolidated  Statements of Cash Flows (unaudited) for                 5
                 the three months ended December 31, 1998 and 1997

               Notes to Condensed Consolidated Financial Statements (unaudited)                  8

Item 2.        Management's Discussion and Analysis or Plan of Operation                         16



PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                                 18

Item 2.        Changes in Securities and Use of Proceeds                                         19

Item 3.        Defaults Upon Senior Securities                                                   19

Item 4.        Submission of Matters to a Vote of Security Holders                               19

Item 5.        Other Information                                                                 19

Item 6.        Exhibits and Reports on Form 8-K                                                  19

Signatures                                                                                       20


                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    December 31, 1998 and September 30, 1998


                                               December 31,  September 30,
                                                   1998           1998
                                               -----------   ------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents             $   145,056   $     51,979
         Accounts receivable, net                  188,092            468
         Inventory                                 697,504         95,297
                                               -----------   ------------
                  Total current assets           1,030,652        147,744

PROPERTY AND EQUIPMENT
         Furniture and fixtures                      5,500          5,500
         Office equipment                          176,615          4,220
         Automobiles                                14,500         14,500
         Machinery and equipment                    10,780         10,780
                                               -----------   ------------
                                                   207,395         35,000
         Less accumulated depreciation
          and amortization                          11,149          1,361
                                               -----------   ------------
                                                   196,246         33,639
                                               -----------   ------------
                  Total assets                 $ 1,226,898   $    181,383
                                               ===========   ============









See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    December 31, 1998 and September 30, 1998

                                                   December 31,  September 30,
                                                       1998           1998
                                                   -----------   ------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion, long-term debt                  $   363,328   $    987,153
  Line of credit                                       602,960              -
  Accounts payable and accrued expenses                490,509      1,489,961
  Related party payables                             1,400,140      5,678,208
  Other current liabilities                            188,943        188,943
                                                   -----------   ------------
      Total current liabilities                      3,045,880      8,344,265

Long-term debt, net of current portion
 and net of discounts of $0 and $5,733,
 respectively                                           81,228      1,534,606

Provision for recourse liability                     3,230,000      2,320,000

Commitments and contingencies                                -              -

SHAREHOLDERS' DEFICIT:
Convertible preferred stock, no par value,
 5% non-cumulative; liquidation preference
 of $1.00 per share; 10,000,000 shares
 authorized, 6,578,485 shares issued and
 outstanding at December 31, 1998                    6,578,485              -
Common stock, par value $.001; 110,000,000
 shares authorized, 6,083,848 and 6,099,435
 shares issued and outstanding at
 December 31, 1998 and September 30, 1998,
 respectively                                            6,084          6,099
Additional paid-in capital                          11,486,771     11,469,716
Accumulated deficit                                (22,964,050)   (22,914,303)
Less shares held in trust                             (227,500)           -
Less treasury stock                                        -         (569,000)
Less stock subscriptions receivable                    (10,000)       (10,000)
                                                   -----------   ------------
     Total shareholders' deficit                    (5,130,210)   (12,017,488)
                                                   -----------   ------------
     Total liabilities and
      shareholders' deficit                        $ 1,226,898    $   181,383
                                                   ===========   ============


See accompanying notes to condensed consolidated financial statements.

              AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              For the Three Months Ended December 31, 1998 and 1997

                                              Three Months Ended
                                                 December 31,
                                             1998            1997
                                        -------------   -------------
Net revenues                            $   1,027,078   $   1,937,122

Cost of sales                                 534,039       1,732,705
                                         ------------     -----------
         Gross profit                         493,039         204,417

Selling, administrative
 and other operating expenses                 645,235       1,178,095
Provision for recourse liability              330,000               -
                                         ------------     -----------
Operating loss                               (482,196)       (973,678)

Other expense:
  Interest expense                           (162,796)        (85,164)
  Other                                             -           2,373
  Gain on disposition of subsidiaries         595,245               -
                                         ------------     -----------
Net loss                                 $    (49,747)    $(1,056,469)
                                         ============     ===========

Net loss per share, basic and diluted    $       (.01)    $      (.21)
                                         ============     ===========

Weighted average number of shares
 outstanding, basic and diluted             6,155,218       5,081,975
                                         ============     ===========












See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              For the Three Months Ended December 31, 1998 and 1997

                                                     Three Months Ended
                                                        December 31,
                                                   1998                1997
                                             -------------       -------------
Net loss                                     $     (49,747)      $  (1,056,469)

Adjustments to reconcile
 net loss to net cash  provided
 by/(used in) operating activities:
   Depreciation and
    amortization                                     9,788              22,377
   Provision for recourse liability                330,000                   -
   Gain on disposition
    of subsidiaries                               (595,245)                  -
   Deferred income                                       -             (74,099)
 Changes in:
   Accounts receivable                            (187,624)         (1,361,125)
   Related party payables                                -             (45,709)
   Receivables from officers                             -             (36,000)
   Inventory                                      (602,207)            636,687
   Prepaid expenses                                      -               3,903
   Deposits                                              -             (15,773)
   Accounts payable and
    accrued expenses                               611,591           1,764,830
   Bank overdrafts                                       -             171,376
   Line of credit                                  602,960                   -
   Other                                             1,700                   -
                                             -------------       -------------
         Total adjustments                         170,963           1,066,467
                                             -------------       -------------
         Net cash provided by
          operating activities                     121,216               9,998
                                             -------------       -------------

Cash flows from investing activities:
  Capital expenditures                            (172,395)           (250,159)
                                             -------------       -------------
         Net cash used in
          investing activities                    (172,395)           (250,159)
                                             -------------       -------------


See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
              For the Three Months Ended December 31, 1998 and 1997

                                                    Three Months Ended
                                                       December 31,
                                                 1998               1997
                                           -------------       -------------
Cash flows from financing activities:
  Principal payments
   on long-term debt                       $     (25,744)      $     (16,500)
  Proceeds from issuance of
   long-term debt                                170,000             159,564
                                           -------------       -------------
         Net cash provided by
           financing activities                  144,256             143,064
                                           -------------       -------------
Net increase/(decrease) in
  cash and cash equivalents                       93,077             (97,097)

Cash and cash equivalents
  at beginning of period                          51,979             153,667
                                           -------------       -------------
Cash and cash equivalents
  at end of period                         $     145,056       $      56,570
                                           =============       =============

Supplemental disclosures of cash flow information:

  Cash paid for interest                   $      10,914       $       1,119
                                           =============       =============

  Cash paid for income taxes               $           -       $           -
                                           =============       =============












See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
              For the Three Months Ended December 31, 1998 and 1997

                                         Three Months Ended
                                            December 31,
                                      1998                1997
                                 -------------       -------------

Non-cash transactions

  Stock issued for services      $       2,737       $           -

During the three months ended December 31, 1998, the Company issued preferred shares valued at $6,578,485 and net other equity of $355,803 in exchange for the extinguishment of $2,223,159 of debt, $4,278,068 of related party payables and $1,028,306 of other liabilities resulting in a net gain on disposition of subsidiaries of $595,245. The other equity consisted of $1,724,775 in treasury stock obtained in the disposition of the Company's subsidiaries, $227,500 of treasury stock received into a trust, other treasury stock of $2,293,775 issued in extinguishment of debt and liabilities and $14,303 for 22,000 shares of common stock converted from debt at $0.65 per share.























See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998


NOTE 1.  BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows for the periods shown.

         Certain prior period amounts have been reclassified to conform to the current period's presentation.

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the respective three month periods are not necessarily indicative of the results to be expected for a full year of operations.

         These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual report of Form 10-KSB for the year ended September 30, 1998.

         A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.

         During the three months ended December 31, 1998 and the year ended September 30, 1998, the Company's operations were negatively impacted by the poor performance of its automobile sales and financing subsidiaries. The Company has a shareholders' deficit of approximately $5,000,000 at December 31, 1998 and a history of operating losses. Management's plans to return to profitability are three-fold. First, to divest itself of the non-productive subsidiaries by exchanging them for stock held by the Merritt Group, a related party comprised of individuals who were officers of the Company (see Note 11 below). Second, to reduce debt and make arrangements to reduce the Company's exposure to further liability by tendering equity securities to AutoPrime (see note 7 below) in satisfaction of the Company's liability to AutoPrime.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998


NOTE 1.  BASIS OF PRESENTATION (continued)

         Third,  to  achieve   operational   profitability   by  purchasing  and
         generating higher quality notes receivable.

         It is not possible to predict the success of management's subsequent efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate.

         The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE 2.  DISPOSITION OF SUBSIDIARIES

         In December 1998, an agreement was reached between the two officers (and largest shareholders) of the Company and the largest creditor of the Company. The Company agreed to take back 2,653,500 shares of common stock owned by the officers. In exchange, the Company transferred and disposed of control over certain operations of the Company to individuals who were officers of the Company. The largest creditor, AutoPrime, was tendered 1,091,113 shares of common stock and 6,578,485 shares of preferred stock, in exchange for the conversion of debt of $6,081,042. These shares were placed in trust for AutoPrime. The Company further agreed to put certain shares in trust accounts to help settle other liabilities and contingencies, including obligations to certain long-term bondholders.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998

NOTE 3.  LONG-TERM DEBT

         Long-term debt at December 31, 1998 and September 30, 1998 consisted of the following:
                                                   December 31,    September 30,
                                                       1998             1998
                                                  ------------     ------------
         Note payable, unsecured, for
          acquisition of car lot, payable
          in quarterly installments of
          $50,000.  No interest is charged
          on note.  Matures March 2000            $    284,000     $    284,000
         Note payable, unsecured, for
          acquisition of finance servicing
          facility, payable in monthly
          installments of $9,444.  No
          interest is charged on note.
          Matures May 2000                             160,556                -
         Notes payable, unsecured, payable at
          maturity plus interest at rates
          from 8% to 24% per annum.  Converted
          to stock December 1998                             -        2,217,884
         Capital leases, secured by
          equipment, payable in monthly
          installments of $1,125 plus interest
          rates of 14% to 16% per annum.
          Transferred in disposition of
          subsidiaries December 1998                         -           25,608
         Unamortized discounts                               -           (5,733)
                                                  ------------     ------------
                                                       444,556        2,521,759
         Less current portion                          363,328          987,153
                                                  ------------     ------------
                                                  $     81,228     $  1,534,606
                                                  ============     ============

         Maturities of this debt are as follows:

                  Year ended December 31, 1999                     $    363,328
                                          2000                           81,228
                                                                   ------------
                                                                   $    444,556
                                                                   ============

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998


NOTE 4.  LINE OF CREDIT

         The Company has a $750,000 line of credit with AutoPrime to purchase used cars for resale on the Company lots. This line of credit, or flooring plan, is secured 100% by the vehicle inventory and interest is charged at a rate of 6.5% over the reference rate (currently 7.75%) resulting in an annual rate of 14.25%. The agreement is revolving and is renewable each year. The current agreement expires November 26, 1999. There are certain covenants in the agreement that allow for an earlier due date. At December 31, 1998, $602,960 of the line had been used, and $147,040 was available.


NOTE 5.  COMMITMENTS AND CONTINGENCIES

         The Company leases office space and auto lots under noncancellable operating lease agreements which require monthly payments of $14,904 per month and expire in August 1999. Future minimum annual payments required under the leases are $67,247 at December 31, 1998.

         The Company sells used automobiles using auto financing contracts. The Company then sells the contracts to a finance company, generally under a recourse agreement, whereby the Company guarantees the repayment of the note. If the note holder defaults, the Company is responsible for repossessing the automobile and either paying the amount due the finance company or substituting a new loan for the one in default.

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

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998


NOTE 5.  COMMITMENTS AND CONTINGENCIES (continued)

         In October 1997, the Company entered into an agreement with AutoPrime to provide financing for the Company's automobile transactions. The agreement allows AutoPrime to buy the notes at a percentage of face value (averaging approximately 75%) and then to pay the Company an additional percentage (averaging approximately 15%) on all principal collections. The loss ratios of the notes sold have been much greater than expected to date. However, with the change in management and a change in the Company's lending criteria, management expects to have better loan collection results in future periods. The loan balances and contingent losses reserved are as follows:

                                         December 31,        September 30,
                                             1998                 1998
                                         -----------         ------------
         Total liability, including
          the contracts sold by
          related parties.               $10,770,000         $  7,730,000

         Recorded liability, estimated
          at 30% of total contracts
          outstanding                    $ 3,230,000         $  2,320,000

         As discussed in Notes 3, 10 and 11, the Company has issued for tender to AutoPrime 6,578,485 preferred shares, valued at $1.00 per share, which includes 3,078,485 shares relating to recourse liability on contracts owned by AutoPrime. The Company has an obligation to maintain the $1.00 per share value on the remaining 3,237,956 preferred shares (net of 262,044 shares released from pledge) issued to AutoPrime (in trust), and is contingently liable for the issuance of additional preferred shares as may be necessary to maintain such value.


NOTE 6.  PURCHASE OF LOAN PORTFOLIOS

         In October 1998, the Company purchased a portfolio of finance contracts secured by used automobiles from an auto dealership in Texas. The purchase was made for $1,427,098, which represented 68% of the face value of the loans, which totaled $2,098,674. The Company then sold the note portfolio to AutoPrime for approximately

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998


NOTE 6.  PURCHASE OF LOAN PORTFOLIOS (continued)

         80% of the face value of the loans. The difference of $242,581 was recorded as an increase to the contingent liabilities as the Company sold the notes with full recourse. Income will be recognized as the portfolio matures and collections are received.

         Also in October 1998, the Company purchased a portfolio of finance contracts secured by used automobiles from an auto finance company in Kentucky. The purchase was made for $1,672,640, which represented 67% of the face value of the loans, which totaled $2,496,478. The Company then sold the notes on a full recourse basis to AutoPrime for 80% of the face value of the loans. The difference of $324,542 was also recorded as an increase to the contingent liabilities.


NOTE 7.  CONCENTRATION OF CREDIT RISK

         The Company is reliant on the financing supplied by AutoPrime. At December 31, 1998 and September 30, 1998, substantially all of the auto loans made by AutoCorp and its automobile inventory flooring line were financed by AutoPrime. In December 1998, 1,091,113 shares of common stock of AutoCorp (approximately 18%) and another 6,578,485 shares of preferred stock were transferred into trusts and tendered to AutoPrime in exchange for the relief of certain debts and other consideration. Upon tender, the preferred stock is convertible to common shares on a 1-for-1 basis at any time starting January 1, 2002. Upon conversion, AutoPrime would effectively own approximately 61% of AutoCorp's common stock.


NOTE 8.  STOCK TRANSACTIONS

         In January 1998, CIC started delivering shares of AutoCorp Equities, Inc. common stock to holders of its unsecured notes payable as the unsecured notes began to mature. As of December 31, 1998 and September 30, 1998, 22,000 and 490,076 shares, respectively, had been issued to convert $88,000 and $1,400,570, respectively, of CIC's notes, which were in default, plus $0 and $255,297 of accrued interest, respectively, which resulted in a loss on conversion of $0 and $184,023, respectively.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998


NOTE 8.  STOCK TRANSACTIONS (continued)

         The Company issued 2,737 and 227,141 shares of common stock at $1.00 and $0.94 per share, respectively, for accounting and consulting services totaling $2,737 and $212,454 at December 31, 1998 and September 30, 1998, respectively.

         The Company also issued 172,000 shares at par value ($0.001) to a former officer of the Company as part of his severance agreement with the Company and 110,200 shares of common stock at $1.00 per share to another former officer as part of a separate agreement during the year ended September 30, 1998.

         In December 1998, the Company acquired 2,653,500 shares of its common stock at $0.65 per share in the disposition of its subsidiaries. These shares, in addition to the 563,500 shares already in the treasury were issued to three trusts.

         Also in December 1998, the Company issued for tender 6,578,485 shares of its preferred shares and 1,091,113 of its treasury shares in relief of liabilities assumed in the disposition of its subsidiaries.


NOTE 9.  RELATED PARTY TRANSACTIONS

         The Company has received advances from and made payments for CIC Fund V, a company owned by the Merritt Group. AutoPrime also sold contracts to the Merritt Group and affiliates in an aggregate amount of approximately $3,000,000, and advanced certain additional funds, all represented by promissory notes accruing interest at 10% per annum. The Company was a co-maker of the notes and AutoPrime offset interest due on the loans and principal payments due from the Merritt Group and CIC Fund V with funds due to the Company. The balances of amounts owed to AutoPrime, primarily as a result of repurchase obligations, at December 31, 1998 and September 30, 1998 were $1,400,140 and $5,678,208, respectively.

         Certain  former   officers  of  the  Company  had  various   contingent
         agreements with the Company. Management believes that no payments will be made on these agreements in excess of what has been accrued.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998


NOTE 10. SHARES HELD IN TRUST

         The Company has created three trusts to distribute the shares previously held in treasury and the shares obtained from the Merritt group executives. One trust, with 2,517,000 shares, was designated to assist in satisfying portions of the debts of the Merritt Group and the Company. 1,091,113 shares of common stock were tendered to AutoPrime as compensation for certain debt relief. Approximately 654,000 of the remaining trust shares are designated to allow CIC to convert certain note holders to equity positions in the Company, with the balance of approximately 772,000 shares held to meet any contingent liabilities, as mutually agreed upon by the trustee and AutoCorp management. The treasury shares in this trust are part of the cost of the disposition of the subsidiaries. The second trust account was granted 350,000 shares of voting common stock, valued at cost, which approximates market price at December 31, 1998 of $0.65 per share, to be distributed to employees of AutoPrime for past services. These shares are considered part of the compensation to AutoPrime in exchange for the debt relief.

         The third trust account was granted 350,000 shares of voting common stock to be distributed to current or future employees of the Company. These shares are also valued at cost, which approximates market price at December 31, 1998 of $0.65 per share. Management has a plan to distribute these shares within the current fiscal year, but until distributed, the shares will remain as a contra equity account.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

          (a)  Plan of Operation.

                     Not applicable.

          (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

         This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenue, income, or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate" "estimate", "project", and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-K, including those contained below in Part II., Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the notes to the Company's consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

Overview

The Company operates "Buy Here-Pay Here" used car dealerships and underwrites, finances and services retail installment contracts generated by sales of used cars by the Company's dealerships. In addition, the Company purchases loan portfolios of contracts from third party dealerships and finance companies and services these loan portfolios. The Company targets the non-prime borrowing segment of the automobile financing industry. The Company finances much of its operations by selling its retail sales of used cars and the contracts to various lending sources on a full recourse basis. The contracts are sold at a 20% to 30% discount and the Company retains certain servicing revenue from collection of the contracts.

The Company began its used car operations in 1996 with the acquisition of a car lot in Phoenix, Arizona. By 1997, the Company had seven car lots, five in Arizona and two in New Mexico. The Company had operating difficulties in 1997 and fiscal 1998 and by the first quarter of the September 30, 1999 fiscal year, had decided to close down some lots and find a more permanent solution to its cash flow needs. At the end of December 1998, there was a change in control of the Company. As part of this, the Company reached an agreement with its primary lender, AutoPrime, and certain of its officers at the time. The officers returned most of their shares of the Company's common stock in exchange for the Company transferring certain assets and liabilities to the officers and the Company taking primary responsibility for certain recourse liabilities. The Company tendered shares of common and preferred stock to AutoPrime in exchange for agreeing to transfer certain liabilities to the former officers and the agreement of a new credit facility. The Company also purchased a new lot, in Texas, added a new chief executive officer, and refocused the operation on providing used cars and financing to the non-prime marketplace. At December 31, 1998, the Company had two operating retail sales operations and had purchased two bulk portfolios of auto loan contracts. The Company also established a loan servicing center in Louisville, Kentucky, for the purpose of servicing loans in a five-state area. The Company's current strategy is to actively establish retail used car sales operations and purchase non-prime loan portfolios of such quantity and quality as to move the Company toward profitable operations.

Results of Operations

December 31, 1998 to December 31, 1997.

Revenue in the quarter ended December 31, 1998 was down almost 47% over the same quarter of the previous year to $1,027,000 due to closing of several lots between December 1997 and December 1998. The Company had the Suburba lot and the Austin lot open at December 31, 1998 compared to seven lots open during the quarter ended December 31, 1997. However, the gross profit was significantly improved, from 11% to 48% as cars were sold for a much higher average price. Similarly, the selling and administrative costs declined approximately 45% to $645,235 as the operations were scaled down by disposing of several lots and a reduction in administrative personnel. However, the Company's exposure to portfolio losses increased due to the purchase of the new portfolios. As a result, Management increased the accrual for portfolio losses by $330,000 to maintain the 30% loss provision. There was no comparable provision in the same quarter of the prior year. The Company incurred interest expense of approximately $162,000 compared to $85,000 in the same quarter of the prior year as the Company incurred debt to meet its financial obligations and the "floor plan" line of credit. Total interest bearing debt was reduced by the transaction at the end of the quarter, but was significantly higher than the previous year throughout the quarter. The Company recorded a gain on the disposition of the lots and the offsetting transfer of liabilities to the former officers of almost $600,000. As a result, the Company ended the quarter with a net loss of approximately $50,000 compared to a loss of over $1,000,000 in the same quarter of the previous year.

Cash Flow from Operations.

The Company generated positive cash flow from operations, despite the net loss for the quarter. The increase in the recourse liability was a non cash activity while the Company was able to increase its floor plan borrowings from AutoPrime to fund the increase in inventory and increased its payables and accrued expenses to meet its various working capital requirements. Similarly, in the quarter ended December 31, 1997, the Company borrowed from various vendors and reduced inventory to meet its obligations and was able to generate $10,000 from operations despite a net loss of over $1,000,000.

Investing and Financing Activities

The Company acquired $170,000 in fixed assets during the quarter as part of the purchase of a bulk portfolio. As part of the transaction, the Company has an obligation to pay $170,000 to the seller over two years. During the quarter, the Company paid down almost $26,000 in long-term debt.

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

Liquidity

The Company has a significant working capital deficit of approximately $1,900,000 as the operations have not been profitable and the amount owed to AutoPrime exceeds the assets of the Company. However, this compares favorably to the working capital deficit of $8,100,000 the Company had at September 30, 1998. The Company still needs access to credit from AutoPrime or another lender to help finance the operations. The short term need for a line of credit collateralized by the inventory of used cars, the floor plan, appears to be sufficient to meet current operating needs. The working capital line of credit offered by AutoPrime appears to be sufficient to meet the short-term obligations of the Company. However, for the mid-term and long-term goals of the Company, income from operations will be needed to meet the Company's debt requirements and other obligations. Management believes the available financial resources are available to meet the short-term obligations.

In the future as the loan portfolios mature, and through improved credit underwriting, risk management, collection systems and collection efforts, the Company believes, without assurance, that operations will generate both significant servicing revenue and interest income to offset the expected bad debt losses that will arise from operations.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      Previously reported in Form 10-KSB for September 30, 1998, filed June 25, 1999.

Item 2.  Changes in Securities and Use of Proceeds.

         Previously reported in Form 8-K filed on March 11, 1999.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

            Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

      Attached as Exhibits are the following documents:

      27.Financial Data Schedule.

              (b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the quarter ending December 31, 1998.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AutoCorp Equities, Inc.
                                  Registrant


Date: June 25, 1999               By:   /s/  Charles W. Norman
                                     -----------------------------------------
                                      Charles W. Norman
                                      President and Chief Executive Officer
                                      (Principal Executive Officer and Principal
                                       Financial Officer)

                                INDEX TO EXHIBITS


      Attached as Exhibits are the following documents:

27.      Financial Data Schedule.