Form 10QSB
period 1999-03-31
AUTOCORP EQUITIES INC
filed 1999-06-29
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
      (Mark One)

   [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

                        2470 N. Dallas Parkway, Suite 110
                               Plano, Texas 75093
                    (Address of principal executive offices)

                                  972.378.5355
                           (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)
                           5949 Sherry Lane, Suite 525
                               Dallas, Texas 75225


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

      Transitional Small Business Disclosure Format (check one): Yes____ No   X



                                      INDEX

PART I - FINANCIAL INFORMATION                                                                 Page

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets at March 31, 1999 (unaudited)               2
               and September 30, 1998

               Condensed Consolidated Statements of Operations (unaudited )for                   4
               the three and six months ended March 31, 1999 and  September  30,
               1998

               Condensed Consolidated  Statements of Cash Flows (unaudited) for                  5
               the three and six months ended March 31, 1999 and September 30, 1998


               Notes to Condensed Consolidated Financial Statements (unaudited)                  8

Item 2.        Management's Discussion and Analysis or Plan of Operation                         13


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                                 15

Item 2.        Changes in Securities and Use of Proceeds                                         15

Item 3.        Defaults Upon Senior Securities                                                   15

Item 4.        Submission of Matters to a Vote of Security Holders                               15

Item 5.        Other Information                                                                 15

Item 6.        Exhibits and Reports on Form 8-K                                                  15

Signatures



                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      March 31, 1999 and September 30, 1998


                                                 March 31,   September 30,
                                                   1999           1998
                                              ------------   ------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents            $    260,651   $     51,979
         Accounts receivable, net                  331,567            468
         Inventory                                 434,549         95,297
                                              ------------   ------------
              Total current assets               1,026,767        147,744

PROPERTY AND EQUIPMENT
         Furniture and fixtures                      9,677          5,500
         Office equipment                          184,599          4,220
         Computer equipment                         18,532              -
         Automobiles                                29,500         14,500
         Machinery and equipment                    12,135         10,780
         Leasehold improvements                      1,159              -
                                              ------------   ------------
                                                   255,602         35,000
         Less accumulated depreciation
          and amortization                          23,437          1,361
                                              ------------   ------------
                                                   232,165         33,639
                                              ------------   ------------

OTHER ASSET
         Deposits                                    1,000              -
         Other                                         402              -
                                              ------------   ------------
         Total assets                         $  1,260,334   $    181,383
                                              ============   ============






See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      March 31, 1999 and September 30, 1998


                                                  March 31,     Sept. 30,
                                                    1999          1998
                                                -----------   -----------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion, long-term debt               $   297,328   $   987,153
  Line of credit                                    432,986             -
  Accounts payable and accrued expenses             504,239     1,489,961
  Related party payables                          2,388,441     5,678,208
  Other current liabilities                         191,425       188,943
                                                -----------   -----------
     Total current liabilities                    3,814,419     8,344,265

Long-term debt, net of current portion and net
 of discounts of $0 and $5,733, respectively         18,895     1,534,606


Provision for recourse liability                  2,620,000     2,320,000

Commitments and contingencies                             -             -

SHAREHOLDERS' DEFICIT:
Convertible preferred stock, no par value,
 5% non-cumulative; liquidation preference
 of $1.00 per share; 10,000,000 shares
 authorized, 6,578,485 issued and outstanding
 at March 31, 1999                                6,578,485             -
Common stock, par value $.001; 110,000,000
 shares authorized, 6,087,184 and 6,099,435
 shares issued and outstanding at March 31,
 1999 and September 30, 1998, respectively            6,087         6,099
Additional paid-in capital                       11,486,768    11,469,716
Accumulated deficit                             (23,026,820)  (22,914,303)
Less shares held in trust                          (227,500)            -
Less treasury stock                                       -      (569,000)
Less stock subscriptions receivable                 (10,000)      (10,000)
                                                -----------   -----------
      Total shareholders' deficit                (5,192,980)  (12,017,488)
                                                -----------   -----------
      Total liabilities and
       shareholders' deficit                    $ 1,260,334   $   181,383
                                                ===========   ===========


See accompanying notes to condensed consolidated financial statements.



                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
           For the Three and Six Months Ended March 31, 1999 and 1998

                                    Three Months Ended           Six Months Ended
                                         March 31,                   March 31,
                                    1999          1998          1999          1998
                               ------------  ------------  ------------  ------------
Net revenues                     $1,994,456  $  1,899,309  $  3,021,534  $  3,836,431

Cost of sales                     1,325,351     1,647,615     1,859,390     3,380,320
                               ------------  ------------  ------------  ------------
     Gross profit                   669,105       251,694     1,162,144       456,111

Selling, administrative and
 other operating expenses         1,338,168       658,205     1,983,403     1,836,300
Provision for recourse
 liability                         (610,000)            -      (280,000)            -
                               ------------  ------------  ------------  ------------
Operating income/(loss)             (59,063)     (406,511)     (541,259)   (1,380,189)

Other expense:
  Interest expense                   (3,707)         (139)     (166,503)      (85,303)
  Gain on disposition
   of subsidiaries                        -             -       595,245             -
  Other                                   -        (2,348)            -            25
                               ------------  ------------  ------------  ------------
Net loss                       $    (62,770) $   (408,998) $   (112,517) $ (1,465,467)
                               ============  ============  ============  ============


Net income/(loss) per share,
 basic and diluted             $       (.01) $       (.08) $       (.02) $       (.28)
                               ============  ============  ============  ============

Weighted average number
 of shares outstanding,
 basic and diluted                6,083,848     5,201,977     6,153,353     5,169,449
                               ============  ============  ============  ============











See accompanying notes to condensed consolidated financial statements.



                   AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           For the Three and Six Months Ended March 31, 1999 and 1998


                                    Three Months Ended        Six Months Ended
                                        March 31,                 March 31,
                                    1999         1998         1999         1998
                                -----------  -----------  -----------  -----------
Net loss                        $   (62,770) $  (408,998) $  (112,517) $(1,465,467)
Adjustments to reconcile
 net loss to net cash
 provided by/(used in)
 operating activities:
   Depreciation and
    amortization                     12,288            -       22,076       22,377
   Provision for
    recourse liability             (610,000)           -     (280,000)           -
   Gain on disposition
    of subsidiaries                       -            -     (595,245)           -
   Deferred income                        -            -            -      (74,099)
 Changes in:
   Accounts receivable             (143,475)     767,644     (331,099)    (593,481)
   Related party payables           988,301            -      988,301      (45,709)
   Receivables from officers              -        6,000            -      (30,000)
   Inventory                        262,955      227,796     (339,252)     864,483
   Prepaid expenses                       -            -            -        3,903
   Deposits                          (1,000)     (10,000)      (1,000)     (25,773)
   Accounts payable and
    accrued expenses                 13,730     (473,375)     625,321    1,291,455
   Bank overdrafts                        -     (171,376)           -            -
   Line of credit                  (169,974)           -      432,986            -
   Other                              2,080      (10,050)       3,780      (10,050)
                                 -----------  -----------  -----------  -----------
     Total adjustments               354,905      336,639      525,868    1,403,106
                                 -----------  -----------  -----------  -----------
  Net cash provided by/(used
   in) operating activities          292,135      (72,359)     413,351      (62,361)
                                 -----------  -----------  -----------  -----------

Cash flows from investing
  activities:
  Capital expenditures               (48,207)     (39,300)    (220,602)    (289,459)
                                 -----------  -----------  -----------  -----------
  Net cash used in
   investing activities              (48,207)     (39,300)    (220,602)    (289,459)
                                 -----------  -----------  -----------  -----------


See accompanying notes to condensed consolidated financial statements.



                   AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
           For the Three and Six Months Ended March 31, 1999 and 1998


                                           Three Months Ended       Six Months Ended
                                                March 31,               March 31,
                                            1999        1998        1999        1998
                                         ----------  ----------  ----------  ----------
Cash flows from financing activities:
  Principal payments
   on long-term debt                     $ (128,333) $        -  $ (154,077) $  (16,500)
  Proceeds from issuance of
   long-term debt                                 -     136,273     170,000     295,837
                                         ----------  ----------  ----------  ----------
      Net cash (used in) provided
       by financing activities             (128,333)    136,273      15,923     279,337
                                         ----------  ----------  ----------  ----------
Net increase/(decrease) in
  cash and cash equivalents                 115,595      24,614     208,672     (72,483)

Cash and cash equivalents
  at beginning of period                    145,056      56,570      51,979     153,667
                                         ----------  ----------  ----------  ----------
Cash and cash equivalents
  at end of period                       $  260,651  $   81,184  $  260,651  $   81,184
                                         ==========  ==========  ==========  ==========

Supplemental disclosures of cash flow information:

 Cash paid for interest                  $    1,226  $      139  $  163,623  $   85,303
                                         ==========  ==========  ==========  ==========

 Cash paid for income taxes              $        -  $        -  $        -  $        -
                                         ==========  ==========  ==========  ==========














See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
           For the Three and Six Months Ended March 31, 1999 and 1998

                           Three Months Ended         Six Months Ended
                                March 31,                 March 31,
                           1999         1998         1999         1998
                        ----------   ----------   ----------   ----------
Non-cash transactions

  Stock issued for
   services             $        -   $            $    2,737   $        -

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

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999

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

         During the three and six months ended March 31, 1999 and the year ended September 30, 1998, the Company's operations were negatively impacted by the poor performance of its automobile sales and financing subsidiaries. The Company has a shareholder deficit of approximately $5,100,000 at March 31, 1999 and a history of operating losses. Management's plans to return to profitability are three-fold. First, to divest itself of the non-productive subsidiaries by exchanging them for stock held by the Merritt Group, a related party comprised of individuals who were officers of the Company (see Note 11 below). Second, to reduce debt and make arrangements to reduce the Company's exposure to further liability by tendering equity securities to AutoPrime (see note 7 below) in satisfaction of the Company's liability to AutoPrime. Third, to achieve operational profitability by purchasing and generating higher quality notes receivable.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999


NOTE 1.  BASIS OF PRESENTATION (continued)

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


NOTE 2.  LONG-TERM DEBT

         Long-term debt at March 31, 1999 and September 30, 1998 consisted of the following:

                                                   March 31,     September 30,
                                                     1999             1998
                                                ------------     ------------
         Note payable, unsecured, for
          acquisition of car lot, payable
          in quarterly installments of
          $50,000.  No interest is charged
          on note.  Matures March 2000          $    184,000     $    284,000

         Note payable, unsecured, for
          acquisition of finance servicing
          facility, payable in monthly
          installments of $9,444.  No
          interest is charged on
          note.  Matures May 2000                    132,223                -

         Notes payable, unsecured,
          payable at maturity plus
          accrued interest at rates from
          8% to 24% per annum.  Converted
          to stock December 1998.                          -        2,217,884

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999


NOTE 2.  LONG-TERM DEBT (continued)

         Long-term debt at March 31, 1999 and September 30, 1998 consisted of the following:
                                             March 31,      September 30,
                                               1999             1998
                                           -------------    -------------
         Capital lease, secured by
          equipment, payable in monthly
          installments of $1,125 plus
          interest at rates of 14% to
          16% per annum.  Transferred in
          disposition of subsidiaries
          December 1998.                   $           -    $      25,608

         Unamortized discounts                         -           (5,733)
                                           -------------    -------------
                                                 316,223        2,521,759
         Less current portion                    297,328          987,153
                                           -------------    -------------
                                           $      18,895    $   1,534,606
                                           =============    =============

         Maturities of this debt are as follows:

                  Year ended March 31, 2000                 $     297,328
                                       2001                        18,895
                                                            -------------
                                                            $     316,223
                                                            =============

NOTE 3.  LINE OF CREDIT

         The Company has a $750,000 line of credit with AutoPrime to purchase used cars for resale on the Company lots. This line of credit, or flooring plan, is secured 100% by the vehicle inventory and interest is charged at a rate of 6.5% over the reference rate (currently 7.75%) resulting in an annual rate of 14.25%. The agreement is revolving and is renewable each year. The current agreement expires November 26, 1999. There are certain covenants in the agreement that allow for an earlier due date. At March 31, 1999 $432,986 of the line had been used, and $317,014 was available.
                                       10

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999


NOTE 4.  COMMITMENTS AND CONTINGENCIES

         The Company leases office space and auto lots under noncancellable operating lease agreements which require monthly payments of $14,904 per month and expire in August 1999. Future minimum annual payments required under the lease are $22,535 at March 31, 1999.

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

                                           March 31,         September 30,
                                             1999                 1998
                                         -----------         ------------
         Total liability, including
          the contracts sold by
          related parties.               $ 8,720,000         $  7,730,000

         Recorded liability, estimated
          at 30% of total contracts
          outstanding                    $ 2,620,000         $  2,320,000

         As discussed in Note 3, 10 and 11, the Company has issued for tender to AutoPrime 6,578,485 preferred shares, valued at $1.00 per share, which includes 3,078,485 shares relating to recourse liability on contracts owned by AutoPrime. The Company has an

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999


NOTE 4.  COMMITMENTS AND CONTINGENCIES (continued)

         obligation to maintain the $1.00 per share value on the remaining 3,237,956 preferred shares (net of 262,044 shares released from pledge) issued to AutoPrime (in trust), and is contingently liable for the issuance of additional preferred shares as may be necessary to maintain such value.


NOTE 5.  PURCHASE OF LOAN PORTFOLIOS

         In March 1999, the Company purchased three portfolios of finance contracts secured by used automobiles from an auto dealership. The Company purchased the portfolios totaling $811,935 at rates from 55% to 68% (resulting in total discounts of $293,656). The Company then sold the notes on a full recourse basis to AutoPrime for 84% of the face value of the loans. The purchase of the notes was booked as a cost of sales and the sale of the notes was recorded as revenue.


NOTE 6.  RELATED PARTY TRANSACTIONS

         AutoPrime sold contracts to the Merritt Group and affiliates in an aggregate amount of approximately $3,000,000, and advanced certain additional funds, all represented by promissory notes accruing interest at 10% per annum. The Company was a co-maker of the notes and AutoPrime offset interest due on the loans and principal payments due on the notes with funds due to the Company. The balances of amounts owed to AutoPrime, primarily as a result of repurchase obligations, at March 31, 1999 and September 30, 1998 were $2,388,441 and $5,678,208, respectively. The Company issued two promissory notes to AutoPrime in April 1999 to restructure this balance payable (see Note 7 below).


NOTE 7.  SUBSEQUENT EVENT

         In April 1999, the Company issued two promissory notes totaling $2,534,666 to AutoPrime for the balance due AutoPrime at that date. The notes require monthly payments of $50,000 plus interest at 9% per annum commencing June 1, 1999.

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

Results of Operations

Net sales of used automobiles for the six months ended March 31, 1999 decreased 31% to $2,383,000 from $3,458,000 for the comparable period of the prior year. The Company had only two car lots at March 31, 1999 as opposed to six lots at March 31, 1998. Revenues from servicing of notes increased 74% to $639,000 from $368,000 for the six months ended March 31, 1999 due to the Company servicing higher-quality notes as well as a higher volume of notes.

Gross profit margins on used automobiles for the six months ended March 31, 1999 improved to 23.2% from 6.9% for the six months ended March 31, 1998. For the quarter ended March 31, 1999 gross profit margins improved to 17.9% from 11.1%for the comparable quarter in the previous year. Management believes the margin increases are attributable to more experienced staff, improved training, procedural improvements in operations, and the acquisition of used cars available for sale. Gross profit margins from the servicing of notes for the six months ended March 31, 1999 were 90%. The Company did not start servicing notes until the fourth quarter of 1998.

General and administrative expenses increased 8% (approximately $147,000) compared to the six month period ended March 31, 1998, while for the quarter ended March 31, 1999 general and administrative expenses increased by 103.3% (approximately $680,000) when compared to the comparable quarter in the previous year. These increases are due primarily to additional legal and professional fees associated with the Company's Annual Form 10-K, more employees and higher rents.

Operating losses decreased by more than $838,000 to $(541,259), when compared with the six months ended March 31, 1998. For the quarter ending March 31, 1999 operating losses decreased more than $347,448 to $(59,063) from the same period in the previous year.

Non-operating income during the six months ended March 31, 1999 increased approximately $595,000 primarily due to the gain on the disposition of the Company's subsidiaries in December 1998.

         Interest expense increased by about 95.2% as compared to the prior year's six month period ended March 31, due primarily to increased borrowings to finance the Company's used car inventory and to service the debt to AutoPrime.

Liquidity and Capital Resources

         The Company's working capital deficiency at March 31, 1999 was $2,788,000 compared to $8,200,000 at September 30, 1998. The $5,412,000 improvement in working capital was largely the result of the reduction and restructuring of the debt to AutoPrime in December 1998 of $4,700,000, less $200,000 in capital expenditures, and the conversion $700,000 of current maturities of long-term debt to stock.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      Previously reported in Form 10-KSB, filed June 28, 1999.

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

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

      Attached as Exhibits are the following documents:

      27.Financial Data Schedule.

(b)  Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ending March 31, 1999:

o        Form 8-K, filed February 17, 1999.

o        Form 8-K, filed March 11, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AutoCorp Equities, Inc.
                                  Registrant


Date: June 28, 1999               By:   /s/ Charles W. Norman
                                     -----------------------------------------
                                      Charles W. Norman
                                      President and Chief Executive Officer
                                      (Principal Executive Officer and Principal
                                      Financial Officer)

                                INDEX TO EXHIBITS

      Attached as Exhibits are the following documents:

27.      Financial Data Schedule.