Form 10QSB
period 1999-06-30
AUTOCORP EQUITIES INC
filed 1999-09-14
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
  (Mark One)

   [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

                                  972.378.5355
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,087,184 shares of Common Stock, $.001 par value, as of September 10, 1999.

      Transitional Small Business Disclosure Format (check one): Yes____ No   X

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      June 30, 1999 and September 30, 1998

                                                  June 30,     September 30,
                                                    1999           1998
                                                -----------    ------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents               $  387,486     $   51,979
         Note receivable, net                     1,133,899           --
         Other receivables                           35,875            468
         Inventory                                1,167,459         95,297
         Prepaid expenses                            46,937            -
                                                 ----------     ----------
              Total current assets                2,771,656        147,744

PROPERTY AND EQUIPMENT
         Furniture and fixtures                      11,914          5,500
         Office equipment                           198,898          4,220
         Computer equipment                          24,321            -
         Automobiles                                 15,000         14,500
         Machinery and equipment                     91,553         10,780
         Leasehold improvements                      31,152            -
                                                 ----------     ----------
                                                    372,838         35,000
         Less accumulated depreciation
          and amortization                           40,613          1,361
                                                 ----------     ----------
                                                    332,225         33,639
                                                 ----------     ----------

OTHER ASSETS
         Deposits                                     1,000            -
         Other                                       22,044            -
                                                 ----------     ----------
         Total assets                            $3,126,925     $  181,383
                                                 ==========     ==========





See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      June 30, 1999 and September 30, 1998


                                                 June 30,     September 30,
                                                   1999           1998
                                                -----------   -------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion, long-term debt               $   761,334   $   987,153
  Line of credit                                  1,243,798           -
  Accounts payable and accrued expenses           1,111,705     1,489,961
  Related party payables                             85,101     5,678,208
  Note payable, related party                     2,189,663           -
  Other current liabilities                         213,132       188,943
                                                -----------   -----------
     Total current liabilities                    5,604,733     8,344,265

Long-term debt, net of current portion and net
 of discounts of $0 and $5,733, respectively            -       1,534,606

Provision for recourse liability                  3,020,000     2,320,000

Commitments and contingencies                           -             -

SHAREHOLDERS' DEFICIT:
Convertible preferred stock, no par value,
 5% non-cumulative; liquidation preference
 of $1.00 per share; 10,000,000 shares
 authorized, 6,578,485 issued and outstanding
 at June 30, 1999                                 6,578,485           -
Common stock, par value $.001; 110,000,000
 shares authorized, 6,162,184 and 6,099,435
 shares issued and outstanding at June 30,
 1999 and September 30, 1998, respectively            6,162         6,099
Additional paid-in capital                       11,561,693    11,469,716
Accumulated deficit                             (23,406,648)  (22,914,303)
Less shares held in trust                          (227,500)          -
Less treasury stock                                     -        (569,000)
Less stock subscriptions receivable                 (10,000)      (10,000)
                                                -----------   -----------
      Total shareholders' deficit                (5,497,808)  (12,017,488)
                                                -----------   -----------
      Total liabilities and
       shareholders' deficit                    $ 3,126,925   $   181,383
                                                ===========   ===========


See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
           For the Three and Nine Months Ended June 30, 1999 and 1998

                                Three Months Ended       Nine Months Ended
                                      June 30,               June 30,
                                  1999       1998        1999        1998
                               ---------- ---------- ------------ -----------
Revenues
  Sales                        $3,421,739 $  188,827 $  5,814,249 $ 3,838,146
  Service fee revenue             371,192        -        865,084     187,112
  Discount on notes sold          777,279        -        912,412         -
                               ---------- ---------- ------------ -----------
   Net revenues                 4,570,210    188,827    7,591,745   4,025,258

Cost of sales                   3,097,935     54,370    5,442,517   3,434,690
                               ---------- ---------- ------------ -----------
     Gross profit               1,472,275    134,457    2,149,228     590,568

Selling, administrative and
 other operating expenses       1,312,237    508,086    2,582,222   2,344,386
Bad debt expense                   38,438        -        388,134         -
Provision for recourse
 liability                        400,000        -        120,000         -
                               ---------- ---------- ------------ -----------
Operating loss                   (278,400)  (373,629)    (941,128) (1,753,818)

Other expense:
  Interest expense               (101,426)      (902)    (146,462)    (86,205)
  Gain on disposition
   of subsidiaries                    -          -        595,245         -
  Other                               -     (157,079)         -      (157,054)
                               ---------- ---------- ------------ -----------
Net loss                       $ (379,826)$ (531,610)$   (492,345)$(1,997,077)
                               ========== ========== ============ ===========


Net loss per share,
 basic and diluted             $     (.06)$     (.09)$       (.08)$      (.37)
                               ========== ========== ============ ===========

Weighted average number
 of shares outstanding,
 basic and diluted              6,092,953  5,697,283    6,134,063   5,332,714
                               ========== ========== ============ ===========





See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           For the Three and Nine Months Ended June 30, 1999 and 1998


                                  Three Months Ended     Nine Months Ended
                                       June 30,              June 30,
                                   1999       1998       1999        1998
                                ---------- ----------  ---------  -----------
Net loss                        $ (379,826)$ (531,610) $(492,345) $(1,997,077)
Adjustments to reconcile
 net loss to net cash
 provided by/(used in)
 operating activities:
   Depreciation and
    amortization                    17,175      2,873     39,251       25,250
   Provision for
    recourse liability             400,000        -      120,000          -
   Gain on disposition
    of subsidiaries                    -          -     (595,245)         -
   Deferred income                     -          -          -        (74,099)
 Changes in:
   Notes receivable               (358,056)   593,744   (689,155)         263
   Related party payables         (119,479)       -      868,822      (45,709)
   Receivables from officers          (905)       -         (905)     (30,000)
   Inventory                      (718,410)   (46,064)(1,057,662)     818,419
   Prepaid expenses                (46,937)       -      (46,937)       3,903
   Deposits                            -          -       (1,000)     (25,773)
   Accounts payable and
    accrued expenses             1,279,397   (109,941) 1,904,718    1,181,514
   Line of credit                  138,880        -      571,866          -
   Other                                65    (81,434)     3,847      (91,484)
                                ---------- ----------  ---------  -----------
     Total adjustments             591,730    359,178  1,117,600    1,762,284
                                ---------- ----------  ---------  -----------
  Net cash provided by/(used
   in) operating activities        211,904   (172,432)   625,255     (234,793)
                                ---------- ----------  ---------  -----------

Cash flows from investing
  activities:
  Capital expenditures            (56,736)        -     (277,338)    (289,459)
                                ---------- ----------  ---------  -----------
  Net cash used in
   investing activities           (56,736)        -     (277,338)    (289,459)
                                ---------- ----------  ---------  -----------




See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
           For the Three and Nine Months Ended June 30, 1999 and 1998


                                    Three Months Ended     Nine Months Ended
                                          June 30,              June 30,
                                     1999        1998       1999       1998
                                   ---------- ---------   --------- ---------
Cash flows from financing activities:
  Principal payments
   on long-term debt               $  (28,333)$     -     $(182,410)$ (16,500)
  Proceeds from issuance of
   long-term debt                         -     116,433     170,000   412,270
                                   ---------- ---------   --------- ---------
      Net cash (used in)/provided
        by financing activities       (28,333)  116,433     (12,410)  395,770
                                   ---------- ---------   --------- ---------
Net increase/(decrease) in
  cash and cash equivalents           126,835   (55,999)    335,507  (128,482)

Cash and cash equivalents
  at beginning of period              260,651    81,184      51,979   153,667
                                   ---------- ---------   --------- ---------
Cash and cash equivalents
  at end of period                 $  387,486 $  25,185   $ 387,486 $  25,185
                                   ========== =========   ========= =========

Supplemental disclosures of cash flow information:

 Cash paid for interest            $   37,792 $     902   $ 204,295 $  86,205
                                   ========== =========   ========= =========

 Cash paid for income taxes        $      -   $     -     $     -   $     -
                                   ========== =========   ========= =========















See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
           For the Three and Nine Months Ended June 30, 1999 and 1998

                                    Three Months Ended     Nine Months Ended
                                          June 30,              June 30,
                                     1999        1998       1999      1998
                                 ------------ ----------  --------- ---------
Non-cash transactions

  Stock issued for
   services                     $      -      $  244,582  $         $ 244,582

  Company cars transferred
   to inventory                     14,500           -       14,500       -

  Stock issued to
   acquire fixed assets             75,000           -       75,000       -

  Debt issued to
   acquire notes
   receivable                      473,445           -      473,445       -


During December 31, 1998, the Company issued preferred shares valued at $6,578,485 and net other equity of $355,803 in exchange for the extinguishment of $2,223,159 of debt, $4,278,068 of related party payables and $1,028,306 of other liabilities resulting in a net gain on disposition of subsidiaries of $595,245. The other equity consisted of $1,724,775 in treasury stock obtained in the disposition of the Company's subsidiaries, $227,500 of treasury stock received into a trust, other treasury stock of $2,293,775 issued in extinguishment of debt and liabilities and $14,303 for 22,000 shares of common stock converted from debt at $0.65 per share.












See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1999

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

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the respective three and nine months periods are not necessarily indicative of the results to be expected for a full year of operations.

         These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual report of Form 10-KSB for the year ended September 30, 1998.

         A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.

         During the three and nine months ended June 30, 1999 and the year ended September 30, 1998, the Company's operations were negatively impacted by the poor performance of its automobile sales and financing subsidiaries. The Company has a shareholder deficit of approximately $5,500,000 at June 30, 1999 and a history of operating losses. Management's plan to return to profitability are three-fold. First, to divest itself of the non-productive subsidiaries by exchanging them for stock held by the Merritt Group, a related party comprised of individuals who were officers of the Company. Second, to reduce debt and make arrangements to reduce the Company's exposure to further liability by tendering equity securities to AutoPrime in satisfaction of the Company's liability to AutoPrime. Third, to achieve operational profitability by purchasing and generating higher quality notes receivable.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1999


NOTE 1   BASIS OF PRESENTATION (continued)

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

NOTE 2.  NOTES RECEIVABLE

         Notes receivable consist of the following at June 30, 1999 and September 30, 1998:
                                                     June 30,      September 30,
                                                      1999             1998
                                                  ------------     -------------
         Notes receivable, secured by autos,
          interest from 24% to 27% in 36
          month terms.  Maturing by 2002.         $  1,469,529     $         -
         Allowance for doubtful accounts               335,630               -
                                                  ------------     -------------
                                                  $  1,133,899     $         -
                                                  ============     =============

         The Company expects to sell its notes receivable within a year.

NOTE 3.  LONG-TERM DEBT

         Long-term debt at June 30, 1999 and September 30, 1998 consisted of the following:
                                                     June 30,      September 30,
                                                      1999             1998
                                                  ------------     -------------
         Note payable, unsecured, for
          acquisition of car lot, payable
          in quarterly installments of
          $50,000.  No interest is charged
          on note.  Matures March 2000           $    184,000      $     284,000

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1999


NOTE 3.  LONG-TERM DEBT (continued)

                                             June 30,       September 30,
                                               1999             1998
                                           ------------     -------------
         Note payable, unsecured, for
          acquisition of finance servicing
          facility, payable in monthly
          installments of $9,444.  No
          interest is charged on note.
          Matures May 2000                 $    103,889     $         -
         Note payable, secured by retail
          installment notes, payable at
          maturity.  Interest on matured,
          unpaid principal at 12% per
          annum.  Matures December 1999         473,445               -
         Notes payable, unsecured,
          payable at maturity plus
          accrued interest at rates from
          8% to 24% per annum.  Converted
          to stock December 1998.                   -           2,217,884
         Capital lease, secured by
          equipment, payable in monthly
          installments of $1,125 plus
          interest at rates of 14% to
          16% per annum.  Transferred in
          disposition of subsidiaries
          December 1998.                            -             25,608
         Unamortized discounts                      -             (5,733)
                                           ------------     ------------
                                                761,334        2,521,759
         Less current portion                   761,334          987,153
                                           ------------     ------------
                                           $        -       $  1,534,606
                                           ============     ============

         Maturities of this debt are as follows:

                  Year ended June 30, 2000                  $    761,334
                                                            ------------
                                                            $    761,334
                                                            ============

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1999

NOTE 4.  LINE OF CREDIT

         The Company has a $1,000,000 line of credit with AutoPrime to purchase used cars for resale on the Company lots. This line of credit, or flooring plan, is secured 100% by the vehicle inventory and interest is charged at a rate of 6.5% over the reference rate (currently 7.75%) resulting in an annual rate of 14.25%. The agreement is revolving and is renewable each year. The current agreement expires November 26, 1999. There are certain covenants in the agreement that allow for an earlier due date. At June 30, 1999 $1,047,782 had been advanced, exceeding the line by $47,782.

         The Company also had a $300,000 flooring line with the former owner of one of the Company's lots. At June 30, 1999, the amount outstanding on this line was $196,016, with $103,984 available on the line.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

         The Company leases office space and auto lots under noncancellable operating lease agreements which require monthly payments of $3,000 per month and expire in August 1999. Future minimum annual payments required under the lease are $6,000 at June 30, 1999.

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

         In October 1997, the Company entered into an agreement with AutoPrime to provide financing for the Company's automobile transactions. The agreement allows AutoPrime to buy the notes at a percentage of face value (averaging approximately 75%) and then to pay the Company an additional percentage (averaging approximately 15%) on gross collections. The loss ratios of the notes sold have been much greater than expected to date. However, with the change in management and a change in the Company's lending criteria, management expects to have better loan collection results in future periods. The loan balances and contingent losses reserved are as follows:

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1999


NOTE 5.  COMMITMENTS AND CONTINGENCIES (continued)

                                               June 30,      September 30,
                                                 1999            1998
                                             -----------     -------------
         Total liability, including
          the contracts sold by
          related parties.                   $11,000,000     $  7,700,000
         Recorded liability, estimated
          at 27% and 30%,respectively,
          of total contracts outstanding     $ 3,020,000     $  2,320,000

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


NOTE 6.  PURCHASE AND RESALE OF LOAN PORTFOLIOS

         The Company purchased two portfolios as of June 14, 1999 from Angelina Motor Company in Lufkin, Texas. The first portfolio, with an outstanding principal of $3,211,466 was purchased for $1,926,874 and was immediately sold, with recourse, to AutoPrime for $2,408,600. The second portfolio, with an outstanding principal balance of $789,074, was purchased for a note of $473,445. The note bears interest at 12% and is due December 10, 1999. The notes in the portfolio are all secured by automobiles and bear interest at various rates up to approximately 27% per annum. This portfolio is currently held by the Company, but Management expects to sell the portfolio prior to the due date of the note.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1999


NOTE 6.  RELATED PARTY TRANSACTIONS

         The Company issued two promissory notes totaling $2,534,666 to AutoPrime in April 1999, payable in monthly installments of $50,000 each plus accrued interest at 9% per annum. The notes were issued to restructure the Company's debt, primarily as a result of repurchase obligations, to AutoPrime. The balance of these notes at June 30, 1999 was $2,189,663.

         In June 1999, the Company moved into new office space as a tenant of AutoPrime. Lease terms have not been finalized.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

             (a)  Plan of Operation.
                  Not applicable.

             (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements:

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

         Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-QSB, including those in the notes to the Company's consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

RESULTS OF OPERATIONS

         Net sales of used automobiles for the nine months ended June 30, 1999 increased 51% to $5,814,000 from $3,838,000 for the comparable period of the prior year. The company added two additional lots during the quarter ended June 30, 1999, which contributed to the increase in sales compared to the comparable quarter. Revenues from servicing of notes increased 362% to $865,000 for the nine months ended June 30, 1999 from $187,112 for the nine months ended June 30, 1998 due to the Company servicing higher quality notes as well as a higher volume of notes. The Company also had earned discounts of $777,000 for the quarter ended June 30, 1999 on automobile installment contracts which it acquired and immediately sold during the period. The Company did not engage in this activity during the nine months ended June 30, 1998.

         Gross profit margin on used automobiles for the nine months ended June 30, 1999 improved to 35% from 22% for the nine months ended June 30, 1998. For the quarter ended June 30, 1999, gross profit margins improved to 44% from 15% for the comparable quarter in the previous year. Management believes the margin increases are attributable to more experienced staff, improved training, procedural improvements in operations and the acquisition of used cars available for sale.

         General and administrative expenses increased 10% (approximately $238,000) compared to the nine month period ended June 30, 1998, while for the quarter ended June 30, 1999, general and administrative expenses increased by 158% (approximately $804,000) when compared to the comparable quarter in the previous year. These increases are due to the opening of two additional lots during the most recent quarter and to additional year to date legal and professional expenses associated with the Company's Annual Form 10-K.

         The Company sells certain automobile installment contracts to AutoPrime with recourse. Management's estimate of the $3,020,000 liability related to these contracts resulted in a charge to earnings of $400,000 for the three months ended June 30, 1999 and $120,000 for the nine months ended June 30, 1999. There is no comparable amount for the prior year.

         Operating losses for the nine month ended June 30, 1999 decreased by more than $812,000 to $941,000, when compared to the nine months ended June 30, 1998. For the quarter ended June 30, 1999 the operating loss was $278,000, a decrease of $95,000 from the same period in the previous year.

         Interest expense increased 70% as compared to the prior year's nine month period ended June 30, due primarily to increased borrowing to finance the Company's used car inventory and to service the debt to AutoPrime.

         Non-operating income during the nine months ended June 30, 1999 increased approximately $595,000 primarily due to the gain on the disposition of the Company's subsidiaries in December, 1998.

         The Company has absorbed significant writeoffs of notes purchased prior to December 31, 1998. There is an expectation that the newer notes, originating with more stringent underwriting criteria, will have a better collection rate. As such, management has adjusted the reserve ratio for the notes from 30% on all notes to 30% on notes acquired prior to December 31, 1998 and 25% for notes acquired after that date. It is expected that this rate will move lower with improved experience over time.

         The purchase and resale of large portfolios has a negative short term impact on the Company's financial position. Portfolios are purchased at a substantial discount and then resold to AutoPrime at a smaller discount, yielding a profit on the resale. However, the Company retains recourse liability on the notes and is currently setting a reserve against possible defaults at such a level that the profit on the transaction will be realized as the notes perform and the recourse liability is reduced as well by the collection of the note servicing fee.

         The purchase and resale of the large Circus Motors portfolio for approximately $2,000,000 at a 20% discount resulted in approximately $400,000 in gross margin. However, the Company's reserve at 25%, or $500,000, left the financial position of the Company $100,000 lower at June 30, 1999. However, Management believes that the 20% service fee earned on collection and the actual collection percentage will yield an ultimate profit for the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30,  1999,  the  Company  has a working  capital  deficit of approximately $2,850,000 as compared to a working capital deficit of approximately $8,200,000 as of September 30, 1998. The improvement is primarily due to the disposition of the subsidiaries and the restructure of debt with AutoPrime offsetting the losses incurred in operations as the Company re-establishes its auto dealership operations and builds its auto loan servicing portfolio to a viable operating level. Management believes that the relationship with AutoPrime will provide the Company with the working capital needed to reach the sales and service levels required to sustain the Company's operations. The Company has increased inventory to over $1,000,000 as of June 30, 1999 and has acquired several portfolios and added car lots in the past nine months which has created much of the debt the Company is carrying. The need for cash for significant acquisitions has leveled off and Management believes that the Company will break even on a cash flow basis in the next few months. The revenue generated by service fee revenues has now increased, reflecting better collection procedures and stricter lending guidelines.

         The Company currently has only a small amount of unused credit facilities, but with the addition of the Circus Motors portfolio, Management is confident of being able to increase the borrowing lines in the near future.

Effect of Inflation

         The Company does not expect any negative effect to operations from an increase in inflation.

Concentration of Risk

         The Company has most of its revenues generated from the sale of autos and collection of notes with individuals in Texas. Management believes that the risk is commensurate with the interest rates charged.

Year 2000 Compliance

         The Company is working to address and prepare for the potential impact of the year 2000 on the ability of our computerized information systems to accurately process information that may be date-sensitive. Any of the programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across our entire operation. Management has not completed the assessment, but currently believes that the costs of addressing this issue will not a have a materially adverse impact on the Company's financial position.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Previously reported in Form 10-KSB, filed June 28, 1999.

Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

      Attached as Exhibits are the following documents:

      27. Financial Data Schedule.

         (b)  Reports on Form 8-K

         Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AutoCorp Equities, Inc.
                                      Registrant


Date: September 13, 1999               By:   /s/  Charles W. Norman
                                     -----------------------------------------
                                      Charles W. Norman
                                      President and Chief Executive Officer
                                      (Principal Executive Oficer and
                                       Principal Financial Officer)

                                INDEX TO EXHIBITS


      Attached as Exhibits are the following documents:

27.      Financial Data Schedule.