Form 10KSB
period 1999-09-30
AUTOCORP EQUITIES INC
filed 2000-01-13
CIK 790066

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

     [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________


                        Commission file number 000-15216


                             AUTOCORP EQUITIES, INC.
                 (Name of small business issuer in its charter)


           Nevada                                          87-0522501
(State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                    Identification No.)


2740 North Dallas Parkway,  Suite 110
Plano, Texas                                               75093
(Address of principal executive offices)                 (Zip Code)


                    Issuer's telephone number: (972) 378-5355
Securities registered under Section 12(b) of the Exchange Act:

          Title of each class          Name of each exchange on which registered

            None

Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, Par Value of $.001 per Share
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $13,356,609.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $1,575,675, based on the $0.53 per share price at which common equity was sold on December 6, 1999.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,189,971 shares of Common stock, $0.001 par value, as of December 9, 1999.

     Transitional Small Business Disclosure Format (check one): Yes____ No X



TABLE OF CONTENTS
THE COMPANY.........................................................................................................1

RISK FACTORS........................................................................................................1

PART I   ...........................................................................................................8
         Item 1.  Description of Business...........................................................................8
         Item 2.  Description of Property...........................................................................14
         Item 3.  Legal Proceedings.................................................................................15

PART II  ...........................................................................................................15
         Item 5.  Market for Common Equity and Related Stockholder Matters..........................................17
         Item 6.  Management's Discussion and Analysis or Plan of Operation.........................................21
         Item 7.  Financial Statements..............................................................................22
         Item 7A.  Quantitative and Qualitative Disclosure about Market Risk
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............22

PART III ...........................................................................................................22
         Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act.................................................................22

         Item 10. Executive Compensation............................................................................24
         Item 11. Security Ownership of Certain Beneficial Owners and Management....................................25
         Item 12. Certain Relationships and Related Transactions....................................................27
         Item 13. Exhibits and Reports on Form 8-K..................................................................28

SIGNATURES..........................................................................................................30

INDEX TO FINANCIAL STATEMENTS.......................................................................................F1


         This  report  includes  statements  that  are  based on  forecasts  and intentions concerning Company operations, capital requirements, economic performance and financial condition, in particular, statements regarding intended plans for future operations and expectations of future operating performance. Such statements are subject to various risks and uncertainties. Actual results may differ, and could differ materially, from those currently anticipated due to a number of factors, including those under the Risk Factors set forth below.


THE COMPANY

         AutoCorp Equities, Inc. ("the Company"), which is headquartered in Plano, Texas, owns and operates five independent automobile dealerships in Texas and four loan servicing centers in Texas and Kentucky. Through used car sales, the dealerships originate non-prime retail installment contracts secured by automobiles and light-duty trucks. The Company also purchases portfolios of non-prime automobile receivables. In both cases, the loan servicing function is retained (see Item 1, Description of Business - Development of Current Business).

         During the fiscal year ended September 30, 1998, the Company was headquartered in Phoenix, Arizona, and had business operations in Arizona and New Mexico. Effective at the end of fiscal 1998, these businesses were transferred to the controlling shareholders, as part of a change of control, which was formalized on December 30, 1998. On that date, the ownership of those businesses was transferred to the controlling shareholders as part of a restructuring transaction and related business reorganization (see Item 1, Description of Business Business Operations Owned and Operated During Fiscal
1998). In addition, at December 30, 1998, the Company was financially distressed . A restructuring was effected on that date in order to create an organizational structure that is efficient and reflects the revised business plans (see Item 1, Description of Business - Recent Restructuring Transaction).

RISK FACTORS

         Limited Operating History of Present Business; No Assurance of Profitability. The Company's significantly restructured current operations commenced on December 30, 1998. The relatively brief operating history of the restructured operations provides only a limited basis for evaluation. The prospects must be considered in light of the risks, expenses, difficulties and problems frequently encountered in an industry characterized by intense competition. For the years ended September 30, 1997, 1998, and 1999, the net losses were $1,520,359, $12,504,470 and $3,439,566, respectively.

         There can be no assurance of future profitability. The ability to operate profitably will depend primarily on management's ability to:

o generate additional revenue without incurring a proportionate increase in administrative overhead costs;

o    reduce the overall cost structure of the organization;

o    purchase and resell pools of automobile receivables in an effective manner;

o    originate automobile receivables with an acceptable level of credit risk;

o effectively collect payments due on the portfolios of automobile receivables serviced (recourse liability on these receivables is retained even though they are no longer owned) and control delinquencies and losses on the automobile receivables portfolio;

o    obtain financing on acceptable terms to fund the expansion of operations;

o continue to sell, on a loan by loan basis, the automobile receivables generated at owned used car dealership operations;

o    adapt to an increasingly competitive marketplace.

         The failure to achieve and/or maintain any or all of these objectives could have a materially adverse impact on the business, results of operations and financial condition of the Company.

         Capital Intensive Business; Need for Substantial Additional Financing. The Company's operations are capital intensive. They require the expenditure of substantial amounts of working capital in order to purchase additional inventory and to generate retail installment sale contracts. In order to finance operations in the ordinary course and to implement the desired growth strategy, there will be a need to obtain additional bank or similar type financing, sell additional debt or equity (or hybrid) securities in future private and public financings, and continue to sell the automobile receivables generated in the ordinary course of the Company's business. There can be no assurance that any such additional financing will be available or, if available, that its terms will be satisfactory. Failure to obtain additional financing, if needed, would have a materially adverse effect on the Company's results of operations. In such event, the Company may be required to materially curtail all or a portion of its operations.

         Liquidity and Need for Additional Funds. There is a need to obtain additional capital in order to increase operating volumes and the related asset base. Various types of debt financing such as additional lines of credit may be pursued. However, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

         Substantial Leverage. To meet the ongoing working capital requirements of the Company, substantial indebtedness has been incurred, resulting in a highly leveraged capital structure. Substantial indebtedness related to holding additional automobile receivables may be incurred in the future. The current highly leveraged capital structure could have adverse consequences, including:

o    limiting the ability to obtain additional financing;

o requiring the use of operating cash flow to meet interest and principal repayment obligations;

o increasing the Company's vulnerability to changes in general economic conditions and competitive pressures;

o limiting the ability to realize some or all of the benefits of significant business opportunities.

         In addition, any indebtedness that would be incurred is expected to contain covenants that limit, among other things, the ability to incur additional indebtedness, engage in mergers and acquisitions, pay dividends or take other actions. These covenants may also require the meeting of certain financial tests and the maintenance of a minimum level of collateral and may give the lender the right to perform periodic audits to ensure compliance with the terms of the applicable loan. Non-compliance with any of the terms of such covenants may result in a suspension of funding, acceleration and consequent demand for repayment and a foreclosure on collateral, as well as the pursuit of other rights and remedies, all of which could have a materially adverse effect on the financial condition, results of operations and prospects of the Company.

         Interest Rate Fluctuations. The Company's profitability is based, in part, on the interest rate charged on interest bearing liabilities. Interest rates with respect to outstanding indebtedness or indebtedness that may be incurred in the future are, or will be, as the case may be, based on interest rates prevailing in the market at the time the debt is incurred. In some cases, the rates may be floating rates. . Increases in interest rates paid on outstanding indebtedness would adversely affect the profitability of the Company.

         Poor Creditworthiness of Borrowers; High Risk of Credit Losses. The Company currently sells and services automobile receivables generated in connection with the sale of used cars at the Dallas, Lufkin and Austin, Texas dealerships. In addition, a portfolio of automobile receivables that have been acquired are also serviced. These receivables are payable by customers with non-prime credit. Loans to persons with non-prime credit involve an increased probability of default and/or delinquency and involve greater servicing costs than loans made to borrowers with prime credit profiles. The ability to operate profitably depends, in part, on an accurate evaluation of the creditworthiness of customers and the minimization of losses following defaults. As a result, it is likely that delinquency and loss rates in the Company's portfolio will fluctuate in the near term and may increase as a greater portion of the portfolio of automobile receivables matures. A significant variation in the timing of or increases in credit losses experienced on the portfolio of automobile receivables could have a materially adverse effect on the Company. If greater credit losses are experienced in the future, it will be necessary to increase reserves for bad debts, thereby reducing overall profitability. There can be no assurance that any loans made to customers will be repaid in whole or in part or that reserves for such credit risks will be adequate. Any loans that are in default may need to be charged off against the reserves.

         The occurrence of any of the foregoing events could adversely affect the Company's ability to obtain or maintain its financing sources and could have a materially adverse effect on business activities, results of operations and financial condition.

         Risks Inherent in Automobile Finance Business. It is the intent of the Company to purchase high yield loans, usually made to persons with non-prime credit. Extending credit to retail used car buyers with such credit standing is inherently risky. The borrowers on such loans will either be first time buyers or buyers with poor credit ratings. Such buyers may be more likely to default on their used car loans than buyers with higher credit ratings.

         Enforcement of Vehicle Loan Contracts. Various federal and state laws impose requirements and restrictions applicable to the origination and servicing of retail installment vehicle loan contracts. Violations of certain of those laws may give rise to claims and defenses by a borrower. In addition, a borrower may be entitled to assert claims and defenses that it has against the seller of the financed vehicles. Because the Company will not be originating every loan at its own dealership operations, it will not be able to fully minimize this risk. Certain states also impose requirements and restrictions relating to foreclosure sales of used cars and on obtaining deficiency judgments following such sales. The Company may not realize the full amount due on a used car loan because of the application of those requirements and restrictions or, because of depreciation, damage or loss to a financed used car, the application of federal and state bankruptcy and insolvency laws, or other factors.

         Risks Relating to Security Interests and Repossession of Collateral. The automobile receivables that the Company originates, buys, sells or services are secured by security interests in the financed vehicles. The procedure for perfecting a security interest on a motor vehicle varies from state to state. In most states, perfection of security interests in a motor vehicle requires that the lien be noted on the vehicle's title certificate.

         Failure to properly perfect a lien or to otherwise comply with the requirements of the relevant statute would impair the priority of the security interest and the ability to enforce those liens by either collecting a deficiency judgment or repossessing the financed vehicle and could also subject the Company to a claim by the debtor for tortious conversion in an attempt to repossess the vehicle.

         In addition, such security interests may also be subject to a number of federal and state laws, including the Uniform Commercial Code as in effect in various states. Under such statutes, liens of third parties for the storage or repair of financed vehicles or unpaid taxes, which are beyond the control of the Company, may have priority over the security interest granted even if such liens arise subsequent to the granting of a security interest and there has been no receipt of notice of such liens.

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

         Further, limitations imposed by bankruptcy laws or other federal or state laws may limit or delay the Company's ability to (a) repossess and resell used cars in which there is a valid, perfected security interest, (b) enforce a deficiency judgment, or (c) collect the amount due. In addition, there may be a determination that a deficiency judgment is not an appropriate or economically viable remedy. The Company may also settle at a significant discount any claim or any deficiency judgment that is obtained. There is no intent to obtain any insurance covering these risks. In the event that a deficiency judgment is not obtained, or is not satisfied, or a claim or deficiency judgment is satisfied at a discount, or is discharged, in whole or in part in bankruptcy proceedings, the loss may adversely affect the business, operations or financial condition of the Company.

         Risk Associated with Expansion. As part of the Company's growth strategy, the intent is to seek to establish and/or acquire additional dealerships and finance offices. There can be no assurance that management will successfully integrate the operations of the dealerships currently owned with those that may be acquired or established in the future and effectively manage the combined enterprise. There will be a need to limit increasing overhead as additional operations are acquired while still maintaining sufficient staff to effectively collect any additional receivables. Failure to do so would have a materially adverse effect on the business, financial condition and results of operations of the Company. (see Item 1, Description of Business - Present Business Operations).


         Unspecified Acquisitions. Although no agreements or understandings to acquire any specific dealerships currently exist, it is the intent to actively seek and investigate such opportunities on a limited basis. Such acquisitions would likely be financed with cash; the issuance of equity or debt securities; by incurring additional indebtedness or any combination of the foregoing. There is no assurance that any acquisitions will be made. If any acquisitions are made, there is no assurance they can be made on favorable terms, or that the acquisition will prove to be profitable. Failure to make future acquisitions would limit the growth potential of the Company.

         Geographic Concentration. Currently the Company conducts direct used car sales in the Dallas, Austin and Lufkin, Texas metropolitan areas. The used car financing and servicing operations are located in Dallas, Austin and Lufkin, Texas, and in Louisville, Kentucky. Because of this concentration, business levels may be adversely affected in the event of a downturn in the general economic conditions existing in either Texas or Kentucky.

         Competition. The automobile industry is highly competitive. The Company competes with other independent used car dealerships, including ones that make financing available to their customers; national and regional rental car companies; franchised new vehicle dealerships, which are directing increased attention to the used car market; companies selling used cars over the Internet; auction houses; dealer groups; independent "Buy Here - Pay Here" dealers which sell and finance sales of used cars to customers with non-prime credit; and individual buyers and sellers of used cars.

         In addition, many new vehicle dealerships are offering attractive leasing transactions as an alternative to prime and just below prime credit borrowers. Industry-wide gross profit margins on sales of new and used cars have been declining and some of the recent market entrants may be capable of operating on smaller gross margins than existing industry participants.

         There can be no assurance that the Company will be able to maintain or increase its size relative to that of competitors or to maintain or increase profit margins in the face of increased competition. It is expected that there will be increasing competition in the acquisition of other dealerships as industry participants become larger, which may make it difficult to acquire dealerships on acceptable terms.

         Although recent high-profile losses in non-prime lending have caused many conventional lenders to pull out of this market, competition for financing customers with non-prime credit is still quite strong. The Company's competitors include local, regional and national automobile dealers, secondary finance companies and other sources of financing for automobile purchases, such as lease financing and dealer self-financing. Many of these competitors are larger and have greater financial and marketing resources than the Company. Historically, commercial banks, savings and loan associations, credit unions, captive finance subsidiaries of automobile manufacturers and other consumer lenders have not competed for financing for credit-impaired used car buyers. To the extent that such lenders expand their activities in the credit-impaired market, the Company's financial condition, results of operations or cash flows could be materially and adversely affected (see Item 1, Description of Business - Competition).

         Risks Associated with Short Term Nature of Leases. Certain of the Company's leases for used car dealerships are for short occupancy terms. An inability to renew such leases or to continue to occupy premises on a month-to-month basis would require entering into arrangements to occupy new premises. There can be no assurance that the Company will be able to identify and enter into arrangements to occupy new premises, and the failure to do so could have a materially adverse effect on the business, financial condition and results of operations.

         General Economic Conditions. The Company's business is directly related to sales of used cars. These are affected by employment rates, prevailing interest rates, and other general economic conditions. Management believes the current economic conditions favor continued growth in the markets served. However, a future economic slowdown or recession could lead to increased delinquencies, repossessions, and credit losses that could hinder planned expansion. Because of the Company's focus on non-prime borrowers, the actual rate of delinquencies, repossessions, and credit losses on contracts could be higher under adverse conditions than those experienced in the used car sales and finance industry in general. Economic changes are uncertain, and sluggish sales of used cars and weakness in the economy could have an adverse effect on the business and that of the third party dealers from which contracts are purchased.

         Seasonality; Variability of Quarterly Operating Results. The automobile industry is subject to substantial seasonal variations in revenues. Demand for used cars is generally lower in the winter than in other seasons. In addition, sales tend to be lower and payment delinquency rates higher during the holiday and back-to-school seasons, while sales tend to be higher during the late spring and through the summer months. Furthermore, the planned growth strategy may subject the Company's operating results to substantial variables and changes each quarter. Accordingly, given the possibility of such fluctuations, management believes that quarterly comparisons of the results of operations during any fiscal year are not necessarily meaningful and that results for any one fiscal quarter should not be relied upon as an indication of future performance.

         Supervision, Regulation and Licensing. The automobile sales and financing industry is subject to extensive regulation, supervision and licensing under various federal, state and local laws. Among other things, these laws require that dealership operations obtain and maintain certain licenses and qualifications; limit or prescribe terms of sales and financing contracts; require specified disclosures to customers and borrowers; impose finance charge ceilings; limit the right to repossess and resell collateral; and restrict where used car sales operations may locate.

         There can be no assurance that the Company will continue to be able to obtain any required licenses and qualifications, or, if obtained, to be able to remain in compliance with the laws, rules and regulations under which such licenses and qualifications were obtained. Although the intent is to comply with all laws, rules and regulations applicable to its operations, failure to so comply and future adoptions of additional laws, rules and regulations could have a materially adverse effect on the business, financial condition and results of operations of the Company.

         Under most state vehicle dealer licensing laws, sellers of automobiles and light-duty trucks are required to be licensed to sell vehicles at retail sale. In addition, with respect to used cars, the Federal Trade Commission's Rule on Sale of Used Vehicles requires that all sellers of used cars prepare, complete and display a "Buyer's Guide" which explains the warranty coverage for such vehicles. Furthermore, Federal Odometer Regulations promulgated under the Motor Vehicle Information and Cost Savings Act and the motor vehicle title laws of most states require that all sellers of used cars furnish a written statement signed by the seller certifying the accuracy of the odometer reading. If a seller is not properly licensed or if either a Buyer's Guide or Odometer Disclosure Statement was not provided to the purchaser of a vehicle, the purchaser may be able to assert a defense against the seller of the vehicle. Any losses relating to any such claims would result in losses to the Company and could have a materially adverse effect on its ability to meet its obligations and could materially and adversely affect its business, results of operations and financial condition.

         Consumer Protection and Usury Laws. Numerous federal and state consumer protection laws impose requirements upon the origination and collection of retail installment contracts. State laws impose finance charge ceilings and other restrictions on consumer transactions and may require certain contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with these provisions. Further, to the extent that the Company acquires retail installment contracts from third parties, there may be liability for any violations of law committed by such third parties as a successor-in-interest. Currently, a maximum fixed interest rate of approximately 26% per annum is charged on contracts originated at the Company's dealerships. The state of Texas imposes limits on the interest rate a lender may charge. There can be no assurance that Texas and any other applicable states will not lower their usury limits or that these states or other jurisdictions into which the Company may expand will not (i) by judicial decision change the interpretation of existing precedents and/or (ii) adopt additional laws, rules and regulations that could adversely effect the business, financial condition and results of operations of the Company.

         Dependence on Management Information Systems; Year 2000 Compliance. The Company's future success depends in part on the ability to continue to adapt technology, on a timely and cost-effective basis, to meet changing customer and industry standards and requirements. The loan servicing and collection software is depended on to monitor the portfolio of automobile receivables. Any failure in this loan servicing hardware or software could cause a lapse in the Company's ability to promptly address delinquent accounts. The failure by the Company to meet changing customer and industry requirements, or to promptly resolve all technology issues, could have a materially adverse effect on the business, operations and financial condition. In addition, the Company has assessed its need to address and prepare for the potential impact of the year 2000 on the ability of its computerized information systems to accurately process information that may be date-sensitive. Any programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. Modifications to and replacements of portions of the Company's software have been made to address this issue. In the opinion of management, the changes made will result in its computer systems functioning properly with respect to dates in the year 2000 and thereafter.

         Continued Control by an Insider. Approximately 52.0% of the Company's outstanding voting securities are controlled by Mr. Charles W. Norman, as Trustee under three voting trusts (see Item 11, Security Ownership of Certain Beneficial Owners and Management). Mr. Norman is the President and Chief Executive Officer and a Director of the Company. Accordingly, Mr. Norman will retain the power to approve or disapprove matters submitted to a vote of the shareholders and to elect the entire Board of Directors who shall, in turn, have the power to appoint the officers of the Company and to determine the direction, objectives and policies of the Company.

         Dependence on Key Personnel. The Company is highly dependent on the services of Mr. Charles W. Norman, the Company's President and Chief Executive Officer. The Company has not entered into an employment agreement with Mr. Norman, nor is there any key-man life insurance on Mr. Norman. The loss of Mr. Norman's services could have a materially adverse effect on the business and operations of the Company (see Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act). In addition, the future success of the Company depends upon its ability to attract and retain qualified personnel, including managers for each dealership.

Competition to attract and retain such personnel within the vehicle sales industry is intense. There can be no assurance of success in attracting and retaining qualified personnel in the future.

         Risks From Commitment to Maintain Value on Certain Preferred Stock. On December 30, 1998, as part of the Transaction described in Item 1, "Description of Business - Recent Restructuring Transaction," the Company issued 3,500,000 shares of a new issue of" Series A" Preferred Stock. These shares were issued at a value of $1.00 per share and the Company agreed to maintain their value at not less than that amount. This agreement could result in the issuance of additional shares of Series A Preferred Stock or issuing other securities without receiving any additional consideration. This would dilute the holders of Common Stock accordingly and could dilute them substantially. The Company might also choose to provide additional value by paying cash or transferring assets without receiving any additional consideration. This could theoretically deplete assets by as much as $3,500,000.

         The December 30, 1998 Transaction. Certain of the Company's Preferred and Common Shares were tendered to AutoPrime,Inc. ("AutoPrime") in the December 30, 1998, Transaction (see Item 1, Description of Business - How the Purpose of the Restructuring Was Achieved). AutoPrime is majority owned by a regulated financial institution and can lawfully own the Company's stock only after receiving approval from the Office of Thrift Supervision and perhaps other governmental regulatory agencies. The Transaction also allowed AutoPrime to defer taking ownership of any of the Company's stock until receipt of approval from the Office of Thrift Supervision and any other governmental approval that may be necessary.

         Initially the parties agreed that if approval is not received by December 31, 1999, and AutoPrime determines not to accept the tender, then the tender is rejected. On December 31, 1999, the parties agreed to an extension of the required approval date from December 31, 1999 to January 1, 2001.

         If the tender is ultimately rejected, then the credits AutoPrime issued on December 30, 1998, as part of the Transaction, will be withdrawn. In addition, the debts for which credit was given will be reinstated and will be immediately due and payable, with interest at 10% per year from December 31, 1998.

         The Company and AutoPrime have agreed to renegotiate the Transaction if this event occurs. There is no assurance as to the outcome of any such renegotiation, and it could have a materially adverse effect on the Company.

         Market for Common Stock; Volatility of Prices. There has been a limited public trading market for Common Shares of the Company. There can be no assurance that a regular trading market for the Common Shares will ever develop or, if developed, that it will be sustained. No assurance can be given that the Common Shares will continue to be listed on the Bulletin Board. The market price of the Common Shares could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of operations of the Company or other companies in the used car sales and finance industry, changes in conditions affecting the economy generally, analyst reports, general trends in the industry, and other political or socioeconomic events or factors.

         Lack of Prospective Dividends. The Company has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be used to reduce debt or finance future growth and that dividends will not be paid to shareholders. There can be no assurance that operations will result in sufficient revenues to enable the Company to operate at profitable levels or to generate a positive cash flow. In addition, the 6,578,485 shares of Series "A" Preferred Stock tendered on December 30, 1998, have an annual non-cumulative dividend preference of $328,924 (5% of $6,578,485). Accordingly, the Company does not anticipate the payment of any dividends on Common Stock for the foreseeable future (see Item 5, Market for Common Equity and Related Stockholder Matters).

         Forward-Looking Information May Prove Inaccurate. This report contains various forward-looking statements that are based on management's beliefs as well as assumptions made by and information currently available. When used in this report, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions, including those identified under this "Risk Factors" section. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition to the other risk factors set forth above, among the key factors that may have a direct bearing on the Company's results are competitive practices in the used car financing and sales industry, the ability to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, and the impact of current and future laws and governmental regulations on operations.

         Possible Other Risks. In addition to the above risks, businesses are often subject to risks not foreseen or fully appreciated by management. In reviewing this report, investors and potential investors should keep in mind other possible risks that could be important.

PART I

Item 1. Description of Business

        Organization and History

            The Company was incorporated in Colorado on January 2, 1986 under the name Vivatae, Inc. and completed an initial public offering in May, 1986. In November, 1986, all of the outstanding stock of Eagle Entertainment, Inc. was acquired and the name of the Company was changed to Eagle Entertainment, Inc. Through subsidiaries, performance guarantees for motion picture productions were provided. In September, 1990, the subsidiaries were divested and Arizona based corporations engaged in the retailing and financing of motor vehicles were acquired.

         On January 3, 1992, the name of the Company was changed to Eagle Holdings, Inc. and on October 20, 1993, the corporate domicile was changed from Colorado to Nevada. This was done by forming a Nevada corporation named Eagle Automotive Enterprises, Inc. and merging "downstream" into it. At that time, the subsidiary was a shell corporation without any substantial assets or equity.

         On March 28, 1994, the automotive subsidiaries were divested and Diamond Entertainment II, Inc., a Utah corporation licensed by the Samuel
Goldwyn Company to produce live productions of "American Gladiators", was acquired. On April 6, 1994, the company name was changed to Chariot Entertainment, Inc.

         On December 31, 1994, the Goldwyn Licensing Agreement expired and the existing subsidiaries were divested. The Company re-entered the business development stage and began seeking business combination candidates.

         On September 30, 1996, the name of the Company was changed to AutoCorp Equities, Inc. On July 21, 1997, an acquisition was made of 100% of the outstanding stock of Consumer Investment Corporation, Consumer Insurance Services, Inc. (including Consumer Insurance Services Cayman Island subsidiary), and Lenders Liquidation Centers, Inc. in exchange for 3,677,500 shares of Common Shares to the shareholders of the acquired companies and 300,000 Common Shares to CIC Fund V, a related company. The former president of the Company also received 303,500 Common Shares in conjunction with this transaction. This transaction resulted in the shareholders of the acquired companies becoming the majority shareholders of the Company. The acquired companies were engaged in the sales, financing and insurance of used cars.

         During the fiscal year ended September 30, 1998, the Company was headquartered in Phoenix, Arizona and operated a combined used car finance and sales business in Arizona and New Mexico. Business operations were concentrated on used cars purchased by non-prime credit purchasers (persons with low incomes and previous credit problems) and the retail installment sales contracts evidencing non-prime used car loans (see Item 1, Description of Business - Business Operations During Fiscal 1998).

         Effective at the end of fiscal 1998, the Company ceased to operate those locations and transferred the management and operation of them to all or some of the Merritt Group. Ownership of those businesses was transferred to them on December 30, 1998, as part of a restructuring Transaction and related business reorganization (see Item 1, Description of Business - Recent Restructuring Transaction).

         AutoCorp Equities, Inc., is a holding company and has been since July 1997. In August 1998, Suburba Acquisition Company was formed. In November, 1998 Suburba split its finance servicing activities into a new corporation named AutoCorp Financial Services, Inc. ("AFS") and changed the name of its used automobile retail sales operations to ACE Motor Company ("ACE") .

         In November, 1998, AFS acquired certain assets of Buyers Acceptance Corporation of Louisville, Kentucky, a loan servicing center. The assets included a portfolio of loans originated in a five-state area surrounding the Louisville servicing center.

         ACE acquired certain assets related to the present Austin, Texas dealership on December 30, 1998, from a corporation owned by William O. Merritt and Dennis W. Miller. This transaction was separate from, but related to, the restructuring Transaction that took place on the same date. This transaction is a related party transaction and is described in Item 12, "Certain Relationships and Related Transactions."

         In April, 1999, the Company acquired certain assets of Horizon Auto Sales, Ltd. , a Dallas based used car dealership that operated a single lot. The consideration issued in this transaction was 75,000 shares of AutoCorp Equities, Inc. common stock, of which 50,000 shares were issued at closing and the remaining 25,000 shares are to be issued prior to April 15, 2000.

         In June, 1999, the Company acquired certain assets of Angelina Motor Company in Lufkin, Texas. The assets acquired included a single lot used car dealership and two portfolios of automobile installment loans, both of which have been subsequently sold to AutoPrime.

         In June, 1999, the Company relocated its headquarters to Plano, Texas and is renting approximately 2,600 square feet of office space from AutoPrime.

         Through ACE, the Company currently owns and operates five used car dealerships in Texas - three in Dallas, one in Lufkin and one in Austin. Through used car sales, these dealerships originate non-prime used car loan contracts. In addition, through AFS, portfolios of non-prime used car loan contracts are purchased and four loan servicing centers are operated. In all cases, the Company retains the loan servicing function of all of the loans originated or purchased.

         Recent Restructuring Transaction

         At December 30, 1998, the Company was financially distressed. A restructuring took place on that date in order to create an organizational structure that is efficient and reflects the current business plans of the Company.

The following was accomplished through the restructuring:

o    disposed of non-productive subsidiaries not consistent with future plans.

o substantially reduced debt and made arrangements to reduce exposure to further liability.

o acquired new management systems and software to enhance loan servicing ability.

o    changed the control of the Company.

         In this report, the restructuring is referred to as the "Transaction" because it is defined that way in the documents providing for it.

         How the Purpose of the Restructuring Was Achieved

         The purpose of the restructuring was achieved by the following:

o The disposition of non-productive subsidiaries not consistent with future plans

     This was achieved by transferring them, along with other interests, to Merritt and Miller in exchange for the redemption of 2,653,500 Common Shares. These represent 42.9% of the Common Shares now outstanding. Merritt and Miller (or their assignees) combined still own 600,000 Common Shares (9.7% of the outstanding).


o The substantial reduction of debt and the arrangements to reduce exposure to further liability

         This was accomplished in the manner described in detail in Item 1, "How the Purpose of the Restructuring Was Achieved" of Form 8-K which was filed on March 11, 1999.

o The acquisition of new management systems and software to enhance loan servicing ability

         After assessing the needs of operations for both sales and collections, and addressing concerns for Year 2000 compliance, it was determined that the AutoStar 2000 system would meet the needs of all aspects of operations.

o    The change of control of the Company

     This took place through:

     (a) The redemption of the 2,653,500 Common Shares previously owned by Merritt and Miller

     (b) The re-issuance of the redeemed Common Shares, as well as another 563,500 Common Shares that were already in the treasury.

     (c) The establishment of the three trusts, and the transfer to them of the reissued 3,217,000 Common Shares. These represent 52.0% of the Common Shares now outstanding.

     (d) AutoPrime is majority owned by a regulated financial institution and can lawfully own stock of the Company only after receiving approval from the Office of Thrift Supervision and perhaps other governmental regulatory agencies. The Transaction also allowed AutoPrime to defer taking ownership of any stock until receipt of approval from the Office of Thrift Supervision and any other governmental approval that may be necessary. The Transaction is based on the assumption that any necessary approval can be obtained. The deferral was accomplished by the following:

          The tendering of Preferred and Common Shares to AutoPrime in exchange for AutoPrime releasing the Company from liability on a substantial portion of its indebtedness.

     o AutoPrime declined to accept the tender until after receipt of any necessary regulatory approvals (there is no assurance they will be received);

     o These securities were placed in the Exchange Trust pending the outcome of the tender. If the necessary approvals are not received, the parties to the Transaction presently intend to renegotiate some of the debt release portions of its terms.

          In addition, the parties anticipate that some number of Common Shares will remain in the Exchange Trust after the earlier to occur of the retirement of the CIC notes or January 30, 2000. These shares will first be available to AutoPrime for satisfaction of the Company's and/or CIC's obligations to AutoPrime. However, the Trustee will not transfer these shares to AutoPrime unless the tender has been accepted.

         Initially the parties agreed that if approval is not received by December 31, 1999, and AutoPrime determines not to accept the tender, then the tender is rejected. On December 31, 1999, the parties agreed to an extension of the required approval date from December 31, 1999 to January 1, 2001. If the tender is ultimately rejected, then the credits AutoPrime issued on December 30, 1998, as part of the Transaction, will be withdrawn. In addition, the debts for which credit was given will be reinstated and will be immediately due and payable, with interest at 10% per year from December 31, 1998. The Company and AutoPrime have agreed to renegotiate the Transaction if this event occurs. There is no assurance as to the outcome of any such renegotiation, and it could have a materially adverse effect on the Company.

         Present Business Operations

         At the present time, the Company owns and operates five used car dealerships in Texas. Through used car sales, these dealerships originate non-prime used car loan contracts. The Company also buys portfolios of non-prime used car loan contracts. In both cases, the loan servicing function is retained and as the loan servicer, record keeping and collection of payments and general enforcement of the used car loan contracts is assumed.

         ACE Motor Company, Inc.("ACE") owns and operates five used car dealerships in Texas-three in Dallas, one in Lufkin and one in Austin. It sells used cars to non-prime purchasers and originates non-prime used car loans as a result of those sales. Non-prime purchasers are usually persons with low incomes and a poor credit history. AFS then retains the loan servicing function on the portfolios.

         Another subsidiary of the Company, AFS, buys portfolios of loan contracts at a discount from net principal balance, usually ranging between 35% and 45%. Since the Company does not have the necessary capital to carry a portfolio of contracts, AFS re-sells the loans, with recourse, to AutoPrime at a lower discount from net principal value. A sale "with recourse" means that if a loan contract becomes delinquent, the seller becomes obligated to pay the purchaser an amount equal to the purchaser's unrecovered purchase price, plus accrued interest on that amount. AFS also retains the loan servicing function. AFS operates four loan servicing centers - three in Texas and one in Kentucky.

         ACE and AFS have each entered into a Master Purchase and Sale Agreement with AutoPrime. ACE entered into this on January 12, 1999, and AFS also entered into their agreement on January 12, 1999. The Company is a guarantor on both agreements to AutoPrime. AutoPrime is engaged in the business of purchasing retail installment contracts secured by automobiles and light duty-trucks, which include contracts for non-prime credit customers. Under these agreements, ACE and AFS sell contracts to AutoPrime, with recourse, at a price generally ranging from 55% to 70% of the current net principal balance of the contract. The Company and its subsidiaries, ACE and AFS, have joint and several liability to AutoPrime for the recourse liability on all contracts sold to AutoPrime. Like many investors, AutoPrime does not want to be in the business of servicing the contract loans in its investment portfolio. Therefore, the Company and its subsidiaries, ACE and AFS, have each entered into a Servicing Agreement with AutoPrime. This was done on the same dates as the Master Purchase and Sale Agreements were signed. Under these agreements, ACE and AFS each retain the servicing of the contracts sold to AutoPrime. This is done for a fee of between 10% and 37% of the cash collected from servicing contracts. As the loan servicer, payments are collected, the servicing fee is retained, and the balance is remitted to AutoPrime.

         In the event payments on a contract become delinquent, the loan servicer is responsible to make the collections and, if necessary, repossess the used car involved. After repossession, the Company either (1) floor plans, reconditions and attempts to resell the car through one of its five dealerships or, (2) sells the car at wholesale. If the net recoupment on this delinquency collection/recovery process (collection efforts on the contract after delinquency, repossessing the used car and wholesaling of it) is less than what AutoPrime is owed on the contract balance, a loss is applied against the Company's recourse liability obligation.

         In addition, there are additional Servicing Agreements with AutoPrime under which the Company services portfolios, owned by AutoPrime, for a fee. The servicing fee retained on payments collected ranges between 10% to 37%. The intent is to actively seek and investigate other such servicing opportunities as they become available. The current staffing infrastructure and systems will allow the servicing of multiple portfolios for outside lenders. Because the collection of retail consumer loans is highly regulated, the Company employs experienced collection managers and staff.

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

         At September 30, 1999, the Company was the servicing agent for approximately $11,536,000 of automobile receivables. Accordingly, the results of operations and financial condition depends, in part, on the ability to properly service automobile receivables in order to reduce credit losses.

         The Company's computer system is designed to promptly identify customers whose accounts have become past due. Upon identification of a customer with a delinquent account, that customer is immediately contacted by telephone to demand payment, or, if the customer cannot be reached by this means, a Company employee is dispatched to the customer's home or place of employment to collect payment. If payment cannot be obtained from the customer at that time, the Company will seek to make alternative arrangements for payment. Early detection of a customer's delinquencies, as well as a commitment to working with customers to resolve payment issues, reduces credit loss and promotes customer satisfaction. Many finance companies serving the prime market, in contrast, including credit card companies, may wait up to 30 days before contacting a customer in connection with a delinquent payment.

         If a customer's account becomes more than 30 days past due, a process begins to protect the collateral. In certain instances, a customer will work with the Company to coordinate a "voluntary repossession" of the vehicle. In the case of an "involuntary repossession," an independent firm is retained to repossess the vehicles pursuant to prescribed legal procedures. If a vehicle is repossessed, the customer is allowed a minimum ten days to redeem the vehicle. In some circumstances, the customer may be allowed the opportunity to redeem at any time until the vehicle has been sold to a third party. After repossessing a vehicle, the vehicle will be reconditioned by a third party. It will then be sold at retail through one of the Company's dealerships or in the wholesale market.

         Having retail capability allows the Company to quickly resell vehicles that are repossessed and avoid certain expenses that a stand-alone finance company would incur in connection with repossessing and reselling a vehicle. Vehicles that cannot be sold retail are sold at auction or to wholesalers.

         ACE has a revolving line of credit with AutoPrime for the purpose of purchasing inventory of used vehicles, a "floor plan," which is guaranteed by AutoCorp Equities, Inc. The floor plan with AutoPrime was initially established on October 26, 1998, with a limit of $750,000 and a variable rate of interest of 6.5% over the index known as the Wall Street Journal Prime Rate. The rate was initially set at 15%. The floor plan note was a demand note that matured on April 26, 1999. On that date it was renewed and extended at the same variable rate of interest, initially 14.25%.

         The amount of the floor plan was increased to $1,000,000 on June 17, 1999, at the same variable rate of interest, initially 14.25%. On September 8, 1999, this latter note was replaced with three notes totaling $1,400,000 in commitments. The floor plan notes are all due on demand, however, if not demanded they then all mature on March 8, 2000. One note amounting to $400,000, has a fixed interest rate of 12%. The other two notes carry variable rates at 6.5% over the Wall Street Journal Prime Rate, with the initial rate being 14.75%.


Competition

         The Company competes with other independent used car dealerships, including ones that make financing available to their customers, and "Buy Here - Pay Here" dealers that provide the financing themselves. In addition, many new vehicle dealerships are competing for used car buyers with non-prime credit and are offering attractive leasing transactions as an alternative to prime and just below prime credit borrowers.


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

         Despite the enormous income potential in the non-prime consumer market, many traditional financing sources, such as banks, savings and loans, credit unions, captive finance companies and leasing companies do not consistently provide financing to, or have from time to time withdrawn from, this market. However, many of these same institutions will buy loans on this type of buyer once the initial, higher-risk period of the first three months have passed.

         Business Operations Owned and Operated During Fiscal 1998

         Effective at the end of fiscal 1998, the Company ceased to operate most of the locations it had operated during fiscal 1998. The management and operation of those businesses was transferred to all or part of the Merritt Group on September 30, 1998. The ownership of those businesses was transferred to them on December 30, 1998 as part of the restructuring via the Transaction.

         During fiscal 1998, the Company operated a combined used car finance and sales business, concentrating on used cars purchased by non-prime credit purchasers. Through a subsidiary, Consumer Investment Corporation ("CIC"), the Company engaged in non-prime used car financing activities. Through a subsidiary, Lenders Liquidation Centers, Inc. ("LLCI"), the Company reconditioned and marketed repossessed used cars.

         Consumer Investment Corporation. CIC was licensed in Arizona and New Mexico as a sales finance company. During fiscal 1998, it engaged in the business of originating, purchasing, reselling and servicing used car loans.

         CIC primarily purchased contracts originated by LLCI in Arizona and New Mexico. CIC purchased them at a discount from face value, usually ranging between 15% and 35%. Since the Company did not have the necessary capital to carry a portfolio of contracts, CIC typically re-sold the loans, with recourse, at a discount to investors. CIC sold the contracts to investors who did not want to service the loans in the portfolio themselves and CIC then serviced the loans.

         Lenders Liquidation Centers, Inc. LLCI was originally formed late in January, 1997, by the Merritt Group for the remarketing of repossessed used cars. LLCI acted as a reconditioning center and resale outlet for used cars repossessed by CIC and other lenders on a consignment basis. LLCI was to operate in coordination with the Company's loan insurance program (which was intended to remedy defaulted CIC loans). The concept of LLCI was to have a single reconditioning center that served all of the Company-owned resale lots. During fiscal 1998, LLCI operated four facilities located in the Maricopa County, Arizona, cities of Mesa, Phoenix, Scottsdale and Glendale. It also operated one facility in Albuquerque, New Mexico and another one in Santa Fe, New Mexico.

         CIC entered into a Master Purchase and Sale Agreement with AutoPrime on October 6, 1997. Under this agreement, LLCI would sell contracts to CIC. CIC would in turn sell those contracts to AutoPrime, with recourse, at an average price equal to approximately 70% of the outstanding contract balance. AutoCorp Equities, Inc., LLCI and CIC had joint and several liability to AutoPrime for the recourse liability on all contracts sold to AutoPrime.

         CIC would service the loans for a servicing fee of 20% of the gross amounts collected. In the event payments on a contract would become delinquent, CIC was responsible to make the collections and, if necessary, repossess the financed vehicle involved. This relationship was governed by a Servicing Agreement dated October 6, 1997, between CIC and AutoPrime.

         After payment to AutoPrime of its unrecovered purchase price, plus accrued interest on that amount, the Company would become the owner of the repossessed used car. LLCI would recondition the car and attempt to resell it, generally, through one of LLCI's resale centers.

         CIC had also purchased, and assumed recourse liability with respect to, a portfolio of non-prime loan contracts from AutoPrime in October 1997, which had been originated by a dealer that had gone out of business. AutoPrime had no mechanism to service or collect these loans. The loan contracts in that portfolio had originated from sales of used cars in Austin, Texas. Due to the recourse obligation, CIC then needed an operation in Austin similar to the one provided by LLCI in Arizona and New Mexico. Some or all of the Merritt Group formed a corporation that established a similar business in Austin to act as a reconditioning center and resale outlet for used cars repossessed by CIC as well as sell other used cars. The corporation was Lenders Auto Resale Centers of Texas, Inc., and it did business under the assumed name of "Lenders Auto Resale Centers" ("Lenders of Texas"). During fiscal 1998, Lenders of Texas established and operated four dealerships and one reconditioning center in Austin to re-market used cars repossessed as a result of delinquent loans in that portfolio as well as to originate its own automobile receivables.

         Lenders also entered into a Master Purchase and Sale Agreement with AutoPrime dated January 22, 1998, for the sale of contracts, with recourse, generated by the retail sales of Lenders. The terms of the sales to AutoPrime under this Master Agreement were the same as under the other Master Agreement CIC had with AutoPrime. The Company and Lenders undertook joint and several liability to AutoPrime for the recourse liability on all contracts sold to AutoPrime.

         These contract loans were originated and serviced by Lenders of Texas. This relationship was governed by a Servicing Agreement dated January 22, 1998, between Lenders and AutoPrime.

         ACE Motor Company acquired certain assets of Lenders of Texas on December 30, 1998. This transaction was separate from, but related to, the restructuring Transaction that took place on the same date. This transaction is a related party transaction and is described in Item 12, "Certain Relationships and Related Transactions." The Company subsequently closed the Austin locations that were not profitable and consolidated the sales staff into one dealership location sufficient to also house the collection staff, thus reducing operating overhead. In addition, as the portfolio stabilized, this allowed the service center operating in Austin to be closed, and instead contract with outside service vendors to service and recondition repossessed vehicles at a lower cost.

         Employees. At November 26, 1999 the Company employed a total of 71 people; 39 in ACE Motors, 22 in AFS and 10 at the headquarters in Plano, Texas. No employees are covered by a collective bargaining agreement.
The Company considers its relations with its employees to be good.

         Seasonality. The automobile industry is subject to substantial seasonal variations in revenues. Demand for used cars is generally lower in the winter than in other seasons. In addition, sales tend to be lower and payment delinquency rates higher during the holiday and back-to-school seasons, while sales tend to be higher during the late spring and through the summer months.

         Inflation. Higher interest rates, which generally occur with inflation, would tend to increase the cost of credit used by the Company and would thus decrease profits. Such effects can be limited by increasing the prices of used cars sold, and negotiating purchases of loan contracts from third parties with a higher discount or interest rate (APR). Inflation has not had any noticeable effect on the Company's operations.


Item 2.  Description of Property

         The principal executive offices of the Company are located at 2740 North Dallas Parkway, Suite 110, Plano, Texas 75093. Approximately 2,600 square feet of leased premises are at this location. The rent is approximately $ 60,000 per year on a month to month rental agreement with AutoPrime, which represents AutoPrime's cost for the space.



         As of November 26, 1999, The Company has eight leased properties in addition to the corporate headquarters. They are leased for ACE and AFS operations, and are listed in the following table together with the year the lease expires:


         1.  3821 So. Buckner Blvd., Dallas, Texas          2,500 sq ft     2000
         2.  212 So. Buckner Blvd., Dallas, Texas           3,300 sq ft     2000
         3.  6318 Burnet Rd., Austin, Texas                 2,800 sq ft     2004
         4.  9922 Linn Station Rd., Louisville, Kentucky    3,025 sq ft     2004
         5.  2101 First Street, Lufkin, Texas               4,000 sq ft     2001
         6.  624 So. Buckner Blvd., Dallas, Texas           5,600 sq ft     2004
         7.  911 Parker Road, Suite 306, Plano, Texas       3,374 sq ft     2002
         8.  1001 E. Jefferson, Dallas, Texas               3,250 sq ft     2002

         Management believes the Company's facilities and equipment are in good repair and are adequate for current needs.


Item 3.  Legal Proceedings

         It was previously reported that the Securities and Exchange Commission (the "SEC") filed suit on August 10, 1998, against the Company, Michael Carnicle, Robert Cord Beatty, Hillel Sher, Amotz Frenkel and Nilli Frenkel. The suit does not name, as a defendant, anyone who is an officer or director of the Company. The complaint was filed in the United States District Court for the District of Utah. The Docket number is:
2:98CV-0562S.

         The SEC dismissed the Company from the suit without prejudice on October 7, 1999, so it is no longer a pending legal proceeding.

         There are no other material legal proceedings.

Item 4. Submission of Matter to Vote on Security Holders

         Not Applicable.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Common Stock of the Company is quoted on the NASD Electronic Bulletin Board and traded in the over-the-counter market under the symbol "ACOR". Trading is only sporadic and there is no established trading market. The tables below list the high and low bid prices for each quarter of the last two fiscal years, as best can be determined by combining information from several sources.

                                                  Bid Quotations
                                                  --------------
                                              Low              High



           Fiscal 1999:
                  First Quarter              $0.25             $0.63
                  Second Quarter              0.56              1.75
                  Third Quarter               0.50              0.81
                  Fourth Quarter              0.21              0.81


           Fiscal 1998:
                 First Quarter                0.72              2.88
                 Second  Quarter              0.88              2.38
                 Third Quarter                0.88              2.63
                 Fourth Quarter               0.38              0.81







--------------------

*    These quotations reflect  inter-dealer  prices,   without  retail  mark-up,
     mark-down, or commission and thus may not represent actual transactions.

         At September 30 , 1999, there were approximately 380 holders of record of the Common Shares of the Company.

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

         From October 1, 1997 through September 30, 1999, the Company sold the following securities without registration under the Securities Act of 1933:


     (1) On several occasions from January 13, 1998 to September 30, 1999, a total of 512,076 Common Shares were delivered to approximately 47 of the approximately 115 holders of CIC notes, in return for the cancellation of those notes. As a result of those exchanges, CIC notes in the principal amount of $1,488,570, together with accrued interest $255,297, were canceled. These Common Shares were issued under the
          Section 4(2) exemption of the Securities Act.

     (2) 219,706 Common Shares, in April, May, June, September and October 1998, for accounting and consulting services valued at $202,939. These Common Shares were issued under the Section 4 (2) exemption of the Securities Act.

     (3) 50,000 Common shares on April 15, 1999, to George Mueller in connection with the acquisition by ACE Motor Company, a subsidiary of the Company, of two promissory notes in the aggregate principal of approximately $2,500,000 and the underlying collateral and guarantees executed by an affiliate of Mr. Mueller. These shares were issued under the Section 4(2) exemption of the Securities Act.

     (4) 52,787 Common Shares on November 4, 1999, to George Mueller for his services (and agreement to render services) to the Company as an independent consultant from April 1 through December 31, 1999, on the terms set forth in a Business Consulting Agreement. These shares were issued under the Section 4(2) exemption of the Securities Act.

Summary of the Terms of Convertibility of the Series "A" Preferred Shares. As part of the Transaction, a series of 9,000,000 authorized shares of Series "A" Non-Cumulative Convertible Preferred Stock was established. Then, a total of 6,578,485 new Preferred Shares as part of the Transaction were issued.

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

          o They are convertible into Common Shares on a 1-for-1 basis at any time starting January 1, 2002. They will also become convertible prior to that date if any of certain specified events take place. Here is a summary of the events that can accelerate convertibility:

               (a) The issuance, by the Company, of any shares of any kind of capital stock, or any securities convertible into, exchangeable for, or exercisable to purchase any shares of capital stock, without AutoPrime's consent. (There is also a specific covenant not to do any of these things before January 1, 2002, without AutoPrime's consent.)

               (b) If any individual other than the current members of the Board of Directors is elected to the Board of Directors, without AutoPrime's consent.

               (c) If CIC or LLCI default in the payment or performance of any of a number of obligations to AutoPrime or to AutoCorp Equities, Inc.

               (d) If Merritt or Miller breach any representation or warranty made by them.

         The Company issued 3,237,956 (of the 6,578,485) new Preferred Shares to CIC as part of the December 30, 1998, Transaction. CIC then pledged the 3,237,956 Preferred Shares to AutoPrime to secure certain debt. So that Auto Prime's pledge is protected, the Company also agreed in the "Agreement to Issue Additional Preferred Stock" that it will not issue any kind of preferred stock to any one other than CIC/LLCI until after February 1, 2002. Before that date, only Preferred Shares to CIC/LLCI in amounts required by the Agreement can be issued, and they can only be issued for the benefit of AutoPrime, the Company's primary creditor.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements:

         This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenue, income, or loss, estimates of capital expenditures, plans for future operations, products, or services, financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward looking statements, which speak only as of the date the statement was made.

         Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-KSB, including those in the notes to the Company's consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

Results of Operations

         Overview. The Company operates "Buy Here-Pay Here" used car dealerships and underwrites, finances and services retail installment contracts generated by sales of used cars by the Company's dealerships. In addition, the Company purchases portfolios of loan contracts from third party dealerships and services these loan portfolios. The Company targets the non-prime borrowing segment of the automobile financing industry. The Company finances much of its operations by selling the contracts to various lending sources on a full recourse basis. The contracts are sold at a 20% to 45% discount and the Company retains certain servicing income from collection of the contracts.

         The Company began its used car operations in 1996 with the acquisition of a car lot in Phoenix, Arizona. By 1997, the Company had seven car lots, five in Arizona and two in New Mexico. The Company had operating difficulties in 1997 and fiscal 1998 and by the first quarter of fiscal 1999 had decided to close down some lots and find a more permanent solution to its cash flow needs. At the end of December 1998, there was a change in control of the Company. As part of this, the Company reached an agreement with its primary lender, AutoPrime, and certain of its officers at the time. The officers returned most of their shares of the Company's common stock in exchange for the Company transferring certain assets and liabilities to the officers. The Company tendered shares of common and preferred stock to AutoPrime in exchange for agreeing to transfer certain liabilities to the former officers and the agreement to provide a new credit facility.

         In fiscal 1999 the Company experienced a complete transformation from 1998. The operations and management were dramatically changed. Most of the used car lots operated in 1998 were closed and new lots were added so that at the end of fiscal 1999 the Company was operating five lots in total, all of which were in Texas. Three are in Dallas, one in Austin and one in Lufkin. A change of control took place and a new Chief Executive Officer was hired who has put a new management team in place. A loan servicing operation was established with four offices, one in Kentucky and three in Texas. Both the level of car sales and the volume of retail installment contracts serviced increased significantly. Although the Company is in the same business in 1999 as in 1998, the size, focus and direction of the Company bears little resemblance at the end of fiscal 1999 to what existed in 1998.

1998

         With all lots operating at the beginning of 1998, the Company's sales increased significantly during the first nine months of fiscal 1998. Sales for the entire fiscal year increased by approximately $960,000. Substantially all notes were sold to AutoPrime during 1998, with full recourse. Due to poor credit underwriting, the Company continued to experience a high rate of default on these notes. The Company was unable to meet the lenders' requirements for repurchasing the defaulted notes and was unable to increase sales sufficiently to replace the defaulted loans with performing contracts.

         With increasing losses, the Company obtained additional funds by incurring debt of approximately $990,000 during 1998. Funds were advanced by AutoPrime and individual outside investors. Interest expense on the debt increased by approximately $195,000 to over $475,000. The resulting losses also prevented the Company from paying its vendors in a timely manner. As a result, trade payables and accrued expenses increased by over $900,000 by September 30, 1998. By June 1998, Management had decided to close the sales lots. The reconditioning facility and the insurance subsidiary were also closed. Upon closure of the lots, a small staff was left in Phoenix to continue to service and collect on the notes for AutoPrime and transition the record keeping.

         Effective at the end of fiscal 1998, the Company ceased to operate the businesses operated during fiscal 1998. The management and operation of those businesses was transferred to some or all of the Merritt Group on September 30, 1998. In August,1998, Charles Norman was asked to assume day-to-day management of the Company. The Board of Directors hired Mr. Norman, elected him as President and a Director, and gave him the necessary authority to restructure the Company. In addition, during August 1998, the Company acquired certain assets of Suburba Auto Sales, an independent automobile dealer located in Dallas, Texas. As a result, assets, inventory, equipment and automobile receivables owned by Suburba were acquired and the Suburba Acquisition Company was formed to facilitate the sale of used cars and the servicing of automobile receivables. In November, 1998, Suburba split its finance servicing business into a new corporation named AutoCorp Financial Services, Inc. ("AFS") and changed the name of the used automobile retail sales operation to ACE Motor Company ("ACE"). ACE Motor Company continued to operate the vehicle sales and finance operation of the dealership, and the existing and resulting loans were serviced by AFS.

         Effective October 1, 1998, AFS began its business of buying, selling and servicing non-prime retail installment loan contracts secured by automobiles and light-duty trucks. ACE owns and operates independent automobile dealerships and originates retail installment contracts secured by used automobiles and light-duty trucks.

         The Company's subsidiary, ACE Motor Company, acquired certain assets related to the Austin dealership on December 30, 1998, from Lenders Auto Resale Centers of Texas, Inc., a corporation owned by William O. Merritt and Dennis W. Miller.

         As a result of the uncertainty of the collections and the recent weak history of the portfolios, the Company recorded a contingency reserve of 30% of the total recourse portfolio outstanding. Management expected that rate to decline as better collection efforts are made and controls are tightened over delinquency reporting and repossession efforts.


1999

         Net sales of used automobiles increased from $3,881,748 in 1998 to $11,580,947 in 1999, an increase of $7,699,199, or 198%. As the Company has completely changed its retail automobile sales operations as described earlier, its sales volumes have consistently increased quarter over quarter as new lots have been added and become productive. The sales amounts by quarter for 1999 are as follows:

                      Quarter 1                  $  812,383
                      Quarter 2                  $1,576,638
                      Quarter 3                  $3,716,030
                      Quarter 4                  $5,475,896

The last quarter of 1999 reflects the five used car lots in operation that currently make up the retail sales activity of the Company.

         The other major elements of revenue for the Company in 1999 consist of service fees from loan servicing activity and the difference between the purchase price paid and the sale price received ("the spread") from the purchase and resale of bulk loan portfolios. Service fee revenue in 1999 amounted to approximately $1,150,000, up substantially from 1998. This increase resulted from a significant increase in the loan servicing activity of the Company in 1999. Revenue from the spread on bulk purchases was approximately $626,000 in 1999, significantly greater than the comparable amount in 1998.

         Cost of sales as a percentage of automobile sales decreased from 90.6% in 1998 to 78.1% in 1999, an improvement of 13.8%. In particular, the fourth quarter of 1999 experienced a cost of sales percentage of approximately 66%, an improved performance over that of the earlier quarters in 1999. Management improvements in general cost control and profit margin management contributed to the overall improvement.

         Selling, administrative and other operating expenses for 1999 amounted to $4,449,155, substantially less than the comparable number for 1998. In 1998 the Company made a number of significant changes to its operations and management. These changes resulted in expenses in this area which create a non-meaningful year to year comparison. Looking only at performance within 1999, these expenses improved during the year as a percentage of sales. Year to date through June 30, 1999 selling, administrative and other expense was 34.0% of sales. In the fourth quarter the comparable percentage was 32.4%, with the full year percentage averaging 33.3%. Given that many of these costs are discretionary in nature, general cost control efforts contributed to the improvement in this area.

         Bad debt expense was the result of the purchase of two installment note portfolios from Angelina Motor Company in Lufkin, Texas. These notes have ultimately been sold to AutoPrime, however the Company held them for a period of time before selling them and a provision for bad debt expense was made during that time. No similar item occurred in 1998.

         The provision for recourse liability increased to $2,726,918 in 1999 from $2,320,000 in 1998. This increase was primarily impacted by:

     - an approximate $2.2 million charge to the reserve at year-end 1999 resulting from bad debts created by systems change-over problems including inadequate management oversight of collection activity during the change-over. The systems problems have been corrected and appropriate personnel changes have been made.

     - purchase and resale of large installment loan portfolios. This activity results in a negative short term impact to the financial results. Portfolios are purchased at a substantial discount and resold to AutoPrime at a smaller discount, yielding a profit on the resale. However, since the Company retains recourse liability on the notes and sets a reserve against possible defaults at a level that is higher than the profit on the resale, the immediate result is negative. The ultimate profit on these is recognized over time as the notes perform and the recourse liability is reduced, and the service fee income is recognized as the notes are collected
     - improved performance of newer installment notes. Based on a review of empirical data it appears that newer notes with more stringent underwriting criteria have a better collection performance. As a result, the overall reserve ratio has been adjusted to 25%, an improvement from the rate that was used in 1998.


         Interest expense is incurred by the Company in connection with its line of credit that is used to floor purchased and repossessed automobiles and from the outstanding note payable to AutoPrime. The amount of interest expense for 1999 is less than incurred in 1998 because 1998 included expense related to debt to be exchanged for Common and Preferred shares of the Company as a result of the December 30, 1998 Transaction.


         In December 1998, an agreement was reached between two officers (and largest shareholders) of the Company and the largest creditor of the Company. The Company agreed to take back 2,653,500 shares of Common stock owned by the officers. In exchange, the Company transferred and disposed of control over certain operations of the Company to the officers and a gain on disposition was recorded as a result


Liquidity

            The Company continues to be in a negative working capital position and to be dependent on AutoPrime to provide the needed working capital to supplement internally generated cash flow in funding the operating needs of the Company. As a result of the significant changes made to operations and management, there has been a substantial improvement in the cash flow performance of the Company. It is anticipated that operations will become cash flow positive on a monthly basis during fiscal 2000. Management believes that AutoPrime will continue to support the working capital needs of the Company until such time as the Company becomes cash self-sufficient.

Effect of Inflation

         The Company does not expect any material negative effect to operations from an increase in the inflation rate.



Year 2000 Compliance

            The Company has assessed its need to address and prepare for the potential impact of the year 2000 on the ability of its computerized systems to accurately process information that may be date sensitive. Any programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. Modifications to and replacements of portions of the Company's software have been made to address this issue. In the opinion of management, the changes made will result in its computer systems functioning properly with respect to dates in the year 2000 and thereafter.

Item 7. Financial Statements

         The following financial statements are attached to and filed as part of this report:

           Consolidated Balance Sheets - September 30, 1999 and 1998

           Consolidated Statements of Operations For the Years Ended September 30, 1999, 1998 and 1997

           Consolidated Statement of Changes in Shareholders' Equity For the Years Ended September 30, 1999, 1998 and 1997

           Consolidated Statements of Cash Flows For the Years Ended September 30, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

         The Company has market risk exposure related to its interest bearing liabilities. Interest rates with respect to outstanding indebtedness or indebtedness that may be incurred in the future is, or would be, as the case may be, based on the interest rates prevailing in the market at the time the debt is incurred. In some cases, the rates may be floating rates. Increases in interest rates paid on outstanding indebtedness of the Company would have an adverse effect on the Company's profitability.

         Current levels of indebtedness of the Company as of September 30, 1999 and the related interest rates are as follows:


         Notes payable, fixed interest rate of 9%, due May 1, 2000             $4,590,617

         Borrowings under line of credit, fixed interest rate of 12%,
         due March 8, 2000                                                     $  187,800

         Borrowings under line of credit, variable interest rate of 6.5%
         over the Wall Street Journal Index (8.25% at September 30,
         1999), due March 8, 2000                                              $1,009,121



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On February 2, 1999, the Company engaged Hurley & Company as their independent auditors to conduct audits of its consolidated financial statements for the fiscal years ended September 30, 1996, 1997 and 1998. On the same date, the Company and Evers & Company, LTD, terminated their previous audit relationship, and Evers & Company, LTD. was engaged to assist with the internal accounting for the audits.

         There were no disagreements with Evers & Company, LTD. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the periods preceding their resignation.

         This has previously been reported in the Company's Form 8-K filed on February 17, 1999.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The executive officers and Directors of the Company, as of November 26, 1999, are:


    Name                 Age           Position                               Director Since
    ----                 ---           --------                               --------------

Charles Norman           41            President and Chief Executive               1998
                                       Officer; Director*

Darr Heath               39            Director**                                  1999

Hunter Ennis             29            Secretary and Treasurer; Director***        1999

-----------------
*       Elected President and a Director in August 1998.
**      Elected a Director in April 1999.
***     Elected Secretary and Treasurer in December 1998 and a Director in April
        1999.

         A brief statement setting forth the principal occupation and certain other information for each of them is set forth below.

         Charles Norman has been engaged in various aspects of working with and making successful, financially distressed companies. Mr. Norman was formerly the Director of Asset Management for AutoPrime from March 1998 until September 1998. In this capacity, he developed a risk-management department to design and implement work-out and exit strategies for distressed dealer portfolios owned by AutoPrime. From January, 1997, until March, 1998, he was the Chief Executive Officer of Windsor Holdings, Inc., a non-prime indirect consumer lending institution. As CEO, Mr. Norman negotiated with financing sources and secured outside financing for the company's operations, wrote and developed all underwriting criteria and marketing materials, and was directly involved in the direction of all administrative and executive staff. Before 1997, Mr. Norman was the President of Allied Auto Credit from 1995 until 1997. His duties included working directly with the company ownership to develop programs, design procedures and oversee all phases of operations. In 1994, Mr. Norman owned and operated a non-prime finance consulting company, Dumont, Norman & Associates. This company was contracted by multiple non-prime lenders to design finance models, train finance staff, and write marketing materials for numerous lending programs. Also during 1994 and 1995, Mr. Norman was President of a group of non-prime finance offices under the name Auto Express Financial and managed all sales/leasing operations on a daily basis. From 1993 until 1994, Mr. Norman was the Vice President of Operations for Leadership Financial, a non-prime indirect lender. He was responsible for implementing the company's underwriting criteria, hiring and training all key personnel and developing all marketing materials.

           A detailed  resume of Mr. Norman's experience is attached as  Exhibit
99.1 to Form 8-K filed March 11, 1999. Certain additional information concerning Mr. Norman is set forth in Item 11, "Security Ownership of Certain Beneficial Owners and Management."

         Hunter Ennis has been with the Company since August 1998. He has been Secretary and Treasurer since December 1998, and also the Director of Operations for Auto Corp Financial Services. Prior to joining the Company, Mr. Ennis was a Dealer Auditor with AutoPrime from July, 1998 to August, 1998. Before that, he was Vice President of Accounting and Finance, of Windsor Holdings, Inc., a Dallas non-prime, indirect consumer lender, from May, 1997 to July, 1998. From June 1996 to May 1997, Mr. Ennis was Director of Accounting for Allied Funding Corporation, a Dallas non-prime finance lender. During 1994 until mid 1996, he was a Senior Analyst with Alltel, a telecommunications company. Mr. Ennis worked in the Little Rock, Arkansas office of Alltel.

         Darr Heath has been with the Company since October 1998. He became Director of Operations for ACE Motor Company in November, 1998. In this capacity, he is responsible for the supervision of all day-to-day operations in sales and servicing. From November, 1996 to 1998, Mr. Heath was Director of Operations and General Manager of Fiesta Motors, a Dallas, Texas, automobile dealership and subsidiary of Sovereign Finance Corporation. From February, 1994 to the end of 1996, Mr. Heath served as Director of Operations of Public Auto Sales, which is engaged in used automobile sales and financing in Dallas, Texas.

         During fiscal 1998, Messrs. William O. Merritt and Dennis N. Miller were the Company's controlling shareholders. In August 1998, they asked Charles Norman to assume day-to-day management control of the Company.

         Mr. Norman agreed to do this and assist in the re-structuring effort, but only if he had control of all major decisions. Based on Mr. Norman's past experience, and his knowledge of the non-prime automobile business, the Board of Directors, in August, 1998, hired Mr. Norman, elected him as a Director, and gave him the necessary authority to restructure the Company. He beneficially became the controlling shareholder of the Company on December 30, 1998.

         On December 30, 1998, Mr. Miller resigned as a Director. From that date until April 28, 1999, the Directors of the Company were:

         o    Charles Norman
         o    William O. Merritt

         On April 29, 1999, Merritt and Norman elected Mr. Ennis as a Director and Mr. Merritt resigned. Messrs. Norman and Ennis then elected Darr Heath as a Director. Messrs. Ennis and Heath were and continue to be employees of AutoCorp Financial and/or ACE Motor Company. The Board of Directors held one meeting during fiscal year 1999. The Board of Directors had no Audit Committee, Compensation or Nomination Committees during fiscal 1999 and does not currently have any committees.

         The Company's governing documents provide that there must be at least one Director. In addition, the Bylaws authorize the Board of Directors to act by resolution to increase or decrease the number of Directors. The present number of authorized Directors is three.


         The term of the present Directors will expire concurrently with the election of Directors at the next Annual Meeting of Shareholders. Management presently intends to propose at that meeting that Messrs. Norman, Heath and Ennis be re-elected as Directors for the ensuing year. Mr. Norman, in his capacity as Trustee of the three voting trusts, controls 52.0% of the outstanding Common Shares. He presently intends to vote these shares in favor of the re-election of these three Directors. The Directors elected at the next Annual Meeting of Shareholders will serve until the following Annual Meeting of Shareholders and until their successors have been duly elected and qualified.

         We presently contemplate that after the 1999 Annual Meeting of Shareholders, the newly elected Directors will hold a regular annual meeting of the Board of Directors. If a regular meeting is not held, the Directors will sign a unanimous consent in lieu of holding the meeting and will re-elect the current officers to the same positions for the coming year.


Item 10.  Executive Compensation

         Executive Officers. The table below shows cash and stock compensation paid during the last three years to each of the three persons who served as Chief Executive Officer during fiscal 1999. None of the next four most highly compensated officers serving on September 30, 1999, received more than $100,000 for fiscal 1999.



Name and                            Fiscal Year          Salary          Consulting         Other Annual
Principal Position                                                       Fees               Compensation


Charles Norman, President and              1999          $123,689        $0                 $11,520
Chief  Executive Officer                   1998          $ 0             $0                 $ 0
(August 1998 to Present)


Andrew Kacic* - President and              1999          $0              $0                 $0
Chief Executive Officer                    1998          $6,600          $43,564            $110,200**
(December 1997 to June 1998)               1999          $0              $0                 $0

William O. Merritt - President             1998          $16,350         $ 0                $ 0
and Chief Executive Officer (July
to December 1997) (June 1998 to            1997          $63,900         $ 0                $0
August 1998)


*    See  Item  12,  "Certain  Relationships  and  Related  Transactions",   for
     information as to equipment purchased and leased from Mr. Kacic during fiscal 1998 and 1999.


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

As of September 30, 1999, 981,857 shares had been issued under the Plan, no options were outstanding, and 1,018,143 shares were available for future issuance.


         Compensation of Directors. Directors received a fee of $300 per meeting for serving as Directors during fiscal 1998. No fees were paid during fiscal 1999.

         Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder require that directors and executive officers of the Company and beneficial owners of greater than 10% of the Company's Common Stock file various reports with the Securities and Exchange Commission (the "SEC"). The Company has reviewed its files with respect to fiscal 1999. The following persons and trusts did not file a Form 3 but did report the same information on a Form 5 that was timely filed: Hunter Ennis when he became an officer; Darr Heath when he became a Director; and Voting Trust I, Voting Trust II and Exchange Trust when they became a beneficial owner of greater than 10% of the Company's Common Stock.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         On December 30, 1998, the Company established three trusts naming Charles Norman as Trustee of each of them. This was done as part of the Transaction and certain shares of stock were placed in each of the three trusts.. As a result, Mr. Norman acquired control of our Company from William O. Merritt, Dennis W. Miller and others in the Transaction. Messrs. Merritt and Miller continue to have beneficial ownership of a total of 600,000 (or 9.7%) of the outstanding Common Shares.

         As of December 6, 1999, Mr. Norman, in his capacity as Trustee of the three trusts, beneficially owns a total of 3,217,000 Common Shares. This is 52.0% of the 6,189,971 Common Shares that, according to the Company's stock transfer agent, were outstanding as of December 6, 1999.

         As part of the December 30, 1998, Transaction, 1,091,113 Common Shares were tendered to AutoPrime, as described above in Item 1, "Description of Business - How the Purpose of the Restructuring Was Achieved." AutoPrime can accept the tender only after approval has been received from the Office of Thrift Supervision. There is no assurance the approval can be obtained. AutoPrime disclaims any beneficial ownership of the 1,091,113 shares as long as it cannot accept the tender.

         The following table sets forth certain information, as of December 6, 1999, concerning the beneficial ownership of Common Stock by all Directors and nominees, certain executive officers, all Directors and executive officers of the Company, as a group, and each person who beneficially owns more than 5% of the 6,189,971 outstanding shares of Common Stock, $.001 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated.

         Name and Address              Amount and Nature of         Percent
         of Beneficial Owner           Beneficial Ownership (1)     of Class (1)
         -------------------           ------------------------     ------------

         Charles Norman, Trustee            3,217,000 (1)(2)           52.0%
         2740 North Dallas Parkway
         Suite 110
         Plano, Texas 75093

         All directors and officers         3,217,000 (1)(2)           52.0%
         as a group (3 persons)


(1) As part of the transaction described in Item 1, above, the Company entered into three trust agreements dated as of December 30, 1998, with Mr. Norman, as Trustee under Voting Trust Agreement I, Voting Trust Agreement II and Exchange Trust Agreement. Certain shares were placed in each trust on that date. As of April 12, 1999, the parties created an additional purpose for Exchange Trust and allocated certain of the shares in Exchange Trust to it. Mr. Norman is the sole trustee and has sole voting power. The beneficiaries of the three trusts and the securities in each trust as of September 30, 1999, are:


Name of Trust                 Beneficiaries                                 Securities Held


Voting Trust I                Executive officers of the Company             350,000 Common Shares
                              to be named in the future

Voting Trust II               Executive officers of AutoPrime,              350,000 Common Shares
                              Inc. ("Auto Prime") to be named
                              in the future

The Exchange Trust            (a) Consumer Investment Corporation           up to 700,000 Common
                              ("CIC") (for the benefit of the               Shares (all unused shares
                               holders of the CIC notes)                    will first be available to
                                                                            AutoPrime for satisfaction
                                                                            of the Company's and/or CIC's
                                                                            obligations to them.)

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

                              (c) AutoPrime (for the purpose of             up to 725,887 Common Shares
                              satisfying the Company's and/or
                              CIC's obligation to AutoPrime.)


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


         Possible Change of Control. The 700,000 Common Shares held in Exchange Trust for the benefit of the holders of the CIC notes are anticipated to be released from Exchange Trust and transferred to the holders of the CIC notes by January 30, 2000. In addition, prior to January 1, 2001, AutoPrime may be able to lawfully accept the tender of the 1,091,113 Common Shares held in Exchange Trust for its benefit. Further, the 725,887 Common Shares held to satisfy the Company's and/or CIC's obligations to AutoPrime may be utilized by January 1, 2001.

         The occurrence of these events would reduce Mr. Norman's beneficial ownership to 700,000 Common Shares (11.3% of the 6,189,971 Common Shares outstanding at December 6, 1999). These shares would still be held in Voting Trust I and Voting Trust II. Simultaneously, AutoPrime would become the beneficial owner of at least 1,091,113 Common Shares (17.6% of the outstanding Common Shares), and perhaps the additional 725,887 shares, as well. In the latter case, AutoPrime would beneficially own 1,817,000 (29.4%) of the outstanding Common Shares.

Item 12.  Certain Relationships and Related Transactions

         During fiscal 1998, CIC, a subsidiary of the Company, purchased a telephone system from Advisory Services, Inc., an affiliate of Andrew Kacic. The purchase price was $4,500 cash. The Company believes that amount did not exceed its fair market value, however, the Company has no knowledge of the cost of the equipment to Mr. Kacic. At the time, Mr. Kacic was the Company's President and a Director. He held these positions from December 1997 to August 1998. CIC was disposed of in the December 30, 1998 Transaction.

         In addition, in September, 1998, CIC leased computer equipment and software from Mr. Kacic on a lease that expired in September, 1999. The lease payments totaled $37,603 and $28,800 during fiscal 1999 and 1998, respectively. The equipment was returned to Mr. Kacic at the end of the lease.

         Prior to September 30, 1998, the Company received advances from and made payments for a company known as "CIC Fund V." During that time, CIC Fund V was an affiliate of AutoCorp Equities, Inc. . It is owned by William O. Merritt and Dennis Miller, who were, at that time, also Directors and officers of the Company. There were no amounts outstanding between the Company and CIC Fund V at September 30, 1998.

         AutoPrime is a third party creditor that purchased a substantial portion of the installment contracts of the subsidiaries the Company had at the time. These were purchased under an agreement by which the amounts receivable were derecognized, but the Company continued to service the contracts for a fee. AutoPrime, the note holder, also sold contracts originated by a third party dealer to CIC and the Merritt Group for a purchase price of approximately $3,000,000, represented by a note bearing interest at 10% per annum.

         In March and June 1998 a total of 172,000 Common Shares of the Company were issued to Stanley F. Wilson as part of the severance agreement with him. Mr. Wilson had served as a Vice President and a Director from December 1997 to August 1998.

         On December 30, 1998, as part of the Transaction, 2,653,500 Common Shares of the Company were redeemed from the Merritt Group in exchange for the stock of CIC, LLCI and other subsidiaries of the Company, which were deemed to be non-productive and not consistent with future plans (see Item 1, Description of Business-Recent Restructuring Transaction).

         On that same date, December 30, 1998, ACE Motor Company, acquired certain assets of Lenders Resale Centers of Texas, Inc., a corporation owned by Messrs. Miller and Merritt. This corporation is referred as as "Lenders of Texas." The purchase price was $50,000. Simultaneously, ACE Financial Services, Inc. ("AFS") assumed the rights and obligations of Lenders of Texas pertaining to a note portfolio with a remaining gross balance of $1,400,000.

         The portfolio had previously been sold to AutoPrime. The obligations ACE assumed contained recourse as to the contracts in that portfolio. In return, Lenders of Texas gave its note in the amount of $2,205,919 to ACE. The Company has attributed no value to that note in its financial records.

Item 13. Exhibits and Reports on Form 8-K

     (a)  Exhibits

         The  following  documents are attached to and filed with this report as
Exhibits:

     2.1 Master Agreement dated as of December 30, 1998 by and among AutoPrime, Inc., AutoCorp Equities, Inc., Consumer Investment Corporation, Lenders Liquidation Centers, Inc., William O. Merritt, Dennis W. Miller, Andrew J. Kacic, Vincent W. Bustillo, Wayne McLaws and Efrain Diaz.*
     2.2 Unconditional Tender of AutoCorp Preferred and Common Stock, effective December 30, 1998, by and between AutoCorp Equities, Inc. and AutoPrime, Inc.*
     2.3 Agreement to Issue Additional Preferred Stock between AutoCorp Equities, Inc., AutoPrime, Inc., Consumer Investment Corporation, and Lenders Liquidation Centers, Inc. effective December 30, 1998.*
     2.4 Pledge Agreement dated as of December 30, 1998, from Consumer Investment Corporation and Lenders Liquidation Centers, Inc. to AutoPrime, Inc.*
     2.5 Pledge Agreement dated as of December 30, 1998, from William O. Merritt and Dennis W. Miller to AutoPrime, Inc.*
     2.6 General Indemnity Agreement dated as of December 30, 1998, from Consumer Investment Corporation and Lenders Liquidation Centers, Inc. to AutoCorp Equities, Inc.*
     2.7 Ratification of Obligations dated as of December 30, 1998, from Consumer Investment Corporation and Lenders Liquidation Centers, Inc. to AutoPrime, Inc.*
     2.8 Release of Pledge Agreement dated as of December 30, 1998, from AutoPrime, Inc. to the Merritt Group.*
     2.9 Supplemental Stock Pledge dated April 12, 1999 between Charles Norman and AutoCorp Equities, Inc. and AutoPrime, Inc.
     3.1 Certificate of Designation of the Series "A" Non-Cumulative Convertible Preferred Stock of AutoCorp Equities, Inc.*
     9.1 Voting Trust Agreement I dated as of December 30, 1998, Charles Norman, Trustee (When this document has been appropriately amended, it will contain a management compensatory plan or arrangement).*
     9.2 Voting Trust Agreement II dated as of December 30, 1998, Charles Norman, Trustee.*
     9.3 Exchange Trust Agreement dated as of December 30, 1998, Charles Norman, Trustee.*
     10.1 Master Purchase and Sale Agreement dated October 6, 1997, between AutoPrime, Inc. and Consumer Investment Corporation.**
     10.2 Guaranty dated October 6, 1997, executed by AutoCorp Equities, Inc. with respect to Master Purchase and Sale Agreement dated October 6, 1997.**
     10.3 Servicing Agreement dated October 6, 1997, between AutoPrime, Inc. and Consumer Investment Corporation.**
     10.4 Master Purchase and Sale Agreement dated January 22, 1998, between AutoPrime, Inc. and Lenders Auto Resale Centers of Texas, Inc.**
     10.5 Servicing Agreement dated January 22, 1998, between AutoPrime, Inc. and Lenders Auto Resale Centers of Texas, Inc.**
     10.6 Master Purchase and Sale Agreement dated January 12, 1999, between AutoPrime, Inc. and ACE Motor Company.**
     10.7 Guaranty dated January 12, 1999, executed by AutoCorp Equities, Inc., ACE Motor Company, and AutoCorp Financial Services, Inc., with respect to Master Purchase and Sale Agreement dated January 12, 1999.**
     10.8 Servicing Agreement dated January 12, 1999, between AutoPrime, Inc. and ACE Motor Company.**
     10.9 Master Purchase and Sale Agreement dated January 12, 1999, between AutoPrime, Inc. and AutoCorp Financial Services, Inc.**
     10.10 Guaranty dated January 12, 1999, executed by AutoCorp Equities, Inc., ACE Motor Company, and AutoCorp Financial Services, Inc., with respect to Master Purchase and Sale Agreement dated January 12, 1999.**
     10.11 Servicing Agreement dated January 12, 1999, between AutoPrime, Inc. and AutoCorp Financial Services.**
     10.12 Business Loan Agreement dated October 26, 1998 between Suburba Acquisition Company, Inc. d/b/a ACE Motor Co. and AutoPrime, Inc.**
     10.13 Promissory Note dated October 26, 1998, in the principal amount of $750,000 executed by Suburba Acquisition Company, Inc. d/b/a ACE Motor Co. in favor of AutoPrime, Inc.**
     10.14 Commercial Security Agreement dated October 26, 1998, between Suburba Acquisition Company, Inc. and AutoPrime, Inc.**
     10.15 Promissory Note dated April 26, 1999, in the principal amount of $750,000 executed by Suburba Acquisition Company, Inc. d/b/a ACE Motor Co. in favor of AutoPrime, Inc.**

     10.16     Business Loan  Agreement  dated June 17, 1999,  between ACE Motor
               Co. (formerly known as Suburba  Acquisition  Company,  Inc. d/b/a
               ACE Motor Co.) and AutoPrime, Inc.**
     10.17     Promissory  Note dated June 17, 1999, in the principal  amount of
               $1,000,000,  executed by ACE Motor Co. (formerly known as Suburba
               Acquisition  Company,  Inc.  d/b/a  ACE  Motor  Co.) in  favor or
               AutoPrime, Inc.**
     10.18     Commercial  Security  Agreement dated June 17, 1999,  between ACE
               Motor Co. (formerly known as Suburba  Acquisition  Company,  Inc.
               d/b/a ACE Motor Co.) and AutoPrime, Inc.**
     10.19     Asset  Purchase   Agreement   dated  December  30,  1998  between
               AutoCorp  Financial  Services,  Inc.  and ACE Motor  Company,  as
               Buyer, and Lenders Auto Resale Center of Texas,  Inc. and Lenders
               Liquidation Centers, Inc., as Seller.**
     10.20     Addendum to Promissory Note dated September 30, 1999  executed by
               AutoCorp Equities,Inc. in favor of AutoPrime, Inc.
     10.21     Promissory  Note   dated  April 16,  1999  executed  by  AutoCorp
               Equities, Inc. in favor of AutoPrime, Inc.
     10.22     Addendum to Promissory Note dated September 30, 1999  executed by
               AutoCorp Equities, Inc. in favor of AutoPrime, Inc.
     10.23     Promissory  Note   dated  April 16, 1999  executed   by  AutoCorp
               Equities,  Inc in favor of  AutoPrime,  Inc.
     10.24     Amendment  to  Unconditional  Tender  of AutoCorp  Preferred  and
               Common Stock dated  December 31, 1999  between AutoCorp Equities,
               Inc. and  AutoPrime, Inc.
     10.25     Promissory Note dated September 8, 1999 in the amount of $400,000 executed by ACE Motor Company in favor of AutoPrime, Inc.
     10.26     Promissory Note dated September 8, 1999 in the amount of $250,000 executed by ACE Motor Company in favor of AutoPrime, Inc.
     10.27     Promissory Note dated September 8, 1999 in the amount of $750,000 executed by ACE Motor Company in favor of AutoPrime, Inc.
     10.28      Business Loan Agreement dated September 8, 1999 in the amount of
               $400,000 executed by ACE Motor Company in favor of AutoPrime,
               Inc.
     10.29     Business Loan Agreement dated September 8, 1999 in the  amount of
               $250,000 executed by ACE Motor Company in favor of AutoPrime,
               Inc.
     10.30     Business Loan Agreement dated September 8, 1999 in the  amount of
               $750,000 executed by ACE Motor Company in favor of AutoPrime,
               Inc.
     21        List of Subsidiaries.
     27        Financial Data Schedule.
     99.1      Resume of Experience of Charles  Norman (This relates to "Item 9.
               Directors,  Executive  Officers,  Promoters and Control  Persons;
               Compliance  With Section  16(a) of the Exchange Act" in this Form
               10-KSB).*
----------------------------------------------------
     * Incorporated by reference to the exhibit with the same name and number attached to the Form 8-K filed by AutoCorp Equities, Inc. on March 11, 1999.

     (b)  Reports on form 8-K

         No report on Form 8-K was filed during the fourth (last) quarter of the fiscal year ended September 30, 1999.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AUTOCORP EQUITIES, INC.
                                   Registrant



Date: January 13, 2000             By: /s/  Hunter Ennis
                                       -----------------------------
                                            Secretary, Treasurer
                                            and Director (Principal Financial
                                            Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: January 13, 2000            By: /s/  Charles Norman
                                      -----------------------------
                                           Charles Norman
                                           President and Chief Executive Officer
                                           (Principal Financial Officer


Date: January 13, 2000            By: /s/  Darr Heath
                                      -----------------------------
                                           Darr Heath, Director

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998

                                                                     Page No.

INDEPENDENT AUDITORS' REPORT                                               1

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                       2

         Consolidated Statements of Operations                             4

         Consolidated Statements of Changes in
          Shareholders' Equity (Deficit)                                   5

         Consolidated Statements of Cash Flows                             7

         Notes to Consolidated Financial Statements                       10
















                                                                              F1

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
AutoCorp Equities, Inc.:

We have audited the accompanying consolidated balance sheets of AutoCorp Equities, Inc. and subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoCorp Equities, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital at September 30, 1999 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                         Hurley & Company


Granada Hills, California
December 9, 1999
                                        1

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1999 and 1998

                                                            1999         1998
                                                         ----------   ----------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                       $  347,046   $   51,979
         Notes receivable, net of allowance
          for doubtful accounts of $479,926
          and $0, respectively (Note 4)                     737,391         --
         Other receivable                                     5,783          468
         Inventory                                        1,607,538       95,297
         Prepaid expenses                                    59,066         --
                                                         ----------   ----------
                  Total current assets                    2,756,824      147,744

PROPERTY AND EQUIPMENT
         Furniture and fixtures                              11,295        5,500
         Office equipment                                   208,513        4,220
         Computer equipment                                  42,134         --
         Automobiles                                          2,500       14,500
         Machinery and equipment                             91,865       10,780
         Leasehold improvements                              21,674         --
                                                         ----------   ----------
                                                            377,981       35,000
         Less accumulated depreciation                       36,216        1,361
                                                         ----------   ----------
                                                            341,765       33,639

OTHER ASSETS
         Deposits                                             7,743         --
                                                         ----------   ----------
         Total assets                                    $3,106,332   $  181,383
                                                         ==========   ==========











The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1999 and 1998

                                                     1999            1998
                                                 ------------    ------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion, long-term debt                $    683,001    $    987,153
  Accounts payable                                    292,772         346,625
  Accrued expenses                                    529,302       1,143,336
  Sales tax payable (Note 5)                          641,824            --
  Line of credit (Note 7)                           1,196,921            --
  Related party payable (Note 13)                     538,847       5,678,208
  Note payable, related party (Note 13)             4,590,617            --
  Other current liabilities                           219,077         188,943
                                                 ------------    ------------
     Total current liabilities                      8,692,361       8,344,265

Long-term debt, net of current portion and net
 of discounts of $0 and $5,733, respectively             --         1,534,606

Provision for recourse liability (Note 9)           2,884,000       2,320,000

Related party payable (Note 13)                     6,578,485            --

Commitments and contingencies                            --              --

SHAREHOLDERS' DEFICIT:
Convertible preferred stock, no par value,
 5% non-cumulative; liquidation preference
 of $1.00 per share; 10,000,000 shares
 authorized, 0 shares issued and outstanding
 at September 30, 1999                                   --              --
Common stock, par value $.001; 110,000,000
 shares authorized, 6,137,184 and 6,099,435
 shares issued and outstanding at September
 30, 1999 and 1998, respectively                        6,137           6,099
Additional paid-in-capital                         11,536,718      11,469,716
Accumulated deficit                               (26,353,869)    (22,914,303)
Less treasury stock                                      --          (569,000)
Less shares in trust (Note 15)                       (227,500)           --
Less stock subscriptions receivable                   (10,000)        (10,000)
                                                 ------------    ------------
     Total shareholders' deficit                  (15,048,514)    (12,017,488)
                                                 ------------    ------------
     Total liabilities and
      shareholders' deficit                      $  3,106,332    $    181,383
                                                 ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended September 30, 1999, 1998 and 1997


                                         1999         1998         1997
                                     ------------ ------------ ------------
Net Revenues                         $ 13,356,609 $  4,098,074 $  3,177,217

Cost of sales                           9,440,944    3,517,643    2,370,098
                                     ------------ ------------ ------------
      Gross profit                      3,915,665      580,431      807,119

Selling, administrative
 and other operating expenses           4,449,155    9,952,292    2,023,249
Bad debt expense                          465,042
Provision for recourse liability        2,726,918    2,320,000         --
                                     ------------ ------------ ------------
Operating loss                         (3,725,450) (11,691,861)  (1,216,130)

Other expense:
  Interest expense                       (280,167)    (478,621)    (283,479)
  Miscellaneous                              --         (5,225)        --
  Costs of abandoned business
   combination agreements                    --           --        (20,750)
  Gain on disposition of subsidiaries     565,648         --           --
  Gain on disposal of asset                   403         --           --
  Loss on lot closings                       --       (144,740)        --
  Loss on conversion of
   debt to equity                            --       (184,023)        --
                                     ------------ ------------ ------------

Net loss                             $ (3,439,566)$(12,504,470)$ (1,520,359)
                                     ============ ============ ============

Net loss per share,
 basic and diluted                   $       (.56)$      (2.28)$       (.30)
                                     ============ ============ ============

Weighted average number
 of shares outstanding,
 basic and diluted                      6,122,328    5,484,807    5,098,584
                                     ============ ============ ============







The accompanying notes are an integral part of these consolidated financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
              For the Years Ended September 30, 1999, 1998 and 1997

                              Common Stock     Additional      Stock
                                        Par      Paid-In   Subscriptions  Shares in   Treasury    Accumulated
                             Shares    Value     Capital     Receivable    Trust      Stock        Deficit        Total
                           ---------  -------  -----------  ------------  ---------  ----------- ------------   -----------

Balance at
 September 30, 1996          156,532      156    8,931,793      (652,000)      --           --      (8,889,474)    (609,525)

Issuance of stock for
 cash and subscription       130,666      131       81,869       (12,000)      --           --            --         70,000

Issuance of stock to former
 officer for reduction
 of note payable             405,000      405      149,445          --         --           --           --         149,850

Shares issued for services   126,820      127      146,872          --         --           --           --         146,999

Cancellation of stock
 subscription agreement         --       --           --         652,000       --       (569,000)        --          83,000

Stock issued in acquisition
 of subsidiaries           4,281,000    4,281         --            --         --           --           --           4,281

Net loss for the year
 ended September 30, 1997       --       --           --            --         --           --      (1,520,359)  (1,520,359)
                           ---------  -------  -----------  ------------  ---------  -----------  ------------  ------------
Balance at
 September 30, 1997        5,100,018  $ 5,100  $ 9,309,979  $    (12,000) $    --    $  (569,000) $(10,409,833) $(1,675,754)

Shares issued to
 convert debt
 to equity                   490,076      490    1,839,400          --         --           --            --      1,839,890

Shares issued for services   227,141      227      212,227          --         --           --            --        212,454

Cancellation of stock
 subscription agreement      (20,000)     (20)      (1,980)        2,000       --           --            --           --

Shares issued to former
 officer per agreement       192,000      192         --            --         --           --            --           192


The accompanying notes are an integral part of these consolidated financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)(CONTINUED)
              For the Years Ended September 30, 1999, 1998 and 1997

                              Common Stock     Additional      Stock
                                        Par      Paid-In   Subscriptions Shares in   Treasury    Accumulated
                             Shares    Value     Capital     Receivable    Trust      Stock        Deficit         Total
                           ---------  -------  -----------  ------------  ---------  ----------- ------------   -----------

Shares issued to former
 officer for services        110,200  $   110  $   110,090  $       --    $    --    $      --   $       --     $   110,200

Net loss for the year
 ended September 30, 1998       --       --           --            --         --           --    (12,504,470)  (12,504,470)
                           ---------  -------  -----------  ------------  ---------  ----------- ------------   ------------
Balance at
 September 30, 1998        6,099,435    6,099   11,469,716       (10,000)      --       (569,000) (22,914,303)  (12,017,488)

Shares issued for services     2,737        3        2,734          --         --           --           --           2,737

Shares issued to convert
 debt to equity               22,000       22         --            --         --           --           --              22

Shares issued to
 acquire subsidiary           50,000       50       49,950          --         --           --           --          50,000

Shares cancelled
 per agreement               (36,988)     (37)        --            --         --           --           --             (37)

Shares received from
 former officers in
 debt relief              (2,653,500)     --          --            --         --     (1,724,775)        --      (1,724,775)

Shares issued to
 trust in disposition
 of subsidiaries           2,653,500      --        14,318          --     (227,500)   2,293,775         --       2,080,593

Net loss for the year ended
 September 30, 1999             --        --          --            --         --           --     (3,439,566)   (3,439,566)
                           ---------  -------  -----------  ------------  ---------  ----------- ------------   ------------
Balance at
 September 30, 1999        6,137,184  $ 6,137  $11,536,718  $    (10,000) $(227,500) $      --   $(26,353,869)  $(15,048,514)
                           =========  =======  ===========  ============  =========  =========== ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended September 30, 1999, 1998 and 1997

                                         1999          1998          1997
                                     ------------  ------------  -----------

Net loss                             $ (3,439,566) $(12,504,470) $(1,520,359)

Adjustments to reconcile net loss to net cash used in operating activities:


   Depreciation and
    amortization                           35,966       147,889       58,649
   Deferred income                           --         (74,099)    (352,799)
   Gain on disposal of asset                 (403)         --           --
   Gain on disposition of subsidiaries   (565,648)         --           --
   Loss on lot closings                      --         144,740         --
   Loss on conversion of
    debt to equity                           --         184,023         --
   Interest on related party debt          66,433        69,230         --
   Provision for Recourse Liability       564,000     2,320,000         --
   Provision for Doubtful Accounts        479,926          --           --
 Changes in:
   Accounts receivable                   (749,655)      816,856      360,155
   Related party payables               1,439,124     5,563,269       45,709
   Receivables from officers                  468        47,677      (37,652)
   Prepaid expenses                       (59,066)      406,685       (6,685)
   Inventory                           (1,497,741)      851,081     (902,677)
   Accounts payable                      (118,353)      575,425       47,669
   Accrued expenses                       300,308       898,573     (235,200)
   Sales tax payable                      641,824          --           --
   Line of credit                       1,196,921          --           --
   Other                                   22,391       26,976      (94,066)
                                     ------------  -----------  -----------
       Total adjustments                1,756,495   11,978,325   (1,116,897)
                                     ------------  -----------  -----------
       Net cash used in
        operating activities           (1,683,071)    (526,145)  (2,637,256)
                                     ------------  -----------  -----------

Cash flows from investing activities:
  Capital expenditures                   (300,276)    (102,072)    (102,667)
                                     ------------  -----------  -----------
     Net cash used in
      investing activities               (300,276)    (102,072)    (102,667)
                                     ------------  -----------  -----------





The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              For the Years Ended September 30, 1999, 1998 and 1997


                                         1999          1998          1997
                                    ------------   -----------   -----------
Cash flows from financing activities:

  Principal payments
   on long-term debt                $ (2,827,207)  $  (466,767)  $   (54,080)
  Additional borrowings                5,105,621       993,124     2,751,575
  Proceeds from issuance
   of common stock                          --             192          --
  Cancellation of stock
   subscription agreement                                  (20)         --
                                    ------------   -----------   -----------
     Net cash provided by
      financing activities             2,278,414       526,529     2,697,495
                                    ------------   -----------   -----------
Net increase/(decrease) in
  cash and cash equivalents              295,067      (101,688)      (42,428)

Cash and cash equivalents
  at beginning of period                  51,979       153,667       196,095
                                    ------------   -----------   -----------
Cash and cash equivalents
  at end of period                  $    347,046   $    51,979   $   153,667
                                    ============   ===========   ===========

Supplemental disclosures of cash flow information:

  Cash paid for interest            $    149,424   $   215,143   $    25,319
                                    ============   ===========   ===========

  Cash paid for income taxes        $       --     $      --     $      --
                                    ============   ===========   ===========














The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              For the Years Ended September 30, 1999, 1998 and 1997


                                  1999         1998          1997
                             ------------  -----------   -----------
Non-cash transactions

  Stock issued for services  $      2,737  $   212,454   $   146,999
  Stock issued to former
   officer for services              --        110,200          --
  Stock issued to former
   officer for reduction
   of note payable                   --           --         149,850
  Stock issued to convert
   debt to equity, net of
   $119,584 of costs relating
   to conversion                     --      1,839,890          --
  Treasury stock obtained
   in cancellation of
   subscription agreement            --           --         569,000
  Services provided for
   cancellation of stock
   subscription agreement            --           --          83,000
  Stock subscription
   issued for stock                  --           --          12,000
  Company cars transferred
   to inventory                    14,500         --            --
  Debt issued to acquire
   notes receivable               473,445         --            --
  Stock issued to acquire
   fixed assets                    50,000         --            --

During December 1998, the Company combined certain liabilities to AutoPrime and tendered preferred stock (see Notes 2 and 15) totaling $6,578,448 and net other equity of $355,803 in exchange for the extinguishments of $2,223,159 of debt, $4,278,068 of related party payables and $1,028,306 of other liabilities resulting in a net gain on disposition of subsidiaries of $565,648. The other equity consisted of $1,724,775 in treasury stock obtained in the disposition of the Company's subsidiaries, $227,500 of treasury stock received into a trust, other treasury stock of $2,293,775 issued in extinguishments of debt and liabilities and $14,303 for 22,000 shares of common stock converted from debt at $0.65 per share.



The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization
 ------------

         AutoCorp Equities, Inc. (the "Company") was incorporated in Colorado on January 2, 1986 under the name Vivatae, Inc. and completed its initial public offering in May, 1986. In November 1986, the Company acquired all of the outstanding stock of Eagle Entertainment, Inc. and changed its name t o Eagle Entertainment, Inc. ("EEI"). Through its subsidiaries, EEI provided performance guarantees for motion picture productions.

         In September 1990, the Company divested its subsidiaries and acquired Arizona based corporations engaged in retailing and financing of motor vehicles.

         On January 3, 1992, the Company changed its name to Eagle Holdings, Inc. On October 20, 1993, the Company formed a Nevada Corporation named Eagle Automotive Enterprises, Inc. Eagle Holdings, Inc. was then merged into Eagle Automotive Enterprises, Inc., a shell corporation without any substantial assets or equity.

         On March 28, 1994, the Company divested its automotive subsidiaries and acquired Diamond Entertainment II, Inc., a Utah corporation licensed by the Samuel Goldwyn Company to produce live productions of "American Gladiators". On April 6, 1994, the Company changed its name to Chariot Entertainment, Inc.

         On December 31, 1994, the licensing agreement with the Samuel Goldwyn Company expired and the Company divested its subsidiaries to seek business combination candidates as it re-entered the business development stage.

         On September 30, 1996, the Company changed its name to AutoCorp Equities, Inc. and began selling and financing automobiles. In January 1997, the Company organized a subsidiary, Lenders Liquidation Center Reconditioning ("Recon"), to provide reconditioning services to used cars obtained by purchase and trade in at the Company's automobile lots. In July 1997, the Company acquired 100% of the outstanding stock of Consumer Investment Corporation ("CIC"), Consumer Insurance Services, Inc.("CIS") (including Consumer Insurance Company (Cayman)), and Lenders Liquidation Centers, Inc. ("LLC") in exchange for stock.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Organization (continued)
 ------------

         This transaction resulted in the shareholders of the acquired companies becoming the majority shareholders of AutoCorp Equities, Inc. The acquired companies are engaged in the sales, financing and insurance of used cars.

         In August 1998, the Company purchased the assets of Suburba Acquisition Company, which sells and finances used automobiles, for cash and notes in conjunction with the acquisition. In November 1998, Suburba Acquisition Company separated the finance servicing arm of the company into a new corporation named AutoCorp Financial Services, and changed the name of the used automobile purchase and sales arm to Ace Motor Company.

         In December 1998, the Company disposed of its subsidiaries CIC, CIS, LLC and Recon in exchange for the Company's common stock and assumption of debt.

         In April 1999, the Company acquired certain assets of Horizon Auto Sales for stock.

         In June 1999, the Company acquired a retail installment contracts from a dealer in Lufkin, Texas notes in conjunction with the acquisition. In July 1999, the Company started a car lot in Lufkin as Circus Motors.

 Consolidated basis
 ------------------

         The consolidated financial statements of the Company include the accounts of AutoCorp Equities, Inc., ("AutoCorp"), AutoCorp Financial Services ("AFS"), Circus Motors ("Circus") and ACE Motors, Inc. ("ACE", formerly Suburba Acquisition Company). All material intercompany accounts and transactions have been eliminated in consolidation.

 Use of estimates
 ----------------

         The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Use of estimates (continued)
 ----------------

         reported amounts of assets and liabities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Fair value of financial instruments
 -----------------------------------

         Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

         Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

         Since the fair value is estimated at September 30, 1999, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

         The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The recorded balance of notes payable less the amount discounted at issuance is estimated to be the fair value since the rates specified in the notes approximate current market rates.

 Revenue recognition
 -------------------

         Revenue from automobile sales is generally recognized when possession of the automobile changes. Service fees are based on a percentage of collections and are earned over the life of the notes. Service fee revenue is recognized as notes are collected.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Advertising and promotional costs
 ---------------------------------

         Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $47,699 and $680,058 in 1999 and 1998, respectively.

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


NOTE 2.  BASIS OF PRESENTATION

         During the two years ended September 30, 1999 and 1998, the Company's operations were negatively impacted by the poor performance of the automobile sales and financing subsidiaries. The Company has a shareholders' deficit of approximately $15,000,000 at September 30, 1999 and a history of operating losses. At September 30, 1999, the Company also had negative working capital of approximately $6,000,000.

         Management's plans to return to profitability are three-fold. First, to divest itself of the non-productive subsidiaries. Second, to reduce debt and make arrangements to reduce the Company's exposure to further liability. Third, to achieve operational profitability by generating higher quality notes receivable. The Company has no plans to purchase portfolios in the near term.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 2.  BASIS OF PRESENTATION (continued)

         The Company completed the first part of its plan by exchanging its non-producing subsidiaries CIC, CIS, LLC and Recon for 2,653,500 shares of the Company's common stock from the Merritt Group (a group comprised of former officers of the Company).

         The second part of management's plan is in process. The Company tendered 6,578,485 shares of preferred stock to AutoPrime (a related party) in satisfaction of the Company's liability at December 30, 1998. This transaction has not yet been finalized as the shares have not been accepted by AutoPrime.

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


NOTE 3.  RECENT PRONOUNCEMENTS

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS 121, and reviews its long-lived assets for recoverability to determine if an impairment loss needs to be recognized.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 estabilishes new accounting and reporting standards for derivative financial instruments and for hedging activities. The Company will adopt SFAS 133 in fiscal year 2001, the effective date of SFAS 133.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 4.  NOTES RECEIVABLE

         Notes receivable consist of the following at September 30, 1999 and 1998:
                                                  1999             1998
                                             ------------      -----------
         Notes receivable, secured by autos,
          interest from 24% to 27% in 36
          month terms.  Maturing by 2002.    $  1,217,317      $       -
         Allowance for doubtful accounts           79,926              -
         Provision for discount on
          sale of notes receivable                400,000              -
                                             ------------      ----------
                                             $    737,391      $       -
                                             ============      ==========

         The Company expects to sell its notes receivable within one year.

NOTE 5.  SALES TAX PAYABLE

         In the process of selling cars, sales tax is added to the financing agreement for its customers. The Company currently estimates, and has recorded, a sales tax liability of approximately $433,000 for the remaining balances on the related installment note portfolio. The Company currently pays sales taxes as proceeds are collected from the financing agreements. An additional amount has been accrued against any contingent liabilities which may arise from the sale of its installment notes and any acceleration of the sales taxes due.

NOTE 6.  INCOME TAXES

         The Company has incurred net book operating losses of approximately $26,000,000 and corresponding tax net operating losses of approximately $26,000,000 since inception. The Company has not yet filed tax returns and therefore has not determined the amount of those losses which may be used to offset future taxable income. The Company plans to file all tax returns that are delinquent.

         The deferred tax benefit at statutory rates is approximately $8,000,000 and expires by 2013. This amount is offset by a reserve for doubtful utilization. Any changes of stock ownership exceeding 50% would limit the Company's ability to use the loss carryforwards. Since the Company has not yet developed a history of profitable operations, utilization of the loss carryforwards cannot be reasonably assured.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

NOTE 7.  LINE OF CREDIT

         The Company currently has two lines of credit totaling $1,400,000 with AutoPrime to purchase used and repossessed cars for resale on the Company lots. Both lines of credit, or flooring plans, are secured 100% by the vehicle inventory. The line to purchase used cars is for $1,000,000 and bears interest at a rate of 14.75% per annum. The line to purchase repossessed cars is for $400,000 and bears interest at 12% per annum. The current agreements expire March 8, 2000. There are certain covenants in the agreement that allow for an earlier due date. At September 30, 1999, $995,745 of the line had been used with $404,255 available. Also, at September 30, 1999 there were drafts on the line totaling $201,176 which had not yet been paid by AutoPrime, bringing the total line payable to $1,196,921.

NOTE 8.  LONG-TERM DEBT

         Long-term debt at September 30, 1999 and 1998 consisted of the following:
                                           September 30,    September 30,
                                               1999             1998
                                           ------------     -------------
         Note payable, unsecured, for
          acquisition of car lot, payable
          in quarterly installments of
          $50,000.  No interest is charged
          on note.  Matures March 2000     $     134,000     $    284,000

         Note payable, secured by retail
          installment notes, payable at
          maturity.  Interest on matured,
          unpaid principal at 12% per annum.
          Matures December 1999                 473,445              --

         Note payable, unsecured, for
          acquisition of finance servicing
          facility,  payable in monthly
          installments of $9,444.  No
          interest is charged on note.
          Matures May 2000.                      75,556              --

         Notes payable, unsecured, payable
          at maturity plus accrued interest at
          rates from 10% to 24% per annum.
          Converted to stock December 1998         --           2,197,392

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 8.  LONG-TERM DEBT (Continued)
                                           September 30,    September 30,
                                               1999             1998
                                           ------------     -------------
         Note payable, unsecured, payable
          at maturity plus interest
          at 8% per annum.  Fully due and
          payable, matured September 1998          --              20,492

         Capital lease, secured by
          equipment, payable in monthly
          installments of $848 plus
          interest at 14% per annum.
          Transferred to former officers in
          December 1998                            --              16,685

         Capital lease, secured by
          equipment, payable in
          monthly installments of $277
          plus interest at 16% per annum.
          Transferred to former officers
          in December 1998                 $       --        $      8,923
         Unamortized discounts                     --              (5,733)
                                           ------------      ------------
                                                683,001         2,521,759
         Less current portion                   683,001           987,153
                                           ------------      ------------
                                           $       --        $  1,534,606
                                           ============      ============

NOTE 9.  COMMITMENTS AND CONTINGENCIES

         The Company leases office space and auto lots under noncancellable operating lease agreements which require payments of $17,109 per month and expire in June 2004. Future minimum annual payments required under the leases are as follows:

                        September 30, 2000                $ 189,584
                        September 30, 2001                  115,997
                        September 30, 2002                   96,164
                        September 30, 2003                   42,000
                        September 30, 2004                   31,500
                                                          ---------
                                                          $ 475,245
                                                          =========

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 9.  COMMITMENTS AND CONTINGENCIES (continued)

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

         In December 1995, the Company's subsidiary, CIC, entered into a factoring agreement with Travelers Acceptance Corporation ("TAC"). The agreement allowed TAC to buy the Company's notes receivable at 70% of the face value of the notes. TAC would then remit to the Company 20% of the customer payments received. The Company stopped submitting notes to TAC in October 1997. At September 30, 1998, TAC held notes totaling $681,141, of which the Company would be contingently liable to repay approximately $480,000 to TAC if the various note holders all defaulted. As of December 30, 1998, the Merritt Group assumed responsibility for this liability.

         In October 1997, the Company entered into an agreement with AutoPrime to provide financing for the Company's automobile transactions. The agreement allows AutoPrime to buy the notes at a percentage of face value (ranging from 55% to 70%) and then to pay the Company an additional percentage less the service fee (ranging from 20% to 37%) on all principal collections. The loss ratios of the notes sold have been much greater than expected to date. However, with a change in management and changes in the Company's lending criteria, management expects to have better loan collection results in future periods. The loan balances and contingent losses reserved are as follows:

                                         September 30,       September 30,
                                            1999                 1998
                                         ------------        ------------
         Total liability, including
          the contracts sold by
          related parties.               $ 11,536,000        $  7,730,000
         Recorded provision for
          recourse liability, estimated
          at 25% and 30% of total contracts
          outstanding, respectively      $  2,884,000        $  2,320,000

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 10. STOCK OPTION PLAN

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

         Accounting for the stock option plan is in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. Since common stock, rather than stock options, has been issued for the full value of services rendered, there is no additional compensation to be disclosed under the Company's stock-based compensation plan, as required by the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As of September 30, 1999 and 1998, there were no options outstanding and 979,120 shares, had been issued. At September 30, 1999 and 1998, there were 1,020,880 shares available for future issuance.


NOTE 11. CONCENTRATION OF CREDIT RISK

         The Company is reliant on the financing supplied by AutoPrime. At September 30, 1999 and 1998, substantially all of the auto loans made by the Company and its flooring line were financed by AutoPrime. In December 1998, AutoPrime was tendered preferred shares and approximately 18% of the Company's common stock outstanding in exchange for certain debts and other consideration. Management believes that because of the related party relationship, the Company will be able to continue to finance its automobile transactions.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 12. STOCK TRANSACTIONS

         The Company issued 2,737 and 227,141 shares of common stock at $1.00 and $0.94, respectively, for accounting and consulting services totaling $2,737 and $212,454 at September 30, 1999 and 1998, respectively.

         During 1999, the Company issued 50,000 shares of common stock at $1.00 per share for the acquisition of a car lot.

         In January 1998, CIC started delivering shares of AutoCorp Equities, Inc. common stock to holders of its unsecured notes payable as the unsecured notes began to mature. As of September 30, 1999, 22,000 shares had been issued for $57,200, which converted $88,000 of CIC's notes. As of September 30, 1998, 490,076 shares had been issued for $1,839,890 which converted $1,400,570 of CIC's notes, which were in default, $255,297 of accrued interest, and resulted in a loss on conversion of $184,023. The Company expects all of the CIC notes to be converted to stock by January 31, 2000, and has set aside approximately 654,000 shares of common stock for this conversion of notes.

         Also during 1998, the Company issued 172,000 shares of common stock at par value ($.001 per share) to a former officer of the Company as part of his severance agreement with the Company and 110,200 shares of common stock at $1.00 per share to another former officer as part of a separate agreement.


NOTE 13. RELATED PARTY TRANSACTIONS

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

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 13. RELATED PARTY TRANSACTIONS (Continued)

         The balances of amounts owed to AutoPrime, primarily as a result of repurchase obligations, at September 30, 1999 and 1998 were $538,847 and $5,678,208, respectively.

         In April and September 1999, the Company issued promissory notes to AutoPrime totaling $4,935,620 to restructure payables to AutoPrime. These notes require monthly payments totaling $100,000, are due June 1, 2000 and incur interest at 9% per annum. At September 30, 1999 the balance on these notes was $4,590,617.

         Certain former officers of the Company had various contingent agreements with the Company. Management believes that no additional payments will be made on these agreements in excess of what has been accrued.

         In June 1999, the Company moved into offices as a tenant of AutoPrime. Currently the Company has a month to month lease with monthly rent payment of $4,743.


NOTE 14. LITIGATION

         The Company was a defendant in a civil action filed by the U.S. Securities and Exchange Commission for securities law violations from January 1993 to August 1994 by certain persons using a prior name of the Company. The Company was dismissed as a defendant in the action on October 7, 1999, and no further action is anticipated at this date.

         From time to time in the ordinary course of business, the Company is involved in litigation. In the estimation of both management and legal counsel, the ultimate result of any litigation would not have a material adverse effect on the financial statements beyond what is already accrued on the balance sheet.


NOTE 15. SHARES HELD IN TRUST

         The Company created three trusts to distribute the shares previously held in treasury and the shares obtained from the Merritt group executives. One trust, with 2,517,000 shares, was

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 15. SHARES HELD IN TRUST (Continued)

         designated to assist in satisfying portions of the debts of the Merritt Group and the Company. 1,091,113 shares of common stock were tendered to AutoPrime as compensation for certain debt relief. Approximately 654,000 of the remaining trust shares are designated to allow CIC to convert notes to equity (see note 12 above). The treasury shares in this trust are part of the cost of the disposition of the subsidiaries.

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

         All three trusts are controlled by the president of the Company.


NOTE 16. SUBSEQUENT EVENTS

         In October 1999, the former owner of Angelina Motor Cars, who sold the Company installment notes for a note totaling $473,445 payable by December 1999, agreed with the Company to accelerate payment terms. The Company paid the note in three installments ($300,000 in November 1999, and two installments $96,500 each in December 1999). As a result of these payments, the Company acquired the stock of Angelina Motor Cars, which was not a part of the original agreement.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 17. BUSINESS SEGMENTS

         The principal business of the Company is the selling and financing of automobiles. At September 30, 1999 and 1998, the Company had three and five subsidiaries, respectively. (1) ACE Motor Company, (2) Circus Motors, (3) Consumer Investment Company and (4) Lenders Liquidation Centers which all sell automobiles, (5) Lenders Liquidation Center Reconditioning which reconditioned and made ready for resale cars acquired by trade in, repossession or purchase at auction, (6) Consumer Insurance Services, Inc. which offered insurance to customers of its automobile retail lots and (7) AutoCorp Financial Services, which serves as the financing and servicing arm of the Company.

                                                                                          Capital       Depreciation/
                                              Revenues        Net Loss        Assets    Expenditures    Amortization
         Year ended September 30, 1999:
           Automobile retail lots           $11,580,947    $ (3,328,698)  $ 2,554,156   $    102,758    $    14,839
           Financing and servicing            1,775,662        (396,752)      552,176        197,518         21,127
                                            -----------    ------------   -----------   ------------    -----------
                                            $13,356,609      (3,725,450)  $ 3,106,332   $    300,276    $    35,966
                                            ===========                   ===========   ============    ===========
         Net interest expense and other                         285,884
                                                           ------------
                                                           $ (3,439,566)
                                                           ============
         Year ended September 30, 1998:
           Automobile retail lots            $3,881,748    $(11,415,610)  $   177,066   $    102,072    $   147,191
           Reconditioning center                213,349        (134,450)        4,146           --              698
           Insurance service                      2,977        (141,801)          171           --             --
                                             ----------    ------------   -----------   ------------    -----------
                                             $4,098,074     (11,691,861)  $   181,383   $    102,072    $   147,889
                                             ==========                   ===========   ============    ===========
         Net interest expense and other                        (812,609)
                                                           ------------
                                                           $(12,504,470)
                                                           ============
         Year ended September 30, 1997:
           Automobile retail lots            $2,988,073    $ (1,024,794)  $ 2,330,926   $     99,042    $    58,649
           Reconditioning center                 96,416        (172,271)       15,820          3,625           --
           Insurance service                     92,728         (19,065)      269,719           --             --
                                             ----------    ------------   -----------   ------------    -----------
                                             $3,177,217      (1,216,130)  $ 2,616,465   $    102,667    $    58,649
                                             ==========                   ===========   ============    ===========
         Net interest expense and discontinued operations      (304,229)
                                                           ------------
                                                           $ (1,520,359)
                                                           ============

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 18. BUSINESS PURCHASES

         During the year ended September 30, 1999, a subsidiary of the Company, ACE Motors, acquired the assets of a car lot, Horizon, and started business at a location from which the Company had previously bought note portfolios, Circus Motors. The audited financial statements were prepared including the six and four months of operations for Horizon and Circus, respectively, adjusted to reflect purchase accounting. The Company's pro forma results from operations is not necessarily indicative of the consolidated results for the year ended September 30, 1999, nor is it necessarily indicative of future operating results of the Company. The following table shows data from the Company's continuing businesses and annualized data from the two new entities.




                    Continuing                                   Pro Forma
                    Businesses       Circus        Horizon         Total
                   ------------   ------------   ------------   ------------

Revenues            $6,284,439     $9,069,320     $8,098,127     $23,451,886

Net (loss)/income   (3,293,530)        54,304       (234,939)     (3,474,165)

(Loss/Earnings
   per share        $    (0.54)          0.01     $    (0.04)          (0.57)