Form 10QSB
period 1999-12-31
AUTOCORP EQUITIES INC
filed 2000-02-18
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

[   ]    TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                For the transition period from ___________ to _______________

                        Commission file number 000-15216


                             AUTOCORP EQUITIES, INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                         87 - 0522501
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

                        2740 N. Dallas Parkway, Suite 110
                               Plano, Texas 75093
                    (Address of Principal Executive offices)

                                  972.378.5355
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,189,971 shares of Common Stock, $.001 par value, as of January 31, 2000.

     Transitional Small Business Disclosure Format (check one): Yes___ No X

                                      INDEX



                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets at December 31, 1999
            (unaudited) and September 30 1999                               2

            Condensed    Consolidated    Statements   of   Operations
            (unaudited) for the three months ended December 31, 1999
            and December 31, 1998                                           4

            Condensed   Consolidated   Statements   of  Cash   Flows
            (unaudited) for the three months ended December 31, 1999
            and December 31, 1998                                           5

            Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                     8

Item 2.     Management's Discussion and Analysis or Plan of Operation      12


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                              15

Item 2.     Changes in Securities and Use of Proceeds                      15

Item 3.     Defaults Upon Senior Securities                                15

Item 4.     Submission of Matters to a Vote of Security Holders            15

Item 5.     Other Information                                              15

Item 6.     Exhibits and Reports on Form 8-K                               15

Signatures                                                                 16

                                     Part I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    December 31, 1999 and September 30, 1999

                                                 December 31,   September 30,
                                                      1999            1999
                                                -------------   -------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents              $    159,325    $     347,046
         Notes receivable, net of allowance
          for doubtful accounts of $329,975
          at December 31,1999 and $479,926
          at September 30,1999                        458,077         737,391
         Other receivables                             12,238           5,783
         Inventory                                  1,401,257       1,607,538
         Prepaid expenses                              54,283          59,066
                                                -------------   -------------
                  Total current assets              2,085,180       2,756,824

PROPERTY AND EQUIPMENT
         Furniture and fixtures                        11,295          11,295
         Office equipment                             213,862         208,513
         Computer equipment                            43,897          42,134
         Automobiles                                    2,500           2,500
         Machinery and equipment                      100,103          91,865
         Leasehold improvements                        21,674          21,674
                                                -------------   -------------
                                                      393,331         377,981
         Less accumulated depreciation                 42,496          36,216
                                                -------------   -------------
                                                      350,835         341,765

OTHER ASSETS
         Deposits                                       7,764           7,743
                                                -------------   -------------
         Total assets                           $   2,443,779   $   3,106,332
                                                =============   =============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AUTOCORP EQUITIES,INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    December 31, 1999 and September 30, 1999

                                                December 31,  September 30,
                                                    1999          1999
                                              -------------   -------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion, long-term debt             $     131,223   $     683,001
  Accounts payable                                  396,286         292,772
  Accrued expenses                                  490,018         529,302
  Sales tax payable                                 947,488         641,824
  Line of credit                                  1,397,133       1,196,921
  Related party payable                           1,627,193         538,847
  Note payable, related party                     4,235,620       4,590,617
  Other current liabilities                         193,853         219,077
                                              -------------   -------------
     Total current liabilities                    9,418,814       8,692,361


Provision for recourse liability                  3,228,000       2,884,000

Related party payable                             6,578,485       6,578,485

Commitments and contingencies                             -               -

SHAREHOLDERS' DEFICIT:
Convertible preferred stock, no par value,
 5% non-cumulative; liquidation preference
 of $1.00 per share; 10,000,000 shares
 authorized, 0 shares issued and outstanding
 at December 31, 1999                                     -               -
Common stock, par value $.001; 110,000,000
 shares authorized, 6,189,971 and 6,137,184
 shares issued and outstanding at December 31,
 1999 and September 30,1999,respectively              6,190           6,137
Additional paid-in-capital                       11,584,392      11,536,718
Accumulated deficit                             (28,134,602)    (26,353,869)
Less shares in trust                               (227,500)       (227,500)
Less stock subscriptions receivable                 (10,000)        (10,000)
                                              -------------   -------------
     Total shareholders' deficit                (16,781,520)    (15,048,514)
                                              -------------   -------------
     Total liabilities and
      shareholders' deficit                   $   2,443,779   $   3,106,332
                                              =============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                        3

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              For the Three Months Ended December 31, 1999 and 1998

                                                       Three Months Ended
                                                          December 31,
                                                       1999          1998
                                                  ------------  ------------
Net Revenues                                      $  6,548,529  $  1,027,078

Cost of sales                                        5,479,363       534,039
                                                  ------------  ------------
      Gross profit                                   1,069,166       493,039

Selling, administrative
 and other operating expenses                        1,473,328       645,235
Provision for recourse liability                     1,219,515       330,000
                                                  ------------  ------------
Operating loss                                      (1,623,677)     (482,196)

Other expense:
  Interest expense                                    (157,056)     (162,796)
  Gain on disposition of subsidiaries                      -         595,245
                                                  ------------  ------------

Net loss                                          $ (1,780,733) $    (49,747)
                                                  ============  ============

Net loss per share,
 basic and diluted                                $       (.29) $       (.01)
                                                  ============  ============

Weighted average number
 of shares outstanding,
 basic and diluted                                   6,170,463     6,155,218
                                                  ============  ============







The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              For the Three Months Ended December 31, 1999 and 1998

                                                        1999           1998
                                                   ------------   ------------

Net loss                                           $( 1,780,733)  $  (  49,747)

Adjustments to reconcile
 net loss to net cash used
 in operating activities:
   Depreciation and
    amortization                                          6,280          9,788
   Gain on disposition of subsidiaries                      -         (595,245)
   Provision for recourse liability                     344,000        330,000
 Changes in:
   Accounts receivable                                      -         (187,624)
   Notes receivable                                     279,314            -
   Related party payables                               733,349            -
   Prepaid expenses                                       4,783            -
   Inventory                                            206,281       (602,207)
   Accounts payable                                     103,514        611,591
   Accrued expenses                                     (39,284)           -
   Sales tax payable                                    305,664            -
   Line of credit                                       200,212        602,960
   Other                                                 16,027          1,700
                                                   ------------   ------------
       Total adjustments                              2,160,140        170,963
                                                   ------------   ------------
       Net cash provided by
        operating activities                            379,407        121,216
                                                   ------------   ------------

Cash flows from investing activities:
  Capital expenditures                                 ( 15,350)      (172,395)
                                                   ------------   ------------
     Net cash used in
      investing activities                             ( 15,350)      (172,395)
                                                   ------------   ------------





The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENDED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
              For the Three Months Ended December 31, 1999 and 1998


                                                       1999          1998
                                                   -----------   -----------
Cash flows from financing activities:

  Principal payments
   on long-term debt                               $  (551,778)  $   (25,744)
  Additional borrowings                                  -           170,000
                                                   -----------   -----------
     Net cash provided (used) by
      financing activities                            (551,778)      144,256
                                                   -----------   -----------
Net increase/(decrease) in
  cash and cash equivalents                           (187,721)       93,077

Cash and cash equivalents
  at beginning of period                               347,046        51,979
                                                   -----------   -----------
Cash and cash equivalents
  at end of period                                 $   159,325   $   145,056
                                                   ===========   ===========

Supplemental disclosures of cash flow information:

  Cash paid for interest                           $   157,056   $    10,914
                                                   ===========   ===========

  Cash paid for income taxes                       $       -     $       -
                                                   ===========   ===========











The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
              For the Three Months Ended December 31, 1999 and 1998


                                               1999          1998
                                           -----------   -----------
Non-cash transactions

  Stock issued for services                $    52,787   $     2,737




During the three months ended December 31, 1998, the Company tendered preferred shares valued at $6,578,485 and net other equity of $355,803 in exchange for the extinguishment of $2,223,159 of debt, $4,278,068 of related party payables and $1,028,306 of other liabilities resulting in a net gain on disposition of subsidiaries of $595,245. The other equity consisted of $1,724,775 in treasury stock obtained in the disposition of the Company's subsidiaries, $227,500 of treasury stock received into a trust, other treasury stock of $2,293,775 issued in extinguishment of debt and liabilities and $14,303 for 22,000 shares of common stock converted from debt at $0.65 per share.





The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1999


NOTE 1.  BASIS OF PRESENTATION


In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows for the periods shown.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the respective three month periods are not necessarily indicative of the results to be expected from a full year of operations.


These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended September 30, 1999.

A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.

During the three months ended December 31, 1999 and the full year ended September 30, 1999, the Company's operations were negatively impacted by the poor performance of the automobile sales and financing subsidiaries. The Company has a shareholder's deficit of approximately $16,782,000 at December 31, 1999 and a history of operating losses. At December 31, 1999, the Company also had negative working capital of approximately $7,335,000.

Management's plans to return to profitability are three-fold. First, to divest itself of non-productive operations. Second, to reduce debt and make arrangements to reduce the Company's exposure to further liability. Third, to generate higher quality notes receivable. The Company has no plans to purchase note portfolios in the near term.

It is not possible to predict the success of management's subsequent efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                December 31, 1999



NOTE 2.  NOTES RECEIVABLE

Notes receivable consist of the following at December 31, 1999 and September 30, 1999:


                                                     December 31,  September 30,
                                                          1999           1999
                                                    -------------  -------------

Notes receivable, secured by autos, interest
  rate from 24% to 27%, 36 month terms,
  maturing by 2002                                  $     788,052  $   1,217,317
Allowance for doubtful accounts                           156,960         79,926
Provision for discount on sale of notes receivable        173,015        400,000
                                                    -------------  -------------
                                                    $     458,077  $     737,391
                                                    =============  =============

The Company expects to sell its notes receivable within a year.


NOTE 3.  DISPOSITION OF SUBSIDIARIES


In December, 1998, an agreement was reached between the two officers (and largest shareholders) of the Company and the largest creditor of the Company. The Company agreed to take back 2,653,500 shares of common stock owned by the two officers. In exchange, the Company transferred and disposed of control over certain operations of the Company to individuals who were officers of the Company. The largest creditor, AutoPrime, was tendered 1,091,113 shares of common stock and 6,578,485 shares of preferred stock, in exchange for the conversion of debt of $6,081,042. These shares were placed in trust for AutoPrime. The Company further agreed to put certain shares in trust accounts to help settle other liabilities and contingencies, including obligations to certain long-term bondholders.


NOTE 4.  LINE OF CREDIT


The Company currently has two lines of credit totaling $1,400,000 with AutoPrime to purchase used and repossessed cars for resale on the Company lots. Both lines of credit, or flooring plans, are secured 100% by the vehicle inventory. The line to purchase used cars is for $1,000,000 and bore interest at a rate of 15% per annum at December 31, 1999. The line to purchase repossessed cars is for $400,000 and bears interest at 12% per annum. The current agreements expire March 8, 2000. There are certain covenants in the agreements that allow for an earlier due date. At December 31, 1999 and September 30 ,1999, the amount outstanding against the total was $1,397,133 and $1,196,921, respectively.



                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                December 31, 1999


NOTE 5.  LONG - TERM DEBT


Long - term debt at December 31, 1999 and September 30, 1999 consisted of the following:

                                                             December 31,   September 30,
                                                                  1999            1999
                                                            -------------   -------------
Note payable, unsecured, for acquisition of car lot,
    payable in quarterly installments of $50,000,
    non-interest bearing, matures March 2000                $      84,000   $     134,000
Notepayable,  secured by retail installment notes,
    interest on matured, unpaid principal payable at
    12% per annum, matures December 1999                              -           473,445
Note payable, unsecured, for acquisition of finance
    servicing facility, payable in monthly installments
    of $9,444, non-interest bearing, matures May 2000              47,223          75,556
                                                            -------------   -------------
                                                                  131,223         683,001
Less current portion                                              131,223         683,001
                                                            -------------   -------------
                                                            $         -     $         -
                                                            =============   =============



NOTE 6.  COMMITMENTS  AND CONTINGENCIES


The Company leases office space and auto lots under non-cancelable operating lease agreements which require payments of $17,109 per month and expire in June 2004.

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

In October 1997, the Company entered into an agreement with AutoPrime to provide financing for the Company's automobile transactions. The agreement allows AutoPrime to buy the notes at a percentage of face value (ranging from 55% to 70%) and then to pay the Company an additional percentage as a service fee (ranging from 20% to 37%) on all gross collections. The loss ratios of the notes sold have been much greater than expected to date. However, with a change in management and changes in the Company's lending criteria, management expects to have better loan collection results in future periods. The loan balances and contingent losses reserved are as follows:

                                                   December 31,    September 30,
                                                        1999             1999
                                                  -------------    -------------
Total liability, including the contracts sold
   to related parties                             $  12,900,000    $  11,536,000

Recorded provision for recourse liability             3,228,000        2,884,000

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                December 31, 1999


NOTE 7.  STOCK TRANSACTIONS


In November 1999, the Company issued 52,787 shares of common stock at $ .001 par value for consulting services.



NOTE 8.  RELATED PARTY TRANSACTIONS

In April and September 1999, the Company issued promissory notes to AutoPrime totaling $4,935,620 to restructure payables to AutoPrime. These notes require monthly payments totaling $100,000, are due June 1, 2000 and incur interest at 9% per annum. At December 31, 1999 the balance on these notes was $4,235,620.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                December 31, 1999


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

               (a)   Plan of Operation.
                     Not Applicable.

               (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward  looking statements:

This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") . Such statements may include, but not be limited to, projections of revenue, income, or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate" , "project" and similar expressions identify forward looking statements, which speak only as of the date the statement was made.

Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10 - QSB, including those in the notes to the Company's consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.


RESULTS OF OPERATIONS


Overview

The Company operates "Buy Here - Pay Here" used car dealerships and underwrites, finances and services retail installment contracts generated by sales of used cars by the Company's dealerships. The Company targets the non - prime borrowing segment of the automobile financing industry. The Company finances much of its operations by selling the contracts to various lending sources on a full recourse basis. The contracts are sold at a 30% to 45% discount and the Company retains certain servicing income from collection of the contracts.

In fiscal 1999 the Company experienced a complete transformation from 1998. The operations and management were dramatically changed. Most of the used car lots operated in 1998 were closed and new lots were added so that at the end of fiscal 1999 the Company was operating five lots in total, all of which were in Texas. Three are in Dallas, one in Austin and one in Lufkin. A change of control took place and a new Chief Executive Officer was hired who has put a new management team in place. A loan servicing operation was established with four offices, one in Kentucky and three in Texas. Both the level of car sales and the volume of retail installment contracts serviced increased significantly. Although the Company is in the same business , the size, focus and direction that currently is in place bears little resemblance to what existed at the end of fiscal 1998.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                December 31, 1999


General Discussion

Net sales of used cars continued the trend established in the latter portion of 1999 and totaled $6,123,000 in the first quarter of 2000, compared to $813,000 in the comparable period in 1999. With five used car lots in operation for all the 2000 first quarter, volumes were representative of the operational capacity available.

Service fee revenues amounted to $426,000 in the 2000 first quarter, approximately twice the level of $214,000 realized in the first quarter of 1999. The 2000 result is also due to the continuation of the program put in place in the latter part of 1999, representing a significant increase in the level of loan servicing activity by the Company.

Gross  profit of  $1,069,166  in first  quarter 2000 was an increase in absolute dollars over the comparable period in the prior year, however the percentage relationship to sales declined to 16.3% from 48.0% in the prior year period. In addition, there was also a decline from the 39.6% rate of the fourth quarter of 1999. This is attributable to the large portion of sales of repossessed units in the sales mix of the current year quarter . Sales of repossessed units are typically lower margin, in particular because of the high level of reconditioning expense required. The high level of repossessed units sales in the first quarter 2000 sales mix is attributable to the large number of repossessed units that resulted from the substantial amount of loan defaults that were experienced at the end of fiscal 1999.

Selling, administrative and other operating expenses of $1,473,328 represented 22.5% of sales , a substantial reduction from the 62.8% level of one year ago. As significant is that the most recent quarter's level is below the absolute dollar level of fourth quarter 1999, and approximately 10 percentage points below the percentage of sales rate experienced in fourth quarter 1999. This is the result of the cost reduction efforts made in the latter part of fourth quarter 1999.

The provision for recourse liability increased from $330,000 in first quarter of 1999 to $1,219,515 in the current quarter. The major difference results from charges of approximately $864,000 in first quarter 2000 related to installment loan defaults. Although improvements have been made, the Company still has not achieved the desired level of improvement in the performance of the loan portfolio on which it has a recourse obligation.

Interest expense is incurred by the Company in connection with its line of credit that is used to floor purchased automobiles and from the outstanding note payable to AutoPrime.

In December 1998, an agreement was reached between two officers (and largest shareholders) of the Company and the largest creditor of the Company. The Company agreed to take back 2,653,500 shares of Common stock owned by the officers. In exchange, the Company transferred and disposed of control over certain operations of the Company to the officers and a gain on disposition was recorded as a result.


LIQUIDITY


The Company continues to be in a negative working capital position and to be dependent on AutoPrime to provide the needed working capital to supplement internally generated cash flow in funding operating needs of the Company. As a result of the significant changes made to operations and management in fiscal 1999, there has been a substantial improvement in the cash flow performance of the Company. Management believes that AutoPrime will continue to support the working capital needs of the Company until such time as the Company becomes cash self -sufficient.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                December 31, 1999


Effect of Inflation

The Company does not expect any material negative effect to operations from an increase in the inflation rate.


Concentration of Risk

The Company is reliant on the financing supplied by AutoPrime. Management believes that because of the related party relationship with AutoPrime, Autoprime will provide the appropriate support that will allow the Company to continue to finance its automobile transactions.


Year 2000 Compliance

The Company has assessed its need to address and prepare for the potential impact of the year 2000 on the ability of its computerized systems to accurately process information that may be date sensitive. Any programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. Modifications to and replacements of portions of the Company's software have been made to address this issue. In the opinion of management, the changes made will result in its computer systems functioning properly with respect to dates in the year 2000 and thereafter

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Previously reported in Form 10-KSB, filed January 13, 2000.

Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Sedurity Holders

         Not Applicable.

Item 5.  Other Information

         Not Applicable.



Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Attached as Exhibits are the following documents.

               27.  Financial data schedule.

          (b)  Reports on Form 8-K

               Not Applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                           AutoCorp Equities, Inc.
                                           Registrant



Date:     February 18, 2000             By: /s/  Hunter Ennis
                                           -----------------------------------
                                                 Hunter Ennis
                                                 Secretary, Treasurer and
                                                 Director (Principal Financial
                                                 Officer)