Form 10QSB
period 2000-03-31
AUTOCORP EQUITIES INC
filed 2000-06-28
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
  (Mark One)

   [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

                        911 W. Parker Road, Suite 306
                               Plano, Texas 75023
                    (Address of principal executive offices)

                                  972.378.5355
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,168,749 shares of Common Stock, $.001 par value, as of April 30, 2000.

      Transitional Small Business Disclosure Format (check one): Yes____ No   X

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      March 31, 2000 and September 30, 1999


                                                March 31,    September 30,
                                                  2000           1999
                                              -----------    ------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents            $    27,985    $    347,046
         Accounts receivable, net                  95,512         737,391
         Other receivables                            -             5,783
         Inventory                                243,284       1,607,538
         Prepaid expenses                          19,763          59,066
                                              -----------    ------------
              Total current assets                386,544       2,756,824

PROPERTY AND EQUIPMENT
         Furniture and fixtures                    11,543          11,295
         Office equipment                         218,376         208,513
         Computer equipment                        46,476          42,134
         Automobiles                                2,500           2,500
         Machinery and equipment                   91,865          91,865
         Leasehold improvements                    15,108          21,674
                                              -----------    ------------
                                                  385,868         377,981
         Less accumulated depreciation
          and amortization                         67,686          36,216
                                              -----------    ------------
                                                  318,182         341,765
                                              -----------    ------------

OTHER ASSET
         Deposits                                   3,812           7,743
                                              -----------    ------------
         Total assets                         $   708,538    $  3,106,332
                                              ===========    ============





See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      March 31, 2000 and September 30, 1999


                                                  March 31,  September 30,
                                                    2000         1999
                                                -----------  ------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Bank overdraft                                $    89,031  $        -
  Current portion, long-term debt                    72,889       683,001
  Line of credit                                    253,870     1,196,921
  Accounts payable and accrued expenses             576,686       822,074
  Sales tax payable                               1,174,436       641,824
  Related party payables                          6,995,075     5,129,464
  Other current liabilities                         197,351       219,077
                                                -----------  ------------
     Total current liabilities                    9,359,338     8,692,361

Long-term debt, net of current portion                  -             -

Allowance for recourse liability                  3,340,000     2,884,000

Related party payable                             6,578,485     6,578,485

Commitments and contingencies                           -             -

SHAREHOLDERS' DEFICIT:
Convertible preferred stock, no par value,
 5% non-cumulative; liquidation preference
 of $1.00 per share; 10,000,000 shares
 authorized, no shares issued and outstanding
 at March 31, 2000 and September 30, 1999               -             -
Common stock, par value $.001; 110,000,000
 shares authorized, 6,189,971 and 6,137,184
 shares issued and outstanding at March 31,
 2000 and September 30, 1999, respectively            6,190         6,137
Additional paid-in capital                       11,555,415    11,536,718
Accumulated deficit                             (29,893,390)  (26,353,869)
Less shares held in trust                          (227,500)     (227,500)
Less stock subscriptions receivable                 (10,000)      (10,000)
                                                -----------   -----------
      Total shareholders' deficit               (18,569,285)  (15,048,514)
                                                -----------   -----------
      Total liabilities and
       shareholders' deficit                    $   708,538   $ 3,106,332
                                                ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
           For the Three and Six Months Ended March 31, 2000 and 1999

                                Three Months Ended       Six Months Ended
                                     March 31,              March 31,
                                  2000       1999        2000        1999
                              ----------- ---------- -----------  -----------
Net revenues                  $ 3,608,360 $1,994,456 $10,156,889  $ 3,021,534

Cost of sales                   3,377,195  1,325,351   8,856,557    2,344,582
                              ----------- ---------- -----------  -----------
     Gross profit                 231,165    669,105   1,300,332      676,952

Selling, administrative and
 other operating expenses       1,545,645    880,776   3,018,973    1,269,984
Provision for recourse
 liability                        285,916   (152,608)  1,505,431       69,694
                              ----------- ---------- -----------  -----------
Operating loss                 (1,600,396)   (59,063) (3,224,072)    (662,726)

Other expense:
  Interest expense               (158,393)    (3,707)   (315,449)     (45,036)
  Gain on disposition
   of subsidiaries                    -          -           -        595,245
                              ----------- ---------- -----------  -----------
Net loss                      $(1,758,789)$  (62,770)$(3,539,521) $  (112,517)
                              =========== ========== ===========  ===========


Net loss per share,
 basic and diluted             $     (.28)$     (.01)$      (.57) $      (.02)
                               ========== ========== ===========  ===========

Weighted average number
 of shares outstanding,
 basic and diluted              6,189,971  6,083,848   6,213,700    6,153,353
                               ========== ========== ===========  ===========












See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           For the Three and Six Months Ended March 31, 2000 and 1999


                                Three Months Ended       Six Months Ended
                                    March 31,                March 31,
                                 2000       1999         2000        1999
                             ----------- ----------  -----------  -----------
Net loss                     $(1,758,789)$  (62,770) $(3,539,522) $  (112,517)
Adjustments to reconcile
 net loss to net cash
 provided by/(used in)
 operating activities:
   Depreciation and
    amortization                  25,190     12,288       31,470       22,076
   Provision for
    recourse liability           112,000   (610,000)     456,000     (280,000)
   Loss on disposal of assets      7,463        -          6,566          -
   Gain on disposition
    of subsidiaries                  -          -            -       (595,245)
 Changes in:
   Accounts receivable           362,565   (143,475)     641,879     (331,099)
   Related party payables      1,132,262    988,301    1,865,611      988,301
   Inventory                   1,157,973    262,955    1,364,254     (339,252)
   Prepaid expenses               34,520        -         39,303          -
   Deposits                        3,952     (1,000)       3,931       (1,000)
   Accounts payable and
    accrued expenses            (338,594)    13,730     (226,637)     625,321
   Bank overdrafts                89,031        -         89,031          -
   Sales tax payable             226,948        -        532,612          -
   Line of credit             (1,143,263)  (169,974)    (943,051)     432,986
   Other                          15,736      2,080      (15,943)       3,780
                              ---------- ----------  -----------  -----------
     Total adjustments         1,685,783    354,905    3,845,026      525,868
                              ---------- ----------  -----------  -----------
  Net cash provided by/(used
   in) operating activities      (73,006)   292,135      305,504      413,351
                              ---------- ----------  -----------  -----------

Cash flows from investing activities:

  Capital expenditures               -      (48,207)     (14,453)    (220,602)
                              ---------- ----------  -----------  -----------
  Net cash used in
   investing activities              -      (48,207)     (14,453)    (220,602)
                              ---------- ----------  -----------  -----------



See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
           For the Three and Six Months Ended March 31, 2000 and 1999


                                    Three Months Ended     Six Months Ended
                                         March 31,              March 31,
                                      2000      1999        2000      1999
                                   ---------- ---------   --------- ---------
Cash flows from financing activities:
  Principal payments
   on long-term debt               $  (58,334)$(128,333)  $(610,112)$(154,077)
  Proceeds from issuance of
   long-term debt                         -         -           -     170,000
                                   ---------- ---------   --------- ---------
      Net cash (used in) provided
       by financing activities        (58,334) (128,333)   (610,112)   15,923
                                   ---------- ---------   --------- ---------
Net increase/(decrease) in
  cash and cash equivalents          (131,340)  115,595    (319,061)  208,672

Cash and cash equivalents
  at beginning of period              159,325   145,056     347,046    51,979
                                   ---------- ---------   --------- ---------
Cash and cash equivalents
  at end of period                 $   27,985 $ 260,651   $  27,985 $ 260,651
                                   ========== =========   ========= =========

Supplemental disclosures of cash flow information:

 Cash paid for interest            $   80,501 $   1,226   $ 164,914 $ 163,623
                                   ========== =========   ========= =========

 Cash paid for income taxes        $        - $     -     $     -   $     -
                                   ========== =========   ========= =========















See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
           For the Three and Six Months Ended March 31, 2000 and 1999

                           Three Months Ended     Six Months Ended
                                March 31,             March 31,
                            2000        1999       2000      1999
                        ----------   ----------  --------- ---------
Non-cash transactions

  Stock issued for

   services            $      -      $      -    $  18,750 $   2,737

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

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2000

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

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the respective three and six month periods are not necessarily indicative of the results to be expected for a full year of operations.

         These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual report of Form 10-KSB for the year ended September 30, 1999.

         A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.

         During the three and six months ended March 31, 2000 and the year ended September 30, 1999, the Company's operations were negatively impacted by the loss of the flooring plan line of credit and the resulting inability of the Company to purchase additional inventory.. The Company has a shareholder deficit of approximately $16,000,000 at March 31, 2000 and a history of operating losses. Management is currently assessing new business models in an effort to make the Company financially self-sufficient. The Company is also currently looking for alternate capital sources.

         It is not possible to predict the success of management's subsequent efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2000


NOTE 1.  BASIS OF PRESENTATION (continued)

         The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2.  LONG-TERM DEBT

         Long-term debt at March 31, 2000 and September 30, 1999 consisted of the following:
                                                    March 31,   Sept. 30,
                                                      2000        1999
                                                   ----------   ---------
         Note  payable, unsecured, for
          acquisition of car lot, payable in
          quarterly installments of $50,000.
          No interest is charged on note.
          Matured March 2000                       $   54,000     $ 134,000
         Note payable, secured by retail
          installment notes, payable at
          maturity.  Interest on matured,
          unpaid principal at 12% per annum.
          Matured December 1999                           -         473,445
         Note payable, unsecured, for
          acquisition of finance servicing
          facility, payable in monthly
          installments of $9,444.  No
          interest is charged on note.
          Matures May 2000.                            18,889        75,556
                                                   ----------     ---------
                                                       72,889       683,001
         Less current portion                          72,889       683,001
                                                   ----------     ---------
                                                   $      -       $     -
                                                   ==========     =========

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2000


NOTE 3.  LINE OF CREDIT

         The Company had two lines of credit totaling $1,000,000 with AutoPrime to purchase used and repossessed cars for resale on the Company lots. Both lines of credit, or flooring plans, were secured 100% by the vehicle inventory. The line to purchase used cars was for $750,000 and bore interest at a rate 15% per annum. This agreement was renewed on September 9, 1999 and matured on March 8, 2000. At March 31, 2000, $200,020 was owed on this line and $0 was available.

         The second line of is for $250,000 and bears interest at 15.25% per annum. This agreement matures on June 8, 2000, but AutoPrime has declined to issue any additional advances on this line. There are certain covenants in the agreement that allow for an earlier due date. At March 31, 2000, $53,850 was owed on this line and $0 was available.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

         The Company leases office space and auto lots under non-cancelable operating lease agreements which require monthly payments of $22,666 per month and expire in June 2004. Future minimum annual payments required under the lease are as follows:

                                            March 31, 2001        $  253,692
                                            March 31, 2002           129,826
                                            March 31, 2003            44,500
                                            March 31, 2004            42,000
                                            March 31, 2005            10,500
                                                                  ----------
                                                                  $  480,518
                                                                  ==========

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

         In October 1997, the Company entered into an agreement with AutoPrime to provide financing for the Company's automobile transactions. The agreement allows AutoPrime to buy the notes at a percentage of face value (averaging approximately 75%) and then to pay the Company an additional percentage (averaging approximately

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2000


NOTE 4.  COMMITMENTS AND CONTINGENCIES (continued)

         15%) on all principal collections. The loss ratios of the notes sold have been much greater than expected to date. However, with the change in management and a change in the Company's lending criteria, management expects to have better loan collection results in future periods. The loan balances and contingent losses reserved are as follows:

                                              March 31,      September 30,
                                                2000             1999
                                            ------------     ------------
         Total liability, including
          the contracts sold by
          related parties.                  $ 13,360,000     $ 11,536,000

         Recorded liability, estimated
          at 25% of total contracts
          outstanding                       $  3,340,000     $  2,884,000

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

NOTE 5.  SALES TAX PAYABLE

         In the process of selling cars, sales tax is added to the financing agreement for its customers. The Company currently estimates, and has recorded, a sales tax liability of approximately $1,174,000 at March 31, 2000 for the remaining balances on the related installment note portfolio. The Company currently pays sales taxes as proceeds are collected from the financing agreements. An additional amount has been accrued against any contingent liabilities which may arise from the sale of its installment notes and any acceleration of the sales taxes due.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

(a)      Plan of Operation.
         Not Applicable.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements:

This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenue, income or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward looking statements, which speak only as of the date the statement was made.

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

RESULTS OF OPERATIONS

Overview

Through the first quarter and into the second quarter of fiscal 2000, the Company operated "Buy Here - Pay Here" used car dealerships which underwrote, financed and serviced retail installment contracts generated by sales of used cars by the Company's dealerships. The installment contracts were sold, at a 30% to 45% discount, to various lending sources on a full recourse basis.

Beginning in the second fiscal quarter of 2000, as a result of limitations placed on the use of its' floor plan line of credit, the Company is unable to continue to purchase cars for its used car lots. At the present time the Company generates revenue from service fees for selling repossessed units relating to contracts previously sold to AutoPrime as well as from the continued servicing of retail installment contracts.

The Liquidity section following discusses this at greater length.

General Discussion

Net sales of used cars amounted to $9,179,000 for the six months ended March 31, 2000 compared to $2,383,000 for the similar period in 1999. This is attributable to having five used cars lots in 2000 compared to two in the prior year. In the fiscal second quarter of 2000 net sales of used car were $3,056,000 while the comparable number in 1999 was $1,570,000. This quarter reflects the impact of the loss of the Company's floor plan line of credit mentioned above.

Revenues from servicing retail installment contracts increased in this year's second quarter to $978,000, an increase of $339,000 over last year's amount of $639,000. This situation is the same for the quarter to quarter comparison, and represents an increase in the level of loan servicing activity.

Gross profit for the six-month period ended March 31, 2000 was approximately $1,300,000, most of which ($1,069,000) was earned in the first quarter. Gross profit as a percentage of sales was 12.8%. For the comparable six-month period of the prior year, this figure was 22.4%. For the three-month period ended December 31, 1999, gross profit as a percentage of sales was 16.3%. The lower margins during the current fiscal year were caused primarily by the high proportion of repossessed cars in the sales mix, exacerbated by the loss of the Company's floor plan line of credit.

Selling, administrative and other operating expenses were 42.8% of sales for the second quarter of the 2000 fiscal year, an increase from the first quarter's rate of 22.5% of sales. The figures for the comparable quarters of the prior year were 44.2% of sales and 37.9% of sales, respectively. Although these numbers reflect improvement in the year-over-year percentage of sales relationship, the absolute level of spending increased from approximately $1,270,000 for the six months ended March 31, 1999 to approximately $3,020,000 for the six months ended March 31, 2000. These expenses should decrease, however, in line with the Company's anticipated reduced level of operations during future quarters.

The provision for recourse liability amounted to approximately $1,505,000 during the six-month period ended March 31, 2000, a substantial increase from the comparable period of the prior year. The provision reflects the high level of loan defaults which occurred during the current fiscal year. The current year's numbers do show significant improvement during the second fiscal quarter, as more than 80% ($1,220,000) of the aggregate provision made for the six-month period ended March 31, 2000 was recorded in the quarter ended December 31, 1999.

Interest expense was incurred by the Company in connection with its line of credit that was used to floor purchased automobiles and from the outstanding note payable to AutoPrime. For the six months ended March 31, 2000, interest expense amounted to approximately $315,000, a six-fold increase from the comparable six-month period of the prior year, due predominantly to the increased debt level with AutoPrime.

LIQUIDITY

As a result of the Company's continuing need to improve its cash flow and overall liquidity, during the first two quarters of fiscal 2000, a thorough review of the Company's business model was performed in conjunction with AutoPrime and AutoPrime's U.S. parent. The conclusion was that the Company's current business model is unable to generate sufficient cash flow to support the ongoing viability of the Company.

In connection with this review, further analysis was performed, and is continuing to be performed, to try to develop a business model for the Company that would allow the Company to be financially self -sufficient. The Company needs to obtain additional capital in order to continue business operations. The Company has been exploring various alternatives for obtaining the necessary capital which includes a proposal to issue shares to AutoPrime and/or
AutoPrime's parent in exchange for debt owed to AutoPrime. Implementation of such a plan would provide the Company with the opportunity to acquire capital from alternate sources. There is no assurance that the plan would be accepted by AutoPrime or its parent.

In addition, a recent change in the Board of Directors has resulted in the Company considering additional possibilities for developing a new business model. The Company has a three person Board of Directors. Messrs. Heath and Ennis resigned as Directors and officers in February and May 2000, respectively.

The remaining Director, Mr. Norman, appointed William O. Merritt to fill one of the vacancies on May 4, 2000. Mr. Merritt is the second largest individual shareholder of the Company and was the Chief Executive Officer of the Company on December 30, 1998, when a previously reported change of control transaction occurred. He was also serving as a Director at the time and continued as a Director until April 29, 1999.

With the return of Mr.  Merritt,  the  alternatives  being  considered for a new
business   model  for  the  Company  have  been  expanded  to  include   various
possibilities suggested by Mr. Merritt.

There can be no assurance the Company will be able to develop a new business model. If one is developed, there is no assurance Management will be able to obtain the necessary additional capital to implement the new business model. Further, if a new business model is developed and adequately capitalized, there is no assurance it will become profitable for the Company or its shareholders.

During the current quarter, the Company renewed its floor plan line of credit with AutoPrime through June 8, 2000. However, AutoPrime has made no additional advances to the Company under the line of credit since December 1999, and has notified Management that it does not plan to make any additional advances and the line of credit will not be renewed at its maturity.

Given the Company's financial position, the Company is unable to replace this line of credit and as a result the Company is no longer able to purchase cars for its used car lots. Virtually all the cars that the Company currently has for sale are repossessed units, which are not owned by the Company but are security for contracts previously sold to AutoPrime. As a result, when sold, these cars will not generate any revenue for the Company other than the service fees the Company charges AutoPrime for reselling the cars.

The Company's revenues declined during the quarter ended March 31, and they have continued to decline during the first two months of the current quarter. The Company's only sources of revenue at the present time are fees from re-selling repossessed vehicles and servicing fees from servicing the contracts previously sold to AutoPrime.

The Company has been in a negative monthly cash flow situation and has had a negative working capital position since June 1998. At March 31, 2000, the Company had a working capital deficit of approximately $8,970,000, as compared to a working capital deficit of approximately $5,940,000 at September 30, 1999. The $3,030,000 difference is primarily attributable to the decrease in inventory and the increase in the payable to its related party, AutoPrime. The Company has been relying on AutoPrime to supplement internally generated cash flow with monthly advances to fund its cash operating needs. This situation has worsened as a result of the Company no longer having a floor plan line of credit and consequently no ability to purchase cars to sell.

Unless a new business model can be developed, capitalized and implemented in a profitable manner, Management believes this monthly need for cash advances from some source will continue. The monthly advances from AutoPrime have been ranging from $20,000 to $95,000. At March 31, 2000, the advances totaled $138,200. At present, the Company does not have the financial resources to repay any of these advances.

There can be no assurance that AutoPrime will continue to provide this monthly cash requirement. If AutoPrime discontinues its funding support and no additional capital can be raised, the Company will not be able to continue business operations.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AutoCorp Equities, Inc.
                                      Registrant


Date: June 27, 2000             By:   /s/  Charles Norman
                                     -----------------------------------------
                                      Charles Norman
                                      President and Chief Executive Officer