Form 10QSB
period 2000-06-30
AUTOCORP EQUITIES INC
filed 2000-09-21
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                                  972.378.5355
                           (Issuer's telephone number)

       Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,168,749 shares of Common Stock, $.001 par value, as of August 31, 2000.

      Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                    ---   ---

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      June 30, 2000 and September 30, 1999


                                                   June 30,   September 30,
                                                     2000         1999
                                                  ----------   ----------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                $   28,934   $  347,046
         Accounts receivable, net                       --        737,391
         Other receivables                              --          5,783
         Inventory                                   181,825    1,607,538
         Prepaid expenses                             18,815       59,066
                                                  ----------   ----------
              Total current assets                   229,574    2,756,824

PROPERTY AND EQUIPMENT
         Furniture and fixtures                       11,543       11,295
         Office equipment                            218,376      208,513
         Computer equipment                           46,476       42,134
         Automobiles                                   2,500        2,500
         Machinery and equipment                      91,865       91,865
         Leasehold improvements                       15,108       21,674
                                                  ----------   ----------
                                                     385,868      377,981
         Less accumulated depreciation
          and amortization                            82,143       36,216
                                                  ----------   ----------
                                                     303,725      341,765
                                                  ----------   ----------

OTHER ASSET
         Deposits                                      7,076        7,743
                                                  ----------   ----------
         Total assets                             $  540,375   $3,106,332
                                                  ==========   ==========




     See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      June 30, 2000 and September 30, 1999


                                                  June 30,      September 30,
                                                     2000            1999
                                                ------------    ------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion, long-term debt                     29,803         683,001
  Line of credit                                     171,825       1,196,921
  Accounts payable and accrued expenses              393,360         822,074
  Sales tax payable                                1,228,419         641,824
  Related party payables                           8,700,170       5,129,464
  Other current liabilities                          197,363         219,077
                                                ------------    ------------
     Total current liabilities                    10,720,940       8,692,361

Long-term debt, net of current portion                  --              --

Allowance for recourse liability                   2,300,000       2,884,000

Related party payable                              6,578,485       6,578,485

Commitments and contingencies                           --              --

SHAREHOLDERS' DEFICIT:
Convertible preferred stock, no par value,
 5% non-cumulative; liquidation preference
 of $1.00 per share; 10,000,000 shares
 authorized, no shares issued and outstanding
 at June 30, 2000 and September 30, 1999                --              --
Common stock, par value $.001; 110,000,000
 shares authorized, 6,189,971 and 6,137,184
 shares issued and outstanding at June 30,
 2000 and September 30, 1999, respectively             6,190           6,137
Additional paid-in capital                        11,584,425      11,536,718
Accumulated deficit                              (30,412,165)    (26,353,869)
Less shares held in trust                           (227,500)       (227,500)
Less stock subscriptions receivable                  (10,000)        (10,000)
                                                ------------    ------------
      Total shareholders' deficit                (19,059,050)    (15,048,514)
                                                ------------    ------------
      Total liabilities and
       shareholders' deficit                    $    540,375    $  3,106,332
                                                ============    ============


     See accompanying notes to condensed consolidated financial statements.



                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
           For the Three and Nine Months Ended June 30, 2000 and 1999

                                    Three Months Ended               Nine Months Ended
                                        June 30,                        June 30,
                                   2000            1999            2000            1999
                              ------------    ------------    ------------    ------------

Net revenues                  $    579,055    $  4,570,210    $ 10,735,944    $  7,591,745

Cost of sales                      559,502       3,097,935       9,416,059       5,442,517
                              ------------    ------------    ------------    ------------
     Gross profit                   19,553       1,472,275       1,319,885       2,149,228

Selling, administrative and
 other operating expenses          961,730       1,350,675       3,980,703       2,970,356
Provision for recourse
 liability                        (575,385)        400,000         930,046         120,000
                              ------------    ------------    ------------    ------------
Operating loss                    (366,792)       (278,400)     (3,590,864)       (941,128)

Other expense:
  Interest expense                (121,506)       (101,426)       (436,955)       (146,462)
  Gain on disposition
   of subsidiaries                    --              --              --           595,245
                              ------------    ------------    ------------    ------------
Net loss                      $   (488,298)   $   (379,826)   $ (4,027,819)   $   (492,345)
                              ============    ============    ============    ============

Net loss per share,
 basic and diluted            $       (.07)   $       (.06)   $       (.65)   $       (.08)
                              ============    ============    ============    ============

Weighted average number
 of shares outstanding,
 basic and diluted               6,189,971       6,092,953       6,205,819       6,134,063
                              ============    ============    ============    ============






     See accompanying notes to condensed consolidated financial statements.



                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           For the Three and Nine Months Ended June 30, 2000 and 1999


                                             Three Months Ended            Nine Months Ended
                                                 June 30,                      June 30,
                                            2000           1999           2000           1999
                                        -----------    -----------    -----------    -----------
Net loss                                $  (488,298)   $  (379,826)   $(4,027,820)   $  (492,345)
Adjustments to reconcile
 net loss to net cash
 provided by/(used in)
 operating activities:
   Depreciation and
    amortization                             14,457         17,175         45,927         39,251
   Provision for
    recourse liability                   (1,040,000)       400,000       (584,000)       120,000
   Loss on disposal of assets                  --             --            6,566           --
   Gain on disposition
    of subsidiaries                            --             --             --         (595,245)
 Changes in:
   Accounts/notes receivable                 95,512       (358,056)       737,391       (689,155)
   Related party payables                 1,705,095       (119,479)     3,570,706        868,822
   Inventory                                 61,459       (718,410)     1,425,713     (1,057,662)
   Prepaid expenses                             948        (46,937)        40,251        (46,937)
   Deposits                                   3,232           --            7,163         (1,000)
   Accounts payable and
    accrued expenses                       (183,326)     1,279,397       (409,963)     1,904,718
   Bank overdrafts                          (89,031)          --             --             --
   Sales tax payable                         53,983           --          586,595           --
   Line of credit                           (82,045)       138,880     (1,025,096)       571,866
   Other                                    (18,436)          (840)       (34,379)         2,942
                                        -----------    -----------    -----------    -----------
     Total adjustments                      521,848        591,730      4,366,874      1,117,600
                                        -----------    -----------    -----------    -----------
  Net cash provided by/(used
   in) operating activities                  33,550        211,904        339,054        625,255
                                        -----------    -----------    -----------    -----------

Cash flows from investing activities:

  Capital expenditures                         --          (56,736)       (14,453)      (277,338)
                                        -----------    -----------    -----------    -----------
  Net cash used in
   investing activities                        --          (56,736)       (14,453)      (277,338)
                                        -----------    -----------    -----------    -----------



     See accompanying notes to condensed consolidated financial statements.



                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
           For the Three and Nine Months Ended June 30, 2000 and 1999


                                                       Three Months Ended        Nine Months Ended
                                                            June 30,                  June 30,
                                                       2000         1999         2000         1999
                                                     ---------    ---------    ---------    ---------
Cash flows from financing activities:
  Principal payments
   on long-term debt                                   (32,601)   $ (28,333)   $(642,713)   $(182,410)
  Proceeds from issuance of
   long-term debt                                         --           --           --        170,000
                                                     ---------    ---------    ---------    ---------
      Net cash (used in) provided
       by financing activities                         (32,601)     (28,333)    (642,713)     (12,410)
                                                     ---------    ---------    ---------    ---------
Net increase/(decrease) in
  cash and cash equivale                                   949      126,835     (318,112)     335,507

Cash and cash equivalents
  at beginning of period                                27,985      260,651      347,046       51,979
                                                     ---------    ---------    ---------    ---------
Cash and cash equivalents
  at end of period                                   $  28,934    $ 387,486    $  28,934    $ 387,486
                                                     =========    =========    =========    =========

Supplemental disclosures of cash flow information:

 Cash paid for interest                              $    --      $  37,792    $ 164,914    $ 204,295
                                                     =========    =========    =========    =========

 Cash paid for income taxes                          $    --      $    --      $    --      $    --
                                                     =========    =========    =========    =========






     See accompanying notes to condensed consolidated financial statements.



                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
           For the Three and Nine Months Ended June 30, 2000 and 1999

                                     Three Months Ended              Nine Months Ended
                                          June 30,                       June 30,
                                     2000          1999             2000           1999
                                  ----------    ----------       ----------     ----------
Non-cash transactions

  Stock issued for
   services                       $     --      $     --         $  18,750      $     --

 Company cars
  transferred to inventory                      $   14,500                      $   14,500

Stock issued to acquire
 Fixed assets                                   $   75,000                      $   75,000

Debt issued to acquire
   Notes receivable                             $  476,445                      $  476,445


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

    The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the respective three and nine month periods are not necessarily indicative of the results to be expected for a full year of operations.

    These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual report of Form 10-KSB for the year ended September 30, 1999.

    A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.

    During the three and nine months ended June 30, 2000 and the year ended September 30, 1999, the Company's operations were negatively impacted by the loss of the flooring plan line of credit and the resulting inability of the Company to purchase additional inventory. The Company has a shareholder deficit of approximately $19,000,000 at June 30, 2000 and a history of operating losses. Management is currently assessing new business models in an effort to make the Company financially self-sufficient. The Company is also currently looking for alternate capital sources.

    It is not possible to predict the success of management's subsequent efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2000

NOTE 1.  BASIS OF PRESENTATION (continued)

    The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2.  LONG-TERM DEBT

    Long-term debt at June 30, 2000 and September 30, 1999 consisted of the following:

                                                   June 30,      Sept. 30,
                                                     2000          1999
                                                  ----------    ----------
         Note payable, unsecured, for
          acquisition of car lot, payable in
          quarterly installments of $50,000.
          No interest is charged on note.
          Matured March 2000                      $   24,804    $  134,000
         Note payable, secured by retail
          installment notes, payable at
          maturity.  Interest on matured,
          unpaid principal at 12% per annum.
          Matured December 1999                         --         473,445
         Note payable, unsecured, for
          acquisition of finance servicing
          facility, payable in monthly
          installments of $9,444.  No
          interest is charged on note.
          Matures May 2000.                            4,999        75,556
                                                  ----------    ----------
                                                      29,803       683,001
         Less current portion                         29,803       683,001
                                                  ----------    ----------
                                                  $     --      $     --
                                                  ==========    ==========

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2000

NOTE 3.  LINE OF CREDIT

    The Company had two lines of credit totaling $1,000,000 with AutoPrime to purchase used and repossessed cars for resale on the Company lots. Both lines of credit, or flooring plans, were secured 100% by the vehicle inventory. The line to purchase used cars was for $750,000 and bore interest at a rate 15% per annum. This agreement was renewed on September 9, 1999 and matured on March 8, 2000. At June 30, 2000, $171,825 was owed on this line and $0 was available.

    The second line is for $250,000 and bears interest at 15.25% per annum. This agreement matured on June 8, 2000, but AutoPrime has declined to issue any additional advances on this line. There are certain covenants in the agreement that allow for an earlier due date. At June 30, 2000, $0 was owed on this line and $0 was available.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

    The Company leases office space and auto lots under non-cancelable operating lease agreements which require monthly payments of $22,666 per month and expire in June 2005. Future minimum annual payments required under the lease are as follows:

                        June 30, 2001        $  236,692
                        June 30, 2002           112,826
                        June 30, 2003            27,500
                        June 30, 2004            25,000
                        June 30, 2005            10,500
                                             ----------
                                             $  412,518
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

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2000

NOTE 4.  COMMITMENTS AND CONTINGENCIES (continued)

    The loss ratios of the notes sold have been much greater than expected to date. However, with the change in management and a change in the Company's lending criteria, management expects to have better loan collection results in future periods. The loan balances and contingent losses reserved are as follows:

                                              June 30,      September 30,
                                                2000             1999
                                            -----------     ------------
         Total liability, including
          the contracts sold by
          related parties.                  $ 9,200,000     $ 11,536,000

         Recorded liability, estimated
          at 25% of total contracts
          outstanding                       $  2,300,000    $  2,884,000

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

NOTE 5.  SALES TAX PAYABLE

    In the process of selling cars, sales tax is added to the financing agreement for its customers. The Company currently estimates, and has recorded, a sales tax liability of approximately $1,228,000 at June 30, 2000 for the remaining balances on the related installment note portfolio. The Company currently pays sales taxes as proceeds are collected from the financing agreements. An additional amount has been accrued against any contingent liabilities which may arise from the sale of its installment notes and any acceleration of the sales taxes due.

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

RESULTS OF OPERATIONS

Overview

Through the first three quarters and into the fourth quarter of fiscal 2000, the Company operated "Buy Here - Pay Here" used car dealerships which underwrote, financed and serviced retail installment contracts generated by sales of used cars by the Company's dealerships. The installment contracts were sold, at a 30% to 45% discount, to various lending sources on a full recourse basis.

Beginning in the second fiscal quarter of 2000, as a result of limitations placed on the use of its floor plan line of credit, the Company is unable to continue to purchase cars for its used car lots. At the present time the Company generates revenue from service fees for selling repossessed units relating to contracts previously sold to AutoPrime as well as from the continued servicing of retail installment contracts.

The Liquidity section following discusses this at greater length.

General Discussion

Net sales of used cars and repo service fees earned amounted to $9,419,000 for the nine months ended June 30, 2000 compared to $5,814,000 for the similar period in 1999. This is attributable to having five used cars lots in 2000 compared to two in the prior year. In the fiscal third quarter of 2000 net sales of used cars and repo service fees earned were $240,000 while the comparable number in 1999 was $3,421,000. This quarter reflects the impact of the loss of the Company's floor plan line of credit mentioned above.

Revenues from servicing retail installment contracts decreased slightly in this year's third quarter to $339,000, an decrease of approximately$32,000 over last year's amount of $371,000 as a result of increasing delinquency rates on serviced notes.

Gross profit for the nine-month period ended June 30, 2000 was approximately $1,300,000, most of which ($1,069,000) was earned in the first quarter. Gross profit as a percentage of sales was 12.2%. For the comparable nine-month period of the prior year, this figure was 28.3%. For the three-month period ended June 30, 1999, gross profit as a percentage of sales was 3.3%. The lower margins during the current fiscal year were caused primarily by the high proportion of repossessed cars in the sales mix, exacerbated by the loss of the Company's floor plan line of credit.

Selling, administrative and other operating expenses were 165.9% of sales for the third quarter of the 2000 fiscal year, an increase from the second quarter's rate of 42.8% of sales. The figures for the comparable quarters of the prior year were 28.7% of sales and 44.2% of sales, respectively. These numbers primarily reflect the loss of the company's ability to retail used cars during the their fiscal quarter due to the loss of the line of credit and inability to obtain new credit during the quarter. These expenses have decreased in the fourth quarter, however, in line with the Company's reduced level of operations.

The provision for recourse liability amounted to approximately $930,000 during the nine-month period ended June 30, 2000, a substantial increase from the comparable period of the prior year. The provision reflects the high level of loan defaults which occurred during the current fiscal year. The current year's numbers do show significant improvement during the third fiscal quarter, as substatiallly all of the aggregate provision made for the nine-month period ended June 30, 2000 was recorded in the quarter ended December 31, 1999.

Interest expense was incurred by the Company in connection with its line of credit that was used to floor purchased automobiles and from the outstanding note payable to AutoPrime. For the nine months ended June 30, 2000, interest expense amounted to approximately $437,000, a four-fold increase from the comparable nine-month period of the prior year, due predominantly to the increased debt level with AutoPrime.

LIQUIDITY & CAPITAL RESOURCES

As a result of the Company's continuing need to improve its cash flow and overall liquidity, during the first three quarters of fiscal 2000, a thorough review of the Company's business model was performed in conjunction with AutoPrime and AutoPrime's U.S. parent company, Pacific USA Holdings, Ltd. ("PUSA"). The conclusion was that the Company's current business model is unable to generate sufficient cash flow to support the ongoing viability of the Company.

In connection with this review, further analysis was performed, and is continuing to be performed, to try to develop a business model for the Company that would allow the Company to be financially self -sufficient. The Company needs to obtain additional capital in order to continue business operations.

In the past, the Company has had a floor plan line of credit with AutoPrime. However, AutoPrime has not made any advances under the line of credit since
December 1999. The line of credit expired on June 8, 2000 and will not be renewed. Additionally, since the Company has not been able to purchase cars without a line of credit, there have been no sales of new retail contracts to AutoPrime.

Mr. William O.Merritt, re-joined the Board of Directors in May 2000 and was appointed Secretary/Treasurer. Mr. Merritt is the second largest individual shareholder of the Company and was the Chief Executive Officer of the Company on December 30, 1998, when a previously reported change of control transaction occurred. He was also serving as a Director at the time and continued as a Director until April 29, 1999.

With the return of Mr.  Merritt,  the  alternatives  being  considered for a new
business   model  for  the  Company  have  been  expanded  to  include   various
possibilities suggested by Mr. Merritt.

The Company has developed a specific business model and made a proposal to AutoPrime and PUSA for the recapitalization of the Company. It includes issuing shares to AutoPrime and/or PUSA in exchange for the debt the company owes AutoPrime. Implementation of such a plan would provide the Company with the opportunity to acquire capital from alternate sources.

The Company has had discussions with AutoPrime and PUSA about this proposal and their response has been encouraging. However, as of September 19, 2000, the proposal has not been accepted by them, so there is no agreement as of that date. In addition, there is no assurance the Company will be able to reach any agreement with them. In addition, if the Company reaches an agreement with them and it is implemented, there is no assurance it will become profitable for the Company or its shareholders.

If the Company does not reach an agreement with AutoPrime or PUSA, there can be no assurance the Company will be able to develop another business model. If one is developed, there is no assurance Management will be able to obtain the necessary additional capital to implement it. Further, if a new business model is developed and adequately capitalized, there is no assurance it will become profitable for the Company or its shareholders.

Given the Company's financial position, the Company is unable to replace this line of credit and as a result the Company is no longer able to purchase cars for its used car lots since December, 1999. Virtually all the cars that the Company currently has for sale are repossessed units, which are not owned by the Company but are security for contracts previously sold to AutoPrime. As a result, when sold, these cars will not generate any revenue for the Company other than the service fees the Company charges AutoPrime for reselling the cars.

The Company's revenues declined during the quarter ended June 30, and they have continued to decline during the first two months of the current quarter. The Company's only sources of revenue at the present time are fees from re-selling repossessed vehicles and servicing fees from servicing the contracts previously sold to AutoPrime.

The Company has been in a negative monthly cash flow situation and has had a negative working capital position since June 1998. At June 30, 2000, the Company had a working capital deficit of approximately $10,500,000, as compared to a working capital deficit of approximately $5,940,000 at September 30, 1999. The $4,560,000 difference is primarily attributable to the decrease in inventory and the increase in the payable to its related party, AutoPrime. The Company has been relying on AutoPrime to supplement internally generated cash flow with monthly advances to fund its cash operating needs. This situation has worsened as a result of the Company no longer having a floor plan line of credit and consequently no ability to purchase cars to sell.

The monthly advances from AutoPrime have been ranging from $10,000 to $289,000. At June 30, 2000, the advances totaled $830,500 for the third quarter. At present, the Company does not have the financial resources to repay any of these advances. There can be no assurance that AutoPrime (or PUSA) will continue to provide this monthly cash requirement. If AutoPrime discontinues its funding support and no additional capital can be raised, the Company will not be able to continue business operations.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AutoCorp Equities, Inc.
                                          Registrant


Date: September 21, 2000                  By:   /s/  William O. Merritt
                                             ---------------------------
                                                     William O. Merritt
                                                     Secretary/Treasurer