Form 10KSB
period 2000-09-30
AUTOCORP EQUITIES INC
filed 2001-02-20
CIK 790066

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

     [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________


                        Commission file number 000-15216


                             AUTOCORP EQUITIES, INC.
                 (Name of small business issuer in its charter)


           Nevada                                          87-0522501
(State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                    Identification No.)


911 W. Parker Rd., Suite 306
Plano, Texas                                                 75023
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $12,364,994.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $482,818, based on the $0.078 per share price at which common equity was sold on February 14, 2001.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,362,274 shares of Common stock, $0.001 par value, as of February 14, 2001.

     Transitional Small Business Disclosure Format (check one): Yes____ No X

TABLE OF CONTENTS

THE COMPANY....................................................................1

RISK FACTORS...................................................................1

PART I ........................................................................8
     Item 1.  Description of Business..........................................8
     Item 2.  Description of Property.........................................14
     Item 3.  Legal Proceedings...............................................15

PART II  .....................................................................15
     Item 5.  Market for Common Equity and Related Stockholder Matters........17
     Item 6.  Management's Discussion and Analysis or Plan of Operation.......21
     Item 7.  Financial Statements............................................22
     Item 7A. Quantitative and Qualitative Disclosure about Market Risk
     Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................22

PART III .....................................................................22
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............22
     Item 10. Executive Compensation..........................................24
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management......................................................25
     Item 12. Certain Relationships and Related Transactions..................27
     Item 13. Exhibits and Reports on Form 8-K................................28

SIGNATURES....................................................................30

INDEX TO FINANCIAL STATEMENTS.................................................F1

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

THE COMPANY

         AutoCorp Equities, Inc. ("the Company"), which is headquartered in Plano, Texas owns and operates three independent automobile dealerships in Texas, one in Lufkin and two in Dallas and one loan servicing center in Dallas, Texas. Through used car sales, the dealership originates non-prime retail installment contracts secured by automobiles and light-duty trucks. In previous years the Company also purchases portfolios of non-prime automobile receivables, although none were purchased in fiscal year 2000. In both cases, the loan servicing function is retained (see Item 1, Description of Business - Development of Current Business).

         During the fiscal year ended September 30, 1998, the Company was headquartered in Phoenix, Arizona, and had business operations in Arizona and New Mexico. Effective at the end of fiscal 1998, these businesses were transferred to the controlling shareholders, as part of a change of control, which was formalized on December 30, 1998. On that date, the ownership of those businesses was transferred to the controlling shareholders as part of a restructuring transaction and related business reorganization (see Item 1, Description of Business Operations Owned and Operated During Fiscal 1998). In addition, at December 30, 1998, the Company was financially distressed. A restructuring was effected on that date in order to create an organizational structure that is efficient and reflects the revised business plans. The Company again restructured on October 1, 2000 in a continuing effort to create such an organizational and financial structure (see Item 1,Description of Business - Recent Restructuring Transactions).

RISK FACTORS

         Limited Operating History of Present Business; No Assurance of Profitability. The Company's significantly restructured current operations commenced on December 30, 1998. The relatively brief operating history of the restructured operations provides only a limited basis for evaluation. The prospects must be considered in light of the risks, expenses, difficulties and problems frequently encountered in an industry characterized by intense competition. For the years ended September 30, 1998, 1999, and 2000, the net losses were $12,504,470, $438,566 and $9,034,212, respectively.

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

         Poor Creditworthiness of Borrowers; High Risk of Credit Losses. The Company currently sells and services automobile receivables generated in connection with the sale of used cars at the Dallas, Texas dealership. In addition, a portfolio of automobile receivables that have been acquired are also serviced. These receivables are payable by customers with non-prime credit. Loans to persons with non-prime credit involve an increased probability of default and/or delinquency and involve greater servicing costs than loans made to borrowers with prime credit profiles. The ability to operate profitably depends, in part, on an accurate evaluation of the creditworthiness of customers and the minimization of losses following defaults. As a result, it is likely that delinquency and loss rates in the Company's portfolio will fluctuate in the near term and may increase as a greater portion of the portfolio of automobile receivables matures. A significant variation in the timing of or increases in credit losses experienced on the portfolio of automobile receivables could have a materially adverse effect on the Company. If greater credit losses are experienced in the future, it will be necessary to increase reserves for bad debts, thereby reducing overall profitability. There can be no assurance that any loans made to customers will be repaid in whole or in part or that reserves for such credit risks will be adequate. Any loans that are in default may need to be charged off against the reserves.

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

         Risk Associated with Expansion. As part of the Company's growth strategy, the intent is to seek to establish and/or acquire additional dealerships and finance offices. There can be no assurance that management will successfully integrate the operations of the dealership currently owned with those that may be acquired or established in the future and effectively manage the combined enterprise. There will be a need to limit increasing overhead as additional operations are acquired while still maintaining sufficient staff to effectively collect any additional receivables. Failure to do so would have a materially adverse effect on the business, financial condition and results of operations of the Company. (see Item 1, Description of Business - Present Business Operations).

         Unspecified Acquisitions. Although the Company is currently negotiating an agreement to acquire an operating interest in a new car dealership in Oklahoma, no agreements or understandings to acquire any specific dealerships currently exist, it is the intent to actively seek and investigate such opportunities on a limited basis. Such acquisitions would likely be financed with cash; the issuance of equity or debt securities; by incurring additional indebtedness or any combination of the foregoing. There is no assurance that any acquisitions will be made. If any acquisitions are made, there is no assurance they can be made on favorable terms, or that the acquisition will prove to be profitable. Failure to make future acquisitions would limit the growth potential of the Company.

         Geographic Concentration. Currently the Company conducts direct used car sales in the Dallas, Texas metropolitan area. The used car financing and servicing operations are located in Dallas, Texas. Because of this concentration, business levels may be adversely affected in the event of a downturn in the general economic conditions existing in Texas.

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

         Although recent high-profile losses in non-prime lending have caused many of the most substantial conventional lenders to pull out of this market, competition for financing customers with non-prime credit is still quite strong. The Company's competitors include local, regional and national automobile dealers, secondary finance companies and other sources of financing for automobile purchases, such as lease financing and dealer self-financing. Many of these competitors are larger and have greater financial and marketing resources than the Company. Historically, commercial banks, savings and loan associations, credit unions, captive finance subsidiaries of automobile manufacturers and other consumer lenders have not competed for financing for credit-impaired used car buyers. To the extent that such lenders expand their activities in the credit-impaired market, the Company's financial condition, results of operations or cash flows could be materially and adversely affected (see Item 1, Description of Business -Competition).

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

         General Economic Conditions. The Company's business is directly related to sales of used cars. These are affected by employment rates, prevailing interest rates, and other general economic conditions. Management believes the current economic conditions favor continued growth in the used car markets served. However, a future economic slowdown or recession could lead to increased delinquencies, repossessions, and credit losses that could hinder planned expansion. Because of the Company's focus on non-prime borrowers, the actual rate of delinquencies, repossessions, and credit losses on contracts could be higher under adverse conditions than those experienced in the used car sales and finance industry in general. Economic changes are uncertain, and sluggish sales of used cars and weakness in the economy could have an adverse effect on the business and that of the third party dealers from which contracts are purchased.

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

         There can be no assurance that the Company will continue to be able to obtain any required licenses and qualifications, or, if obtained, to be able to remain in compliance with the laws, rules and regulations under which such licenses and qualifications were obtained. Although the intent is to comply with all laws, rules and regulations applicable to its operations, failure to so comply with current and future adoptions of additional laws, rules and regulations could have a materially adverse effect on the business, financial condition and results of operations of the Company.

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

         Continued Control by an Insider. As of September 30, 2000,approximately 52.0% of the Company's outstanding voting securities are controlled by Mr. Charles W. Norman, as Trustee under three voting trusts (see Item 11, Security Ownership of Certain Beneficial Owners and Management). Mr. Norman is the
President and Chief Executive Officer and a Director of the Company. Accordingly, Mr. Norman will retain the power to approve or disapprove matters submitted to a vote of the shareholders and to elect the entire Board of Directors who shall, in turn, have the power to appoint the officers of the Company and to determine the direction, objectives and policies of the Company.

         Dependence on Key Personnel. The Company is highly dependent on the services of Mr. Charles W. Norman, the Company's President and Chief Executive Officer. The Company has not entered into an employment agreement with Mr.Norman, nor is there any key-man life insurance on Mr. Norman. The loss of Mr. Norman's services could have a materially adverse effect on the business and operations of the Company (see Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act). In addition, the future success of the Company depends upon its ability to attract and retain qualified personnel, including managers for each dealership.
Competition to attract and retain such personnel within the vehicle sales industry is intense. There can be no assurance of success in attracting and retaining qualified personnel in the future.

         The December 30, 1998 Transaction. Certain of the Company's Preferred and Common Shares were tendered to AutoPrime,Inc. ("AutoPrime") in the December 30, 1998, Transaction (see Item 1, Description of Business - How the Purpose of the Restructuring Was Achieved). AutoPrime is majority owned by a regulated financial institution and can lawfully own the Company's stock only after receiving approval from the Office of Thrift Supervision and perhaps other governmental regulatory agencies. The Transaction also allowed AutoPrime to defer taking ownership of any of the Company's stock until receipt of approval from the Office of Thrift Supervision and any other governmental approval that may be necessary Initially the parties agreed that if approval is not received by December 31, 1999, and AutoPrime determines not to accept the tender, then the tender is rejected. On December 31, 1999, the parties agreed to an extension of the required approval date from December 31, 1999 to January 1, 2001. Such approval was never obtained and the tender was rejected.

         Since the tender was ultimately rejected, then the credits AutoPrime issued on December 30, 1998, as part of the Transaction, were withdrawn. In addition, the debts for which credit was given were reinstated and were immediately due and payable, with interest at 10% per year from December 31, 1998.

         The  Company  and  AutoPrime  renegotiated  the  Transaction  effective
October1,  2000.(See  Item  1,  Description  of  Business-Recent   Restructuring
Transactions).

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

         Lack of Prospective Dividends. The Company has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be used to reduce debt or finance future growth and that dividends will not be paid to shareholders. There can be no assurance that operations will result in sufficient revenues to enable the Company to operate at profitable levels or to generate a positive cash flow. In addition, the 6,578,485 shares of Series "A" Preferred Stock tendered on December 30, 1998, had an annual non-cumulative dividend preference of $328,924 (5% of $6,578,485) and the 1,612,083 Series B Preferred Stock has an annual non-cumulative dividend preference of $80,604.15 (5% of 1,612,083). Accordingly, the Company does not anticipate the payment of any dividends on Common Stock for the foreseeable future (see Item 5, Market for Common Equity and Related Stockholder Matters).

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

         In April, 1999, the Company acquired certain assets of Horizon Auto Sales, Ltd. , a Dallas based used car dealership that operated a single lot. The consideration issued in this transaction was 75,000 shares of AutoCorp Equities, Inc. common stock, of which 50,000 shares were issued at closing and the remaining 25,000 shares were to be issued prior to April 15, 2000 but have never been issued.

         In June, 1999, the Company acquired certain assets of Angelina Motor Company in Lufkin, Texas. The assets acquired included a single lot used car dealership and two portfolios of automobile installment loans, both of which have been subsequently sold to AutoPrime.

         In June, 1999, the Company relocated its headquarters to Plano, Texas and rented approximately 2,600 square feet of office space from AutoPrime. The Company then moved into a separate office facility in Plano, Texas in April, 2000 where it is currently located.

         Through ACE, the Company currently owns and operates three used car dealerships in Texas, Through July of 2000, the company operated five used car dealerships in Texas - three in Dallas, one in Lufkin and one in Austin and consolidated its dealerships into the single Dallas location in August 2000.
Through used car sales, these dealerships originate non-prime used car loan contracts In addition, through AFS, portfolios of non-prime used car loan contracts are purchased and one loan servicing center is operated. During fiscal year 2000 the Company also consolidated the four servicing centers to one in Dallas, Texas. The Company retains the loan servicing function of all of the loans originated or purchased.

         Recent Restructuring Transactions

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

o The substantial reduction of debt and the arrangements to reduce exposure to further liability.

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

     (c)  The establishment of the three trusts, and the transfer to them of the

     (d) reissued 3,217,000 Common Shares. These represent 52.0% of the Common Shares then outstanding.

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

     o AutoPrime declined to accept the tender until after receipt of any necessary regulatory approvals. (the approval was ultimately not received);

     o These securities were placed in the Exchange Trust pending the outcome of the tender. Since necessary approvals were not received, the parties to the Transaction renegotiated some of the debt release portions of its terms.

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

         Initially the parties agreed that if approval is not received by December 31, 1999, and AutoPrime determines not to accept the tender, then the tender is rejected. On December 31, 1999, the parties agreed to an extension of the required approval date from December 31, 1999 to January 1, 2001. The tender was ultimately rejected, and the credits AutoPrime issued on December 30, 1998, as part of the Transaction, were withdrawn. In addition, the debts for which credit was given was reinstated and was due and payable, with interest at 10% per year from December 31, 1998. The Company and AutoPrime agreed to renegotiate the Transaction. A description of the renegotiation is described in the next section. There is no assurance as to the outcome the renegotiation, and it could have a materially adverse effect on the Company.

         On October 1, 2000 the Company renegotiated the December 30, 1998 transaction with AutoPrime as a result of the inability to gain approval by AutoPrime from the Office of Thrift Supervision and the subsequent rejection of the tender by AutoPrime. The restructuring took place to create an organizational and financial structure that is more efficient and more closely reflects the current business plans of the Company.

The following was accomplished through the restructuring:

     o Substantially reduced debt and made arrangements to reduce exposure to future liability.

     o Made arrangements for short-term working capital to provide the Company funding to continue operations in the near-term without acquiring new debt.

     o    Changed the capital structure of the Company.

     o Acquired a substantial loan portfolio to enhance the Company's asset base.

     o Increased servicing fees (as a percentage of gross collections) and reimbursements to enable the company to recover expenses not recouped under previous fee arrangements.

     How the Purpose of the Restructuring Was Achieved

     The purpose of the restructuring was achieved by the following:

     o Substantially reduced debt and made arrangements to reduce exposure to future liability.

          This was achieved by exchanging a new series of Preferred Stock in exchange for the extinguishment of all debt, either direct or indirect, of the Company owed AutoPrime as of September 30, 2000. Additionally, as part of the transaction, the Company was released and/or indemnified against any future liability arising as a result of the extinguishment of the debt.

     o Made arrangements to for short term working capital to provide the Company funding to continue operations in the near term without acquiring new debt.

          This was achieved by including in the transaction a substantial number of re-possessed automobiles owned by AutoPrime as a result of their security interest in the underlying finance contract. This provided the automobile dealership an inventory which was unencumbered as of the date of the transaction. Additionally, servicing fees for collection of the AutoPrime portfolio were increased five-fold to provide additional working capital in the near term (approximately six months). These fees will return to predetermined levels in the longer term. Its terms are described in detail at the end of item 5 and in the exhibits to this filing.

     o    Changed the capital structure of the company.

          This took place through:

          (a) The designation of a new series of Preferred Stock (re-designated from Series A to Series B).

          (b) Issued 1,612,083 shares of Series B Preferred Stock that resulted in exchange for working capital in the form of cash (on a deferred basis), repossessed automobiles, a portfolio of customer notes receivable (secured by automobiles) owned but considered to be "active' by the seller, a portfolio of customer notes receivable owned but considered "inactive" by the seller and the elimination of approximately 23,000,000 of debt, recourse and other obligations and liabilities owed by the Company.

          (c) Transferred 1,817,000 common shares from the Exchange Trust created in the December 30, 1998 transaction to the Company's treasury previously tendered to AutoPrime and other parties on December 30, 1998.

          (d) Returned to the Company the 6,578,485 Series A preferred shares previously tendered to AutoPrime on December 30, 1998.

          (e) Cancelled 552,551 common shares to prevent an over issue and reduce the total outstanding common shares to 4,362,274 as of October 1, 2000.


         This was accomplished by including in the transaction a portfolio of retail installment contracts from AutoPrime that had been classified as "Active", "Past Due" or "Written Off" by AutoPrime. These notes had an adjusted basis on AutoPrime's books of approximately $9,600,000 which when serviced by the Company may enhance the asset base of the Company.

         Increased servicing fees and reimbursements to enable the Company to recover expenses not recouped under previous fee arrangements.

         This was accomplished by including provisions in the transaction that allowed the Company to increase its servicing fee and reimbursement structure to allow recovery of certain taxes and repossession costs not included in previous fee arrangements.

         Present Business Operations

         At February 15, 2001, the Company owns and operates three used car dealerships in Texas. Through used car sales, these dealerships originate non-prime used car loan contracts. Although none were purchased during the fiscal year ended September 30, 2000, the Company may also buy portfolios of non-prime used car loan contracts as a part of its current business plan. In both cases, the loan servicing function is retained and, as the loan servicer, record keeping and collection of payments and general enforcement of the used car loan contracts is assumed.

         ACE Motor Company, Inc.("ACE") owns and operates three used car dealerships in Texas. It sells used cars to non-prime purchasers and originates non-prime used car loans as a result of those sales. Non-prime purchasers are usually persons with low incomes and a poor credit history. AFS then retains the loan servicing function on the portfolios.

         Another subsidiary of the Company, AFS, during the fiscal year ended September 30, 1999 bought portfolios of loan contracts at a discount from net principal balance, usually ranging between 35% and 45%. Since the Company does not have the necessary capital to carry a portfolio of contracts, AFS sold the loans, with recourse, to AutoPrime at a lower discount from net principal value. A sale "with recourse" means that if a loan contract becomes delinquent, the seller becomes obligated to pay the purchaser an amount equal to the purchaser's unrecovered purchase price, plus accrued interest on that amount. AFS also retains the loan servicing function. AFS operates one loan servicing center in Texas. Due to severe shortages of working capital during the fiscal year ended September 30, 2000, the Company did not purchase any new loan portfolios and, consequently did not sell any portfolios to AutoPrime during that period.

         ACE and AFS have each entered into a Master Purchase and Sale Agreement with AutoPrime. ACE entered into this agreement on January 12, 1999, and AFS also entered into their agreement on January 12, 1999. The Company is a guarantor on both agreements to AutoPrime. AutoPrime is engaged in the business of purchasing retail installment contracts secured by automobiles and light duty-trucks, which include contracts for non-prime credit customers. Under these agreements, ACE and AFS sell contracts to AutoPrime, with recourse, at a price generally ranging from 55% to 70% of the current net principal balance of the contract. The Company and its subsidiaries, ACE and AFS, have joint and several liability to AutoPrime for the recourse liability on all contracts sold to AutoPrime. Like many investors, AutoPrime does not want to be in the business of servicing the contract loans in its investment portfolio. Therefore, the Company and its subsidiaries, ACE and AFS, have each entered into a Servicing Agreement with AutoPrime. This was done on the same dates as the Master Purchase and Sale Agreements were signed. Under these agreements, ACE and AFS each retain the servicing of the contracts sold to AutoPrime. This is done for a fee of between 10% and 37% of the cash collected from servicing contracts. As the loan servicer, payments are collected, the servicing fee is retained, and the balance is remitted to AutoPrime. As a result of the October 1, 2000 transaction, there have been limited transactions of this nature with AutoPrime.

         In the event payments on a contract become delinquent, the loan servicer is responsible to make the collections and, if necessary, repossess the used car involved. After repossession, the Company either (1) floor plans, reconditions and attempts to resell the car through its dealership or, (2) sells the car at wholesale. During the fiscal year ended September 30, 2000, if the net recoupment on this delinquency collection/recovery process (collection efforts on the contract after delinquency, repossessing the used car and disposing of it) is less than what AutoPrime is owed on the contract balance, the loss is applied against the Company's recourse liability obligation. Effective as of October 1, 2000, the Company is no longer charged for any recourse liability regardless of the amount of the net recoupment on the repossession.

         Prior to October 1, 2000, there were additional Servicing Agreements with AutoPrime under which the Company services portfolios, owned by AutoPrime, for a fee. The servicing fee retained on payments collected ranges between 10% to 37%. The intent is to actively seek and investigate other such servicing opportunities as they become available. The current staffing infrastructure and systems will allow the servicing of multiple portfolios for outside lenders. Because the ollection of retail consumer loans is highly regulated, the Company employs xperienced collection managers and staff.

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

         At September 30, 2000, the Company was the servicing agent for approximately $6,019,382 of active automobile receivables. As a result of the October 1, 2000 transaction, that amount decreased to $3,464,840. Accordingly, the results of operations and financial condition depends, in part, on the ability to properly service automobile receivables in order to reduce credit losses.

         The Company's computer system is designed to promptly identify customers whose accounts have become past due. Upon identification of a customer with a delinquent account, that customer is immediately contacted by telephone o demand payment, or, if the customer cannot be reached by this means, a Company employee is dispatched to the customer's home or place of employment to collect payment. If payment cannot be obtained from the customer at that time, the Company will seek to make alternative arrangements for payment. Early detection of a customer's delinquencies, as well as a commitment to working with customers to resolve payment issues, reduces credit loss and promotes customer satisfaction. Many finance companies serving the prime market, in contrast, including credit card companies, may wait up to 30 days before contacting a customer in connection with a delinquent payment.

         If a customer's account becomes more than two payments days past due, a process begins to protect the collateral. In certain instances, a customer will work with the Company to coordinate a "voluntary repossession" of the vehicle. In the case of an "involuntary repossession," an independent firm is retained to repossess the vehicles pursuant to prescribed legal procedures. If a vehicle is repossessed, the customer is allowed a minimum ten days to redeem the vehicle. In some circumstances, the customer may be allowed the opportunity to redeem at any time until the vehicle has been sold to a third party. After repossessing a vehicle, the vehicle may be reconditioned by a third party. It will then be sold at retail through one of the Company's dealerships or in the wholesale market.

         Having retail capability allows the Company to quickly wholesale the vehicles that are repossessed and avoid certain expenses that a stand-alone financecompany would incur in connection with repossessing and reselling a vehicle. Vehicles that cannot be sold retail are sold at auction or to wholesalers.

         As of September 30, 2000 ACE had a revolving line of credit with AutoPrime for the purpose of purchasing inventory of used vehicles, a "floor plan," which is guaranteed by AutoCorp Equities, Inc. The floor plan with AutoPrime was initially established on October 26, 1998, with a limit of $750,000 and a variable rate of interest of 6.5% over the index known as the Wall Street Journal Prime Rate. The rate was initially set at 15%. The floor plan note was a demand note that matured on April 26, 1999. On that date it was renewed and extended at the same variable rate of interest, initially 14.25%.

         The amount of the floor plan was increased to $1,000,000 on June 17, 1999, at the same variable rate of interest, initially 14.25%. On September 8, 1999, this latter note was replaced with three notes totaling $1,400,000 in commitments. The floor plan notes are all due on demand, however, if not demanded they then all mature on March 8, 2000. One note amounting to $400,000, has a fixed interest rate of 12%. The other two notes carry variable rates at 6.5% over the Wall Street Journal Prime Rate, with the initial rate being 14.75%. As a result of the October 1, 2000 transaction, the revolving line of credit and floor plan agreements were terminated and any amounts outstanding were liquidated as a part of the transaction.

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

         Lenders also entered into a Master Purchase and Sale Agreement with AutoPrime dated January 22, 1998, for the sale of contracts, with recourse, generated by the retail sales of Lenders. The terms of the sales to AutoPrime under this Master Agreement were the same as under the other Master Agreement CIC had with AutoPrime. The Company and Lenders undertook joint and several liability to AutoPrime for the recourse liability on all contracts sold toAutoPrime.

         These contract loans were originated and serviced by Lenders of Texas. This relationship was governed by a Servicing Agreement dated January 22, 1998, between Lenders and AutoPrime.

         ACE Motor Company acquired certain assets of Lenders of Texas on December 30, 1998. This transaction was separate from, but related to, the restructuring Transaction that took place on the same date. This transaction is a related party transaction and is described in Item 12, "Certain Relationships and Related Transactions." The Company subsequently closed the Austin locations that were not profitable and consolidated the sales staff into one dealership location sufficient to also house the collection staff, thus reducing operating overhead. In addition, as the portfolio stabilized, this allowed the service center operating in Austin to be closed, and instead contract with outside service vendors to service and recondition repossessed vehicles at a lower cost. During the fiscal year ended September 30, 2000, the company consolidated the remaining Austin locations into one Dallas location.

         Employees. At January 26, 2001 the Company employed a total of 20 people; 6 in ACE Motors, 9 in AFS and 5 at the headquarters in Plano, Texas. No employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

Item 2.  Description of Property

         The principal executive offices of the Company are located at 911 W. Parker Rd., Suite 306, Plano, Texas 75023. Approximately 3,600 square feet of leased premises are at this location. The rent is approximately $ 42,000 per year. However, as part of the October 1, 2000 transaction, AutoPrime has assumed responsibility for the lease for the remainder of its term.

         As of January 26, 2001, The Company has three leased properties in addition to the corporate headquarters. They are leased for ACE and AFS operations, and are listed in the following table together with the year the lease expires:

         1.  9922 Linn Station Rd., Louisville, Kentucky     3,025 sq ft    2004
         2.  2101 First Street, Lufkin, Texas                4,000 sq ft    2001
         3.  624 So. Buckner Blvd., Dallas, Texas            5,600 sq ft    2004

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

                                                 Bid Quotations
                                                 --------------
                                              Low             High



           Fiscal 2000:
                  First Quarter              $0.125          $0.22
                  Second Quarter              0.19            0.28
                  Third Quarter               0.188           0.468
                  Fourth Quarter              0.031           0.10


           Fiscal 1999:
                 First Quarter                0.25            0.63
                 Second  Quarter              0.56            1.75
                 Third Quarter                0.50            0.81
                 Fourth Quarter               0.21            0.81


--------------------

* These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and thus may not represent actual transactions.

         At September 30 , 2000, there were approximately 439 holders of record of the Common Shares of the Company.

         The Company has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be retained to finance future growth. In addition, the 1,612,083 shares of Series "B" Preferred Stock, issued on November 14, 2000, as a result of the October 1, 2000 transaction, have an annual non-cumulative dividend preference of $80,204 (5% of $1,612,083). Accordingly, the Company does not anticipate paying any dividends on Common Stock for the foreseeable future.

         From October 1, 1997 through September 30, 2000, the Company sold the following securities without registration under the Securities Act of 1933:

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

     (4) 52,787 Common Shares on November 4, 1999, to George Mueller for his services (and agreement to render services) to the Company as an independent consultant from April 1 through December 31, 1999, on the terms set forth in a Business Consulting Agreement. Through September 30, 2000 Mueller has performed no consulting services of any nature for the company under the terms of the agreement. These shares were issued under the Section 4(2) exemption of the Securities Act.

Summary of the Terms of Convertibility of the Series "B" Preferred Shares. As part of the Transaction, a series of 9,000,000 authorized shares of Series"A" Non-Cumulative Convertible Preferred Stock was established. Then, a total of 2,000,000 of those shares were re-designated as Series "B" of which 1,612,083 Preferred Shares as part of the October 1, 2000 Transaction were issued. Additionally, the 6,578,485 Preferred Series "A" shares were cancelled as a part of that transaction

         The terms of the Series "B" Preferred Shares are:

          o    They pay non-cumulative dividends at the rate of 5% per year;

          o    They have a liquidation preference of $14.64 per share;

          o They have no voting rights, sinking fund provisions or redemption rights;

          o They are convertible into Common Shares on a 1-for-1 basis at any time. They will also become convertible automatically if any of certain specified events take place. Here is a summary of the events that can accelerate convertibility:

               (a) When or if the Company's Common Stock is accepted for trading in the NASDAQ National Marketing System, or

               (b) When or if the Company's Common Stock is publicly traded at a price equal to $14.64 per share or more.

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

Results of Operations

         Overview. The Company operates "Buy Here-Pay Here" used car dealerships and underwrites, finances and services retail installment contracts generated by sales of used cars by the Company's dealerships. In addition, the Company may, as a part of its ongoing business plan, purchase portfolios of loan contracts from third party dealerships and services these loan portfolios. The Company targets the non-prime borrowing segment of the automobile financing industry. The Company finances much of its operations by collecting principle and interest on contracts purchased from AutoPrime in its October 1, 2000 transaction and continuing to service contracts retained by AutoPrime.

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

         In fiscal 1999 the Company experienced a complete transformation from 1998. The operations and management were dramatically changed. Most of the used car lots operated in 1998 were closed and new lots were added so that at the end of fiscal 1999 the Company was operating five lots in total, all of which were in Texas. Three were in Dallas, one in Austin and one in Lufkin. A change of control took place and a new Chief Executive Officer was hired who has put a new management team in place. A loan servicing operation was established with four offices, one in Kentucky and three in Texas. Both the level of car sales and the volume of retail installment contracts serviced increased significantly. Although the Company is in the same business in 1999 as in 1998, the size, focusand direction of the Company bears little resemblance at the end of fiscal 1999 to what existed in 1998.

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

         With increasing losses, the Company obtained additional funds by incurring debt of approximately $990,000 during 1998. Funds were advanced by AutoPrime and individual outside investors. Interest expense on the debt increased by approximately $195,000 to over $475,000. The resulting losses also prevented the Company from paying its vendors in a timely manner. As a result, trade payables and accrued expenses increased by over $900,000 by September 30,1998. By June 1998, Management had decided to close the sales lots. The reconditioning facility and the insurance subsidiary were also closed. Upon closure of the lots, a small staff was left in Phoenix to continue to service and collect on the notes for AutoPrime and transition the record keeping.

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

         The Company's subsidiary, ACE Motor Company, acquired certain assets related to the Austin dealership on December 30, 1998, from Lenders Auto Resale Centers of Texas, Inc., a corporation owned by William O. Merritt and Dennis W.Miller.

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

         Selling, administrative and other operating expenses for 1999 amounted to $4,434,650, substantially less than the comparable number for 1998. In 1998 the Company made a number of significant changes to its operations and management. These changes resulted in expenses in this area which create a non-meaningful year to year comparison. Looking only at performance within 1999, these expenses improved during the year as a percentage of sales. Year to date through June 30, 1999 selling, administrative and other expense was 34.0% of sales. In the fourth quarter the comparable percentage was 32.1%, with the fullyear percentage averaging 33.2%. Given that many of these costs are discretionary in nature, general cost control efforts contributed to the improvement in this area.

         Bad debt expense was the result of the purchase of two installment note portfolios from Angelina Motor Company in Lufkin, Texas. These notes have ultimately been sold to AutoPrime, however the Company held them for a period of time before selling them and a provision for bad debt expense was made during that time. No similar item occurred in 1998. In addtion, in September of 1999, AutoPrime took sole management over the portfolio which were bought, serviced and sold to third parties.

         The provision for recourse liability increased to $2,726,918 in 1999 from $2,320,000 in 1998. This increase was primarily impacted by:

     - an approximate $2.2 million charge to the reserve at year-end 1999 resulting from systems change-over problems including inadequate portfolio management by AutoPrime. The systems problems have been corrected and appropriate personnel changes have been made. In addition, AutoPrime ceased management of the portfolio effective October 1, 2000.

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

2000

         Management believes that fiscal year 2000 could have been a turn around year for the Company had certain unforeseen events not taken place. Primarily as a result the inability by AutoPrime to continue funding its floor plan and note acquisition plans to the Company late in the second quarter of fiscal year 2000, the company was basically unable to purchase inventory for its used car operations or purchase note pools from third parties. This came as a result of the sale of AutoPrime's primary lending source. Also as a result of the sale of its primary lending source, AutoPrime also discontinued purchasing installment contracts under the Master Purchase and Sale Agreement mentioned above and thus discontinued advancing funds under that arrangement. In addition, due to its financial difficulties in the past, the Company was unable to obtain additional sources of financing from alternative sources such as commercial banks, commercial finance companies and the like. As a result, once the used car automobile inventory had been depleted in the third quarter, the only autos available for sale were those repossessed as a result of a default on the underlying installment contract(s). These autos were sold by the automobile dealerships for a marketing fee which was generally equal to the down payment made by the customer. These fees proved to be insufficient to allow the Company to continue its operations in multiple cities throughout Texas. Servicing fee income was also negatively impacted in that the supply of new notes for servicing was reduced and through routine turnover of the notes in the servicing portfolio.

         Management made the decision to close its Kentucky servicing center in the third quarter and four of its five retail used car lots located in Dallas, Lufkin and Austin in the fourth quarter. Inventory, if any, in the Lufkin and Austin locations was moved to Dallas, key personnel were relocated to Dallas and those facilities were closed. The collection centers in Lufkin and Austin were also closed in the fourth quarter and moved to Dallas.

         During the second through fourth quarters of fiscal 2000, substantially all funds to continue operations of the Company came from AutoPrime. Ultimately, the Company and AutoPrime entered into an agreement to allow the Company to recapitalize and issue preferred shares of stock to an affiliate of AutoPrime's US parent company in exchange for debt, working capital and income producing assets. That agreement is more fully described in Item 1, Organization and History and as exhibits attached to this filing.

         Net sales of used automobiles decreased from $11,580,947 in 1999 to 9,790,142 in 2000, a decrease of 1,790,805. Management believes that sales would have increased over 1999 had it had sufficient working capital to maintain higher inventory levels during fiscal year 2000. The sales amounts by quarter for 2000 are as follows:

                           Quarter 1                 $6,123,000
                           Quarter 2                 $3,056,000
                           Quarter 3                 $  240,000
                           Quarter 4                 $  371,086

         The last two quarters reflect the result of the Company not being able to purchase additional used automobile inventory in the normal course of business.

         The other major element of revenue for the Company in 2000 consist of service fees from loan servicing activity. Service fee revenue in 2000 amount to approximately $2,574,852 an increase of 45%from 1999 as a result of the implementation of stricter collection procedures in 2000. In 1999, there was approximately $626,000 in income as a result of the spread on bulk purchases whereas the Company made no bulk purchases in fiscal year 2000 and thus no income on any spread that may have been achieved.

         Cost of sales as a percentage of automobile sales increased from 78.1% in 1999 to 97.0% in 2000, primarily as a result of the quality of the automobiles available for sale in the last two quarters of the year. Management expects costs of sales to remain relatively high in the first quarter of 2001 as a result of liquidation of its beginning inventory at prices below retail in an effort to increase working capital for future purchases of higher quality automobiles in the mid to later quarters of the fiscal year.

         Selling, general and administrative expenses for 2000 amounted to $4,428,530, a slight decrease over the comparable number of $4,449,155 in 1999. Beginning in the fourth quarter of fiscal year 2000 and continuing into the first quarter of fiscal 2001, management has implemented plans that have significantly reduced operating costs at all levels and expects those costs as a percentage of revenues will decrease dramatically in fiscal 2001.

         Bad debt expense increased dramatically from $465,042 in 1999 to $7,746,442 in 2000 as a result of the passing through of the recourse liability to the Company once the installment contracts are written off by AutoPrime. AutoPrime wrote off approximately $5,000,000 in the Company's fourth quarter of 2000. The result of the write-off also decreased the Company's exposure to the recourse liability of approximately $933,000 as of September 30, 2000 and resulted in a reduction in the provision for recourse liability of approximately $3,660,000 for the twelve months ended September 30, 2000. As a result of the October 1, 2000 transaction, the Company has been released from any and all recourse liability beginning and after October 1, 2000.

         Interest expense is incurred by the Company in connection with its line of credit that is used to floor purchased and repossessed automobiles and from the outstanding note payable to AutoPrime. The amount of interest expense for 2000 is more than incurred in 1999 because a large portion of the debt to be converted to equity by AutoPrime was not converted and interest charges were re-instated on the original debt. As a result of the October 1, 2000 transaction the aforementioned debt was converted to Preferred Stock and accordingly management estimates that interest expense will be dramatically reduced during fiscal year 2001.

         In November 2000 and effective October 1, 2000, the Company entered into an agreement with AutoPrime and an affiliate of AutoPrimes' US parent, Pacific Financial Group to exchange 1,612,083 shares of Series B Preferred for substantially all debt, both direct and direct, of the Company to AutoPrime. In addition to the exchange of debt, the Company acquired an inventory of repossessed automobiles, certain note portfolios owned by AutoPrime and retained the servicing of certain note portfolios owned by AutoPrime at increased servicing rates than were in effect prior to the agreement. The substantive details of the agreement are included in exhibits to this filing for reference purposes. As a result of this issuance of the Preferred Stock, the Company's capital structure increased by approximately $16,350,000.

         In addition to the positive effects that the October 1, 2000 agreement has had on the financial structure of the Company, management has had the opportunity to begin to formulate long-term plans for the future of the Company and has retained tax professionals to determine the amount of the operating losses that can be used to offset future taxable income. As a part of these plans, management is evaluating a proposal by the current management of Ace Motor Co. to buy the automobile operations from the Company effective as of October 1, 2000. Although discussions are on-going, no definitive agreement has been reached as of the date of this filing. Should an agreement be reached and finalized, details will be announced through press releases and filings required by the Securities and Exhange Commission.

Liquidity

         The Company no longer continues to be in a negative working capital position as of October 1, 2000 as a result of the acquisition of approximately $225,000 in cash (on a deferred basis), approximately $370,000 of repossessed automobiles as inventory and customer installment notes receivable and therefore is no longer dependent on AutoPrime to provide the needed working capital to supplement internally generated cash flow in funding the operating needs of the Company. As a result of the significant changes made to operations and
Management since the recapitalization was completed, there has been a substantial improvement in the cash flow performance of the Company. It is anticipated that operations will become cash flow positive on a monthly basis during fiscal 2001.

Effect of Inflation

         The Company does not expect any material negative effect to operations from an increase in the inflation rate.

Year 2000 Compliance

              Modifications to and replacements of portions of the Company's software have been made to address this issue. In the opinion of management, the changes made have resulted in its computer systems functioning properly with respect to dates in the year 2000 and thereafter.

Item 7.  Financial Statements

         The following financial statements are attached to and filed as part of this report:

         Consolidated Balance Sheets - September 30, 2000 and 1999

         Consolidated Statements of Operations For the Years Ended September 30, 2000, 1999 and 1998

         Consolidated Statement of Changes in Shareholders' Equity For the Years Ended September 30, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows For the Years Ended September 30, 2000, 1999 and 1998

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

         Current levels of indebtedness of the Company as of September 30, 1999 and the related interest rates are as follows:

         Notes payable, fixed interest rate of 9%, due May 1, 2000    $3,900,657

         Borrowings under line of credit, fixed interest rate of
         12%, due March 8, 2000                                       $  125,450


Item 8.  Disagreements with Accountants on Accounting and
         Financial Disclosure - N/A


PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act

         The executive officers and Directors of the Company, as of November 26, 1999, are:

    Name             Age           Position                       Director Since
    ----             ---           --------                       --------------

Charles Norman       43       President and Chief Executive             1998
                              Officer; Director*


William O. Merritt   56       Director**                                2000

David Brown          40       Director***                               2000

Hunter Ennis         30       Secretary and Treasurer;****              1999

Terri Ashley         47       Vice President - Investor                 2001
                              Relations*****

-----------------
*     Elected President and a Director in August 1998.
**    Elected a Director in May 2000.
***   Elected Director in June 2000.
**** Elected Secretary and Treasurer in December 1998, resigned in June 2000, re-elected Secretary and Treasurer in December 2000.
***** Elected Vice President - Investor Relations in January 2001.

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

         David Brown has been with the Company since November 1997. He became Director of Collections for Lenders Auto Resale Centers in Austin, Texas. In this capacity, he was responsible for the supervision of all day-to-day operations in collections. From September, 1995 to October 1997, Mr. Brown was Senior Loan Service Counselor for Westcorp Fiancial Services in Austin, Texas. From September, 1994 to September 1995, Mr. Brown was with Dell Computer of Austin, Texas as collector of Fortune 500 national accounts.

         Terri Ashley has been with the Company since November 1998 and became an officer in January 2001. From January 1997 through October of 1998 she was an executive assistant for Gatehouse Capital. From January 1996 through December 1996 Ms. Ashley was an administrative assistant with Sony Pictures and from August 1995 through December 1995 Ms Ashley was an administrative assistant with Phoenix Ventures, Inc.

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

         We presently contemplate that after the 2001 Annual Meeting of Shareholders, the newly elected Directors will hold a regular annual meeting of the Board of Directors. If a regular meeting is not held, the Directors will sign a unanimous consent in lieu of holding the meeting and will re-elect the current officers to the same positions for the coming year.

Item 10. Executive Compensation

         Executive Officers. The table below shows cash and stock compensation paid during the last three years to each of the three persons who served as Chief Executive Officer during fiscal 1999. None of the next four most highly compensated officers serving on September 30, 1999, received more than $100,000 for fiscal 1999.



Name and                             Fiscal             Consulting  Other Annual
Principal Position                    Year     Salary      Fees     Compensation
------------------                   ------  ---------  ----------  ------------
Charles Norman, President and         2000   $ 144,500   $     0      $ 48,266
Chief  Executive Officer              1999   $ 123,689   $     0      $ 11,250
(August 1998 to Present)


Andrew Kacic* - President and         2000   $       0   $     0      $      0
Chief Executive Officer               1999   $       0   $     0      $      0
(December 1997 to June 1998)          1998   $   6,600   $43,564      $110,200**

William O. Merritt - President        2000   $       0   $     0      $      0
and Chief Executive Officer (July     1999   $       0   $     0      $      0
to December 1997) (June 1998 to       1998   $  16,350   $     0      $      0
August 1998)                          1997   $  63,900   $     0      $      0


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

As of September 30, 2000, 981,857 shares had been issued under the Plan, no options were outstanding, and 1,018,143 shares were available for future issuance.

         Compensation of Directors. Directors received a fee of $300 per meeting for serving as Directors during fiscal 1998. No fees were paid during fiscal 2000.

         Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder require that directors and executive officers of the Company and beneficial owners of greater than 10% of the Company's Common Stock file various reports with the Securities and Exchange Commission (the "SEC"). The Company has reviewed its files with respect to fiscal 1999. The following persons and trusts did not file a Form 3 but did report the same information on a Form 5 that was timely filed: Hunter Ennis when he became an officer; David Brown when he became a Director; and Voting Trust I, Voting Trust II and Exchange Trust when they became a beneficial owner of greater than 10% of the Company's Common Stock.

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


Name of Trust             Beneficiaries                   Securities Held
-------------             -------------                   ---------------

Voting Trust I   Executive officers of the Company     350,000 Common Shares
                 to be named in the future

Voting Trust II  Executive officers of AutoPrime,      350,000 Common Shares
                 Inc. ("Auto Prime") to be named
                 in the future

The Exchange     (a) Consumer Investment Corporation   up to 700,000 Common
Trust            "CIC" (for the benefit of the         Shares (all unused shares
                 holders of the CIC notes)             will  first  be available
                                                       to AutoPrime  for
                                                       satisfaction of the
                                                       Company's and/or CIC's
                                                       obligations to them.)

                 (b)  AutoPrime (for the purpose of    3,340,529 Preferred
                 holding the securities tendered to    Shares and 1,091,113
                 AutoPrime and that it cannot          Common Shares
                 lawfully accept prior to receipt
                 of approval from the Office of
                 Thrift Supervision)

                 (c) AutoPrime (for the purpose of     up to 725,887 Common
                 satisfying the Company's and/or       Shares
                 CIC's obligation to AutoPrime.)


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

Item 13. Exhibits and Reports on Form 10-K

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

     10.27 Master Agreement, effective October 1, 2000, by and between Pacific Financial Group, inc., AutoPrime, Inc., AutoCorp Equities, Inc., ACE Motor Co., Inc., and AutoCorp Financial Services, Inc.
     10.28     Supplemental Agreement dated October 1, 2000.
     10.29     Mutual Covenant Not to Sue.
     10.30     Mutual Recourse Release.
     10.31 Amendment to Certificate of Designation of the Series A Non-Cumulative Convertible Preferred Stock of AutoCorp Equities, Inc.
     10.32     Servicing Agreement.
     10.33 Cancellation/Termination and Tender of Series A Preferred Stock effective October 1, 2000.
     10.34     Indemnity Agreement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  February 20, 2001                  AUTOCORP EQUITIES, INC.

                                          (Registrant)


                                           /s/ Charles Norman
                                           -------------------------------------
                                           Charles Norman
                                           President and Chief Executive Officer

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


                                                             Page No.

INDEPENDENT AUDITORS' REPORT                                       1

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                               2

         Consolidated Statements of Operations                     4

         Consolidated Statements of Changes in
          Shareholders' Deficit                                    5

         Consolidated Statements of Cash Flows                     7

         Notes to Consolidated Financial Statements               10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
AutoCorp Equities, Inc.

We have audited the accompanying consolidated balance sheets of AutoCorp Equities, Inc. and subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for each of the years in the three year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoCorp Equities, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit at September 30, 2000 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                Hurley & Company

Granada Hills, California
January 5, 2001
                                        1

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2000 and 1999


                                                  2000         1999
                                               ----------   ----------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents             $  111,521   $  347,046
         Notes receivable, net of allowances
          of $7,746,442 and $479,926                 --        737,391
         Other receivables                           --          5,783
         Inventory                                396,469    1,607,538
         Prepaid expenses                          46,510       59,066
                                               ----------   ----------
              Total current assets                554,500    2,756,824

PROPERTY AND EQUIPMENT
         Furniture and fixtures                     3,448       11,295
         Office equipment                         218,657      208,513
         Computer equipment                        41,719       42,134
         Automobiles                                 --          2,500
         Machinery and equipment                   86,239       91,865
         Leasehold improvements                     9,198       21,674
                                               ----------   ----------
                                                  359,261      377,981
         Less accumulated

          depreciation and amortization           259,261       36,216
                                               ----------   ----------
                                                  100,000      341,765

OTHER ASSETS
         Deposits                                   3,962        7,743
                                               ----------   ----------
         Total assets                          $  658,462   $3,106,332
                                               ==========   ==========




The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           September 30, 2000 and 1999

                                                     2000            1999
                                                ------------    ------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion, long-term debt               $       --      $    683,001
  Accounts payable                                   138,305         292,772
  Accrued expenses                                   287,929         529,302
  Sales tax payable                                1,200,000         641,824
  Line of credit                                     125,450       1,196,921
  Related party payables                          10,373,650         538,847
  Note payable, related party                      3,900,657       4,590,617
  Other current liabilities                          198,759         219,077
                                                ------------    ------------
     Total current liabilities                    16,224,750       8,692,361

Allowance for recourse liability                   1,950,956       2,884,000

Related party payable                              6,578,485       6,578,485
                                                ------------    ------------
     Total liabilities                            24,754,191      18,154,846
                                                ------------    ------------

Commitments and contingencies                           --              --

SHAREHOLDERS' DEFICIT:
Convertible preferred stock, no par value,
 5% non-cumulative; liquidation preference
 of $1.00 per share; 10,000,000 shares
 authorized, no shares issued and outstanding
 at September 30, 2000 and 1999, respectively           --              --
Common stock, par value $.001; 110,000,000
 shares authorized, 6,189,971 and 6,137,184
 shares issued and outstanding at September
 30, 2000 and 1999, respectively                       6,190           6,137
Additional paid-in-capital                        11,555,415      11,536,718
Accumulated deficit                              (35,419,834)    (26,353,869)
Shares in trust                                     (227,500)       (227,500)
Stock subscriptions receivable                       (10,000)        (10,000)
                                                ------------    ------------
     Total shareholders' deficit                 (24,095,729)    (15,048,514)
                                                ------------    ------------
     Total liabilities and

      shareholders' deficit                     $    658,462    $  3,106,332
                                                ============    ============


The accompanying notes are an integral part of these consolidated financial statements.
                                        3


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended September 30, 2000, 1999 and 1998


                                             2000            1999            1998
                                        ------------    ------------    ------------
Net Revenues                            $ 12,364,994    $ 13,356,609    $  4,098,074

Cost of sales                              9,581,836       9,440,944       3,517,643
                                        ------------    ------------    ------------
      Gross profit                         2,783,158       3,915,665         580,431

Selling, administrative
 and other operating expenses              4,428,530       4,449,155       9,952,292
Bad debt expense                           7,746,442       2,627,960            --
Provision for (recovery of)
 recourse liability                         (933,044)        564,000       2,320,000
Loss on impairment of assets                 150,913            --              --
                                        ------------    ------------    ------------
                                          11,392,841       7,641,115      12,272,292
                                        ------------    ------------    ------------

Operating loss                            (8,609,683)     (3,725,450)    (11,691,861)

Other income (expense):
  Interest expense                          (435,224)       (280,167)       (478,621)
  Miscellaneous                                 --              --            (5,225)
  Gain on disposition of subsidiaries           --           565,648            --
 (Loss)/gain on disposal of assets           (21,058)            403            --
  Loss on lot closings                          --              --          (144,740)
  Loss on conversion of debt to equity          --              --          (184,023)
                                        ------------    ------------    ------------
  Total other income (expense)              (456,282)        285,884        (812,609)
                                        ------------    ------------    ------------

Net loss                                $ (9,065,965)   $ (3,439,566)   $(12,504,470)
                                        ============    ============    ============

Net loss per share,
 basic and diluted                      $      (1.38)   $       (.56)   $      (2.28)
                                        ============    ============    ============

Weighted average number
 of shares outstanding,
 basic and diluted                         6,555,036       6,122,328       5,484,807
                                        ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
              For the Years Ended September 30, 2000, 1999 and 1998

                                      Common Stock            Additional         Stock
                                                  Par           Paid-In      Subscriptions     Shares in      Treasury
                                Shares           Value          Capital       Receivable         Trust          Stock
                             ------------    ------------    ------------    ------------    ------------   ------------
Balance at
 October 1, 1997                5,100,018    $      5,100    $  9,309,979    $    (12,000)   $       --     $   (569,000)

Shares issued to
 convert debt
 to equity                        490,076             490       1,839,400            --              --             --

Shares issued for services        227,141             227         212,227            --              --             --

Cancellation of stock
 subscription agreement           (20,000)            (20)         (1,980)          2,000            --             --

Shares issued to former
 officer per agreement            192,000             192            --              --              --             --

Shares issued to former
 officer for services             110,200             110         110,090            --              --             --

Net loss for the year
 ended September 30, 1998            --              --              --              --              --             --

                             ------------    ------------    ------------    ------------    ------------   ------------
Balance at
 September 30, 1998             6,099,435           6,099      11,469,716         (10,000)           --         (569,000)

Shares issued for services          2,737               3           2,734            --              --             --

Shares issued to convert
 debt to equity                    22,000              22            --              --              --             --

Shares issued to
 acquire subsidiary                50,000              50          49,950            --              --             --



                              Accumulated
                                Deficit          Total
                             ------------    ------------

Balance at
 October 1, 1997             $(10,409,833)   $ (1,675,754)

Shares issued to
 convert debt
 to equity                           --         1,839,890

Shares issued for services           --           212,454

Cancellation of stock
 subscription agreement              --              --

Shares issued to former
 officer per agreement               --               192

Shares issued to former
 officer for services                --           110,200

Net loss for the year
 ended September 30, 1998     (12,504,470)    (12,504,470)

                             ------------    ------------
Balance at
 September 30, 1998           (22,914,303)    (12,017,488)

Shares issued for services           --             2,737

Shares issued to convert
 debt to equity                      --                22

Shares issued to
 acquire subsidiary                  --            50,000





The accompanying notes are an integral part of these consolidated financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT (CONTINUED)
              For the Years Ended September 30, 2000, 1999 and 1998

                                      Common Stock             Additional       Stock
                                                   Par           Paid-In     Subscriptions     Shares in       Treasury
                                 Shares           Value          Capital      Receivable         Trust           Stock
                              ------------    ------------    ------------   ------------    ------------    ------------
Shares cancelled
 per agreement                     (36,988)   $        (37)   $       --     $       --      $       --      $       --

Shares received from
 former officers in
 debt relief                    (2,653,500)           --              --             --              --        (1,724,775)

Shares issued to
 trust in disposition
 of subsidiaries                 2,653,500            --            14,318           --          (227,500)      2,293,775

Net loss for the year ended
 September 30, 1999                   --              --              --             --              --              --
                              ------------    ------------    ------------   ------------    ------------    ------------
Balance at
 September 30, 1999              6,137,184           6,137      11,536,718        (10,000)       (227,500)           --

Shares issued for services          52,787              53          18,697           --              --              --

Net loss for the year ended
 September 30, 2000                   --              --              --             --              --              --
                              ------------    ------------    ------------   ------------    ------------    ------------
Balance at
 September 30, 2000              6,189,971    $      6,190    $ 11,555,415   $    (10,000)   $   (227,500)   $       --
                              ============    ============    ============   ============    ============    ============

                               Accumulated
                                 Deficit          Total
                              ------------    ------------


Shares cancelled
 per agreement                $       --      $        (37)

Shares received from
 former officers in
 debt relief                          --        (1,724,775)

Shares issued to
 trust in disposition
 of subsidiaries                      --         2,080,593

Net loss for the year ended
 September 30, 1999             (3,439,566)     (3,439,566)
                              ------------    ------------
Balance at
 September 30, 1999            (26,353,869)    (15,048,514)

Shares issued for services            --            18,750

Net loss for the year ended
 September 30, 2000             (9,065,965)     (9,065,965)
                              ------------    ------------
Balance at
 September 30, 2000           $(35,419,834)   $(24,095,729)
                              ============    ============




The accompanying notes are an integral part of these consolidated financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended September 30, 2000, 1999 and 1998

                                              2000            1999            1998
                                         ------------    ------------    ------------
Net loss                                 $ (9,065,965)   $ (3,439,566)   $(12,504,470)

Adjustments  to reconcile
 net loss to net cash provided
 by (used in) operating activities:
   Depreciation and
    amortization                               75,309          35,966         147,889
   Deferred income                               --              --           (74,099)
   (Loss)/gain on disposal of assets           21,058            (403)           --
   Loss on impairment of assets               150,913            --              --
   Gain on disposition of subsidiaries           --          (565,648)           --
   Loss on lot closings                          --              --           144,740
   Loss on conversion of
    debt to equity                               --              --           184,023
   Stock issued for services                   18,750           2,737         212,454
   Provision for doubtful accounts          7,266,516         479,926            --
   Provision for (recovery of)
    recourse liability                       (933,044)        564,000       2,320,000
 Changes in:
   Notes receivable                        (6,529,125)       (749,655)        816,856
   Related party payables                   9,144,843       1,505,557       5,632,499
   Receivables from officers                     --               468          47,677
   Prepaid expenses                            12,556         (59,066)        406,685
   Inventory                                1,211,069      (1,497,741)        851,081
   Accounts payable                          (154,467)       (118,353)        575,425
   Accrued expenses                          (241,373)        297,571         686,119
   Sales tax payable                          558,176         641,824            --
   Line of credit                          (1,071,471)      1,196,921            --
   Other                                      (10,754)         22,391          26,976
                                         ------------    ------------    ------------
       Total adjustments                    9,518,956       1,756,495      11,978,325
                                         ------------    ------------    ------------
       Net cash provided by/(used
        in ) operating activities             452,991      (1,683,071)       (526,145)
                                         ------------    ------------    ------------

Cash flows from investing activities:
  Capital expenditures                         (5,515)       (300,276)       (102,072)
                                         ------------    ------------    ------------
     Net cash used in
      investing activities                     (5,515)       (300,276)       (102,072)
                                         ------------    ------------    ------------



The accompanying notes are an integral part of these consolidated financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              For the Years Ended September 30, 2000, 1999 and 1998


                                                         2000           1999           1998
                                                     -----------    -----------    -----------
Cash flows from financing activities:

  Principal payments
   on long-term debt                                 $  (683,001)   $(2,827,207)   $  (466,767)
  Additional borrowings                                     --        5,105,621        993,124
  Proceeds from issuance
   of common stock                                          --             --              192
  Cancellation of stock
   subscription agreement                                   --             --              (20)
                                                     -----------    -----------    -----------
     Net cash (used in)/provided
      by financing activities                           (683,001)     2,278,414        526,529
                                                     -----------    -----------    -----------
Net (decrease)/increase in
  cash and cash equivalents                             (235,525)       295,067       (101,688)

Cash and cash equivalents
  at beginning of period                                 347,046         51,979        153,667
                                                     -----------    -----------    -----------
Cash and cash equivalents
  at end of period                                   $   111,521    $   347,046    $    51,979
                                                     ===========    ===========    ===========

Supplemental disclosures of cash flow information:

  Cash paid for interest                             $   440,474    $   149,424    $   215,143
                                                     ===========    ===========    ===========

  Cash paid for income taxes                         $      --      $      --      $      --
                                                     ===========    ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              For the Years Ended September 30, 2000, 1999 and 1998


                                  2000          1999          1998
                               ----------    ----------    ----------
Non-cash investing and
  financing activities:
  Stock issued to former
   officer for services              --            --         110,200
  Stock issued to convert
   debt to equity, net of
   $119,584 of costs relating
   to conversion                     --            --       1,839,890
  Company cars transferred
   to inventory                      --          14,500          --
  Debt issued to acquire
   notes receivable                  --         473,445          --
  Stock issued to

   acquire subsidiary                --          50,000          --

During December 1998, the Company combined certain liabilities to AutoPrime, Inc. and tendered preferred stock totaling $6,578,448 and net other equity of $355,803 in exchange for the extinguishments of $2,223,159 of debt, $4,278,068 of related party payables and $1,028,306 of other liabilities resulting in a net gain on disposition of subsidiaries of $565,648. The other equity consisted of $1,724,775 in treasury stock obtained in the disposition of the Company's subsidiaries, $227,500 of treasury stock received into a trust, other treasury stock of $2,293,775 issued in extinguishments of debt and liabilities and $14,303 for 22,000 shares of common stock converted from debt at $0.65 per share.






The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

NOTE 1.     NATURE OF ACTIVITIES

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

       On September 30, 1996, the Company changed its name to AutoCorp Equities, Inc. and began selling and financing automobiles. In January 1997, the Company organized a subsidiary, Lenders Liquidation Center Reconditioning ("Recon"), to provide reconditioning services to used cars obtained by purchase and trade-in at the Company's automobile lots. In July 1997, the Company acquired 100% of the outstanding stock of Consumer Investment Corporation ("CIC"), Consumer Insurance Services, Inc.("CIS") (including Consumer Insurance Company (Cayman)), and Lenders Liquidation Centers, Inc. ("LLC") in exchange for stock.

       This transaction resulted in the shareholders of the acquired companies becoming the majority shareholders of AutoCorp Equities, Inc. The acquired companies are engaged in the sales, financing and insurance of used cars.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

NOTE 1.     NATURE OF ACTIVITIES (continued)

   Organization (continued)
   ------------

       In August 1998, the Company purchased the assets of Suburba Acquisition Company, which sells and finances used automobiles, for cash and notes payable. In November 1998, Suburba Acquisition Company separated the finance servicing arm of its business into a new corporation named AutoCorp Financial Services, and changed the name of the used automobile purchase and sales arm segment of its business to Ace Motors, Inc.

       In December 1998, the Company disposed of its subsidiaries CIC, CIS, LLC and Recon in exchange for the Company's common stock and assumption of debt.

       In April 1999, the Company acquired certain assets of Horizon Auto Sales for stock.

       In June 1999, the Company acquired retail installment contracts from a dealer in Lufkin, Texas in exchange for notes payable. In July 1999, the Company began operating a car lot in Lufkin as Circus Motors.

       In August, 2000, the Company ceased its Lufkin operations and transferred all of its inventory to ACE Motors, Inc.

       The Company currently operates an office, a car lot and collection center in the Dallas, Texas area. The Company sells and finances used cars to customers and services notes receivables held by a related party.

       There are significant concentrations of credit risk with respect to notes receivable due to the sub-prime credit of the Company's customers and its reliance on the financing provided by a related party.


NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Consolidated basis
   ------------------

       The consolidated financial statements of the Company include the accounts of AutoCorp Equities, Inc., ("AutoCorp"), AutoCorp Financial Services ("AFS"), Circus Motors ("Circus") and ACE Motors, Inc. ("ACE"). All material intercompany accounts and transactions have been eliminated in consolidation.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

   Fair value of financial instruments
   -----------------------------------

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

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

       Since the fair value of financial instruments is estimated, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

       The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued expenses and other accrued liabilities approximate fair value because of the short maturity of these instruments. The recorded balance of notes payable less the amount discounted at issuance is estimated to be the fair value since the rates specified in the notes approximate current market rates. It was not practicable to estimate the fair value of related party payables as payments on these obligations are not based on fixed payment terms.

   Revenue recognition
   -------------------

       Revenue from automobile sales is generally recognized when possession of the automobile changes. Service fees are based on a percentage of collections and are earned over the life of the notes. Service fee revenue is recognized as notes are collected.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Cash and cash equivalents
   -------------------------

       Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

   Property and equipment
   ----------------------

       Property and equipment are stated at cost. Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally three years for automobiles, five years for office and computer equipment and seven years for furniture and fixtures, leasehold improvements and machinery and equipment.

   Inventory
   ---------

       Inventories consist principally of cars available for sale and are stated at the lower of cost (specific identification method) or market.

   Income taxes
   ------------

       The Company records its taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under this method, deferred income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, including operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

       The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

   Advertising and promotional costs
   ---------------------------------

       Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $19,419, $47,699 and $680,058 in 2000, 1999 and 1998, respectively.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Net loss per common share
   -------------------------

       Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares and common equivalent shares outstanding during the year. Common equivalent shares are not included as the effect would be anti-dilutive.

   Reclassifications
   -----------------

       Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.


NOTE 3.     BASIS OF PRESENTATION

       During the two years ended September 30, 2000 and 1999, the Company's operations were negatively impacted by the poor performance of its automobile sales and financing subsidiaries. Such performance during the year ended September 30, 2000 resulted primarily from AutoPrime's decision not to renew the Company's line of credit and to discontinue purchasing notes receivable from the Company. The Company has a shareholders' deficit of approximately $24,100,000 at September 30, 2000 and a history of operating losses. At September 30, 2000, the Company also had a working capital deficit of approximately $15,700,000.

       Management plans to return to profitability by consummating a debt restructuring agreement with AutoPrime, Inc. ("API"). This restructuring involves the conversion of $22,929,198 of debt and liabilities to API into 1,612,083 shares of the Company's Series B Preferred Stock, authorized by the Company on October 1, 2000. As a part of this agreement, the Company will continue servicing notes for API and retain a portion of the proceeds as servicing income (see Note 17).

       It is not possible to predict the success of management's subsequent efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate to continue operations and meet its commitments.

       The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 4.     IMPAIRMENT OF LONG-LIVED ASSETS

       During 2000, after considering the Company's history of operating losses and the uncertainty of the continuation of operations, the Company evaluated the ongoing value of its long-lived assets. Based on this valuation, the Company determined that assets with a carrying value of $250,913 were impaired according to the provisions of Statement of Financial Accounting Standards No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of") and wrote down the carrying value of these assets by $150,913 as of September 30, 2000 to their estimated fair value.


NOTE 5.     RECENT PRONOUNCEMENTS

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. The Company will adopt SFAS 133 in fiscal year 2001, the effective date of SFAS 133. It is not anticipated that this adoption will have a material effect upon the financial statements.


NOTE 6.     NOTES RECEIVABLE

       Notes receivable consist of the following at September 30, 2000 and 1999:

                                                      2000            1999
                                                 ------------     ------------
         Notes receivable, secured by autos,
          interest from 24% to 27% in 36
          month terms.                           $  7,746,442     $  1,217,317
         Allowance for doubtful accounts           (7,746,442)         (79,926)
         Provision for discount on sale
          of notes receivable                             -           (400,000)
                                                 ------------     ------------
                                                 $        -       $    737,391
                                                 ============     ============

NOTE 7.     SALES TAX PAYABLE

       In the process of selling cars, sales tax is added to the financing agreements between the Company and its customers. The Company currently estimates, and has recorded, a sales tax liability of approximately $1,200,000 for the remaining balances due on the related installment note portfolio at September 30. The Company currently pays sales taxes as proceeds are collected from the financing agreements. The sales tax liability accrued has provided for any contingent liabilities which may arise from the sale of the Company's installment notes and any acceleration of the sales taxes due.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 8.     INCOME TAXES

       The Company has incurred net book tax operating losses of approximately $35,000,000 since inception. The Company has not yet filed tax returns and therefore has not determined the amount of those losses which may be used to offset future taxable income.

       The deferred tax asset recognized at statutory rates for the net operating losses is approximately $12,000,000 at September 30, 2000. The Company's net operating loss carryforwards expire by 2020. The Company has provided a valuation allowance in the amount of the deferred tax asset. Since the Company has not yet developed a history of profitable operations, utilization of the loss carryforwards cannot be reasonably assured.


NOTE 9.     LINE OF CREDIT

       The Company had two lines of credit totaling $1,400,000 with AutoPrime to purchase used and repossessed cars for resale on the Company's lots. Both lines of credit, or flooring plans, were secured 100% by the Company's vehicle inventory. The line to purchase used cars was for $1,000,000 and bore interest at a rate of 14.75% per annum. The line to purchase repossessed cars was for $400,000 and bore interest at 12% per annum. The agreements expired on March 8, 2000, and no additional funding was available on the lines. At September 30, 2000 and 1999, $125,450 and $995,745, respectively, of the line had been used with $0 and $404,255, respectively, available. Also, at September 30, 1999 there were drafts on the line totaling $201,176 which had not yet been paid by AutoPrime, bringing the total line payable at September 30, 1999 to $1,196,921.


NOTE 10.    LONG-TERM DEBT

       Long-term debt at September 30, 2000 and 1999 consisted of the following:

                                                     2000              1999
                                                ------------      ------------
         Note payable, unsecured, for
          acquisition of car lot, payable
          in quarterly installments of
          $50,000.  No interest is charged
          on note.  Matured March 2000          $        -        $    134,000
         Note payable, secured by retail
          installment notes receivable,
          payable at maturity.  Interest on
          matured, unpaid principal at 12%
          per annum.  Matured December 1999              -             473,445

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 10.    LONG-TERM DEBT
                                                     2000               1999
                                                ------------      ------------
         Note payable, unsecured, for
          acquisition of finance servicing
          facility, payable in monthly
          installments of $9,444.  No
          interest is charged on note.
          Matured May 2000.                     $        -        $     75,556
                                                ------------      ------------
                                                         -             683,001
         Less current portion                            -             683,001
                                                ------------      ------------
                                                $        -        $        -
                                                ============      ============


NOTE 11.    COMMITMENTS AND CONTINGENCIES

       The Company leases office space and auto lots under noncancellable operating lease agreements which require payments of $17,109 per month and expire in June 2004. Future minimum annual payments required under the leases are as follows as of September 30, 2000:

                     September 30, 2001                $ 205,992
                     September 30, 2002                   98,660
                     September 30, 2003                   42,000
                     September 30, 2004                   31,500
                     September 30, 2005                      -
                                                       ---------
                                                       $ 378,152
                                                       =========

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

       In October 1997, the Company entered into an agreement with AutoPrime to provide financing for the Company's automobile transactions. The agreement allowed AutoPrime to buy the notes at a percentage of face value (ranging from 55% to 70%) and then to pay the Company an additional percentage less the service fee (ranging from 20% to 37%) on all principal collections. The loss ratios of the notes sold have been much greater than expected to date. The servicing agreement with

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

NOTE 11.    COMMITMENTS AND CONTINGENCIES (continued)

         AutoPrime was revised as a part of the Master Agreement on October 1, 2000 (see note 17). The loan balances and contingent losses reserved are as follows:

                                                     2000              1999
                                                ------------      ------------
         Total liability, including
          the contracts sold by

          related parties                       $  4,502,000      $ 11,536,000
         Recorded allowance for
          recourse liability, estimated
          at 0% and 43% of total contracts
          outstanding, respectively             $  1,950,956      $  2,884,000


NOTE 12.    STOCK OPTION PLAN

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

       Accounting for the stock option plan is in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. Since common stock, rather than stock options, has been issued for the full value of services rendered, there is no additional compensation to be disclosed under the Company's stock-based compensation plan, as required by the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As of September 30, 2000 and 1999, there were no options outstanding and 979,120 shares had been issued. At September 30, 2000 and 1999, there were 1,020,880 shares available for future issuance.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 13.    STOCK TRANSACTIONS

       The Company issued 52,787 and 2,737 shares of common stock at $0.36 and $1.00, respectively, for accounting and consulting services totaling $18,750 and $2,737 at September 30, 2000 and 1999, respectively.

       During 1999, the Company issued 50,000 shares of common stock at $1.00 per share for the acquisition of a car lot.

       During 1999, the Company authorized the issuance of 9,000,000 shares of convertible Series A 5% non-cumulative preferred stock. This preferred stock has no par value and a liquidation preference of $1.00 per share.

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


NOTE 14.    RELATED PARTY TRANSACTIONS

       In April and September 1999, the Company issued promissory notes to AutoPrime totaling $4,935,620 to restructure payables to AutoPrime. These notes required monthly payments totaling $100,000, were due June 1, 2000 and bore interest at 9% per annum. These notes had not been paid at September 30, 2000, and were included as a part of the debt conversion with AutoPrime on October 1, 2000 (see note 17). At September 30, 2000 and 1999 the balance on these notes was $3,900,657 and $4,590,617, respectively.

       In the normal course of business, the Company had operating payables with AutoPrime totaling $10,373,650 and $538,847 at September 30, 2000 and 1999, respectively.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 14.    RELATED PARTY TRANSACTIONS (continued)

       As a part of the December 30, 1998 transaction, the Company tendered 6,578,485 shares of Series A preferred stock in payment of debt to AutoPrime. At September 30, 2000, this stock had not yet been accepted by AutoPrime, and is being carried on the balance sheet as a related party payable. This payable will be relieved with the October 1, 2000 agreement (see note 17).

       Certain former officers of the Company had various contingent agreements with the Company. Management believes that no additional payments will be made on these agreements in excess of what has been accrued.


NOTE 15.    LITIGATION

       From time to time in the ordinary course of business, the Company is involved in litigation. In the estimation of both management and legal counsel, the ultimate result of any litigation would not have a material adverse effect on the consolidated financial statements beyond what is already accrued on the balance sheet.


NOTE 16.    SHARES HELD IN TRUST

       The Company created three trusts to distribute the shares previously held in treasury and the shares obtained from the Merritt group executives as part of the December 31, 1998 transaction. One trust, with 2,517,000 shares, was designated to assist in satisfying portions of the debts of the Merritt Group and the Company. These shares were allocated as follows: 1,091,113 shares of common stock were tendered to AutoPrime as compensation for certain debt relief, 653,925 shares were designated to allow CIC to convert notes to equity and the remaining shares were designated for general Merritt Group liabilities. The treasury shares in this trust are part of the cost of the disposition of the subsidiaries. At September 30, 2000, all of the CIC note holders were converted to 594,641 shares of common stock. At September 30, 2000, the trust held 1,922,359 shares of common stock (1,091,113 tendered to AutoPrime and 771,962 available for general Merritt Group liabilities and 59,284 to be returned to the Company as shares not issued in the conversion of CIC notes.)

       The second trust account was granted 350,000 shares of voting common stock, valued at cost, which approximates market price at December 31, 1998 of $0.65 per share, to be distributed to employees of AutoPrime for past services. These shares are considered part of the compensation to AutoPrime in exchange for the debt relief.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 16.    SHARES HELD IN TRUST (continued)

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


NOTE 17.    SUBSEQUENT EVENTS

       On October 1, 2000, the Company entered into an agreement with its primary financing company, AutoPrime, Inc. This agreement converts all of the Company's debt and other liabilities to AutoPrime into 1,612,083 shares of the Company's Series B Preferred Stock. This Series B Preferred Stock has been issued in place of the Series A Preferred Stock. The Series B stock has no voting rights, non-cumulative dividend rights of 5% per annum payable on January 31 of each year, has a liquidation preference equal to $14.64 per share and may be converted into one share of common stock at any time. The Corporation may elect to require the conversion of the Preferred shares upon the occurrence of either (a) the Company's common stock is accepted for trading in the NASDAQ National Market System or (b) the price of the Company's common stock is equal to $14.64 per share or more.

       As part of the agreement, AutoPrime engaged the Company to service notes totaling $2,458,548 for a servicing fee of 26.25% of gross amounts collected, and notes totaling $1,006,293 for a sliding servicing fee of 100% to 75% of gross amounts collected until $227,168 has been collected, and 26.25% thereafter.

       Also as part of the agreement, AutoPrime indemnified the Company regarding any sales tax liability relating to notes sold by the Company prior to October 1, 2000.

       The Company received from AutoPrime $1,950,956 of active notes originally sold by the Company to AutoPrime to hold and service itself.

       After the closing of the agreement, the Company's proforma balance sheet will appear as follows:

       Current assets              $3,505,456     Total liabilities   $  824,993
       Property and equipment, net    100,000     Total shareholders'
       Other assets                     3,962        equity            2,784,425
                                   ----------                         ----------
                                   $3,609,418                         $3,609,418
                                   ==========                         ==========


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 18.    BUSINESS SEGMENTS

       The principal business of the Company is the selling and financing of automobiles. At September 30, 2000 and 1999, the Company had three subsidiaries, respectively. (1) ACE Motor Company and (2) Circus Motors, which sell automobiles and (3) AutoCorp Financial Services, which serves as the financing and servicing arm of the Company.

                                                                                            Capital     Depreciation/
                                            Revenues        Net Loss         Assets      Expenditures   Amortization
                                          ------------    ------------    ------------   ------------   ------------
       Year ended September 30, 2000:
         Automobile retail lots           $  9,790,142    $ (6,401,615)   $    445,642   $      2,011   $     26,840
         Financing and servicing             2,574,852      (2,208,068)        212,820          3,504         48,469
                                          ------------    ------------    ------------   ------------   ------------
                                          $ 12,364,994      (8,609,683)   $    658,462   $      5,515   $     75,309
                                          ============                    ============   ============   ============
      Interest expense and other                              (456,282)
                                                          ------------
                                                          $ (9,065,965)
                                                          ============
      Year ended September 30, 1999:
         Automobile retail lots           $ 11,580,947    $ (3,328,698)   $  2,554,156   $    102,758   $     14,839
         Financing and servicing             1,775,662        (396,752)        552,176        197,518         21,127
                                          ------------    ------------    ------------   ------------   ------------
                                          $ 13,356,609      (3,725,450)   $  3,106,332   $    300,276   $     35,966
                                          ============                    ============   ============   ============
      Interest expense and other                               285,884
                                                          ------------
                                                          $ (3,439,566)
                                                          ============
      Year ended September 30, 1998:
         Automobile retail lots           $  3,881,748    $(11,415,610)   $    177,066   $    102,072   $    147,191
         Reconditioning center                 213,349        (134,450)          4,146           --              698
         Insurance service                       2,977        (141,801)            171           --             --
                                          ------------    ------------    ------------   ------------   ------------
                                          $  4,098,074     (11,691,861)   $    181,383   $    102,072   $    147,889
                                          ============                    ============   ============   ============
      Interest expense and other                              (812,609)
                                                          ------------
                                                          $(12,504,470)
                                                          ============
