Form 10KSB/A
period 2000-09-30
AUTOCORP EQUITIES INC
filed 2001-02-22
CIK 790066

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

Date:  February 21, 2001            AUTOCORP EQUITIES, INC.

                                    (Registrant)


                                     /s/ Charles Norman
                                     -------------------------------------------
                                     Charles Norman
                                     President and Chief Executive Officer


                                     /s/ Jerry Hamilton
                                     -------------------------------------------
                                     Jerry Hamilton
                                     Controller and Principal Accounting Officer


                                     /s/ David Brown
                                     -------------------------------------------
                                     David Brown
                                     Director

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
