Form 10QSB
period 2000-12-31
AUTOCORP EQUITIES INC
filed 2001-03-05
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
  (Mark One)

   [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended December 31, 2000

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,362,274 shares of Common Stock, $.001 par value, as of February 21, 2001.

      Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                    ---   ---

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      December 31, 2000 and September 30, 2000


                                               December 31,  September 30,
                                                  2000           2000
                                               (Unaudited)     (Audited)
                                               ----------     ----------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents             $   25,542     $  111,521
         Notes receivable, net                  3,312,291           --
         Other receivables                           --             --
         Inventory                                274,504        396,469
         Prepaid expenses                          44,070         46,510
                                               ----------     ----------
              Total current assets              3,656,407        554,500

PROPERTY AND EQUIPMENT
         Furniture and fixtures                     3,448          3,448
         Office equipment                         229,558        218,657
         Computer equipment                        41,719         41,719
         Machinery and equipment                  117,738         86,239
         Leasehold improvements                     9,198          9,198
                                               ----------     ----------
                                                  401,663        359,261
         Less accumulated depreciation

          and amortization                        263,988        259,261
                                               ----------     ----------
                                                  137,675        100,000
                                               ----------     ----------

OTHER ASSETS
         Deposits                                   2,982          3,962
         Non -current receivables                 224,107           --
                                               ----------     ----------
         Total assets                          $4,021,169     $  658,462
                                               ==========     ==========





See accompanying notes to condensed consolidated financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      December 31, 2000 and September 30, 2000


                                                       December 31,    September 30,
                                                            2000            2000
                                                        (Unaudited)      (Audited)
                                                       ------------    ------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Line of credit                                               --           125,450
  Accounts payable and accrued expenses                     304,331         426,234
  Sales tax payable                                          23,789       1,200,000
  Related party payables                                    139,949      10,373,650
  Note payable, related party                                  --         3,900,657
  Other current liabilities                                  38,736         198,759
                                                       ------------    ------------
     Total current liabilities                              506,805      16,224,750

Long-term debt, net of current portion                         --              --

Allowance for recourse liability                               --         1,950,956

Related party payable                                          --         6,578,485

Commitments and contingencies                                  --              --

SHAREHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, no par value,
 5% non-cumulative; liquidation preference
 of $14.64 per share; 10,000,000 shares
 authorized, 1,612,083 shares issued and outstanding
 at December 31, 2000                                  $ 22,929,197            --
Common stock, par value $.001; 110,000,000
 shares authorized, 6,189,971 and 6,189,971
 shares issued and outstanding at December 31,
 2000 and September 30, 2000, respectively                    6,190           6,190
Additional paid-in capital                               11,555,415      11,555,415
Accumulated deficit                                     (30,738,940)    (35,419,834)
Less shares held in trust                                  (227,500)       (227,500)
Less stock subscriptions receivable                         (10,000)        (10,000)
                                                       ------------    ------------
      Total shareholders' equity (deficit)             $  3,514,364     (24,095,729)
                                                       ------------    ------------
      Total liabilities and

       shareholders' deficit                           $  4,021,169    $    658,462
                                                       ============    ============


See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
           For the Three Months Ended December 31, 2000 and 1999

                                             Three Months Ended
                                                December 31,
                                            2000           1999
                                        (Unaudited)    (Unaudited)
                                        -----------    -----------
Net revenues                            $   569,816      6,548,529

Cost of sales                               264,681      5,479,363
                                        -----------    -----------
     Gross profit                           305,135      1,069,166

Selling, administrative and

 other operating expenses                   509,673      1,473,328

Provision for recourse liability               --        1,219,515
                                        -----------    -----------
Operating loss                             (203,654)    (1,623,677)

Other expense:
  Interest expense                             --         (157,056)
  Gain on disposition
   of debt                                4,972,032           --
                                        -----------    -----------
Net income (loss)                       $ 4,768,378    $(1,780,733)
                                        ===========    ===========


Net income (loss) per share,
 basic and diluted                      $      1.09    $      (.29)
                                        ===========    ===========

Weighted average number
 of shares outstanding,
 basic and diluted                        6,189,971      6,170,463
                                        ===========    ===========




See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              For the Three Months Ended December 31, 2000 and 1999




                                             2000            1999
                                         (Unaudited)     (Unaudited)
                                        ------------    ------------

Net income (loss)                       $  4,768,378    $ (1,780,733)
Adjustments to reconcile
 net loss to net cash
 provided by/(used in)
 operating activities:
   Depreciation and
    amortization                               4,728           6,280
   Gain on extinguishment
      Of Debt                             (4,972,032)           --
   Provision for (recovery of)
    recourse liability                    (1,950,956)        344,000
   Preferred stock issued for debt        22,929,197            --
    Changes in:
   Notes receivable                       (3,312,291)        279,314
   Related party payables                (20,712,843)        733,349
   Inventory                                 121,963         206,281
   Prepaid expenses                            2,440           4,782
   Deposits                                      980            --
   Accounts payable and
    accrued expenses                        (121,903)         64,230
   Sales tax payable                      (1,176,211)        305,664
   Line of credit                           (125,450)        200,212
   Other Current Liabilities                (160,023)           --
   Other                                    (107,935)         16,027
                                        ------------    ------------
     Total adjustments                    (4,811,958)      2,160,140
                                        ------------    ------------
  Net cash provided by/(used
   in) operating activities                  (43,580)        379,407
                                        ------------    ------------

Cash flows from investing activities:

  Capital expenditures                       (42,399)        (15,350)
                                        ------------    ------------
  Net cash used in
   investing activities                      (42,399)        (15,350)
                                        ------------    ------------




See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
              For the Three Months Ended December 31, 2000 and 1999



                                                        2000         1999
                                                    (Unaudited)  (Unaudited)
                                                     ---------    ---------
Cash flows from financing activities:
  Principal payments
   on long-term debt                                      --      $(551,778)
  Proceeds from issuance of
   long-term debt                                         --           --
                                                     ---------    ---------
      Net cash (used in) provided
       by financing activities                            --       (551,778)
                                                     ---------    ---------
Net increase/(decrease) in

  cash and cash equivalents                            (85,979)    (187,721)

Cash and cash equivalents
  at beginning of period                               111,521      347,046
                                                     ---------    ---------
Cash and cash equivalents
  at end of period                                   $  25,542    $ 159,325
                                                     =========    =========

Supplemental disclosures of cash flow information:

 Cash paid for interest                                   --      $ 157,056
                                                     =========    =========

 Cash paid for income taxes                          $    --      $    --
                                                     =========    =========




See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
           For the Three Months Ended December 31, 2000 and 1999


                                                   2000           1999
                                               (Unaudited)    (Unaudited)
                                               -----------    -----------
Non-cash transactions

  Stock issued for
   services                                           --      $    52,787

During the three months ended December 31, 2000, the Company issued 1,612,083 Series B preferred shares valued at $22,929,197 in exchange for the extinguishment of $3,900,656 of debt, $10,373,650 of related party payables and $125,450 of other liabilities, an indemnification of an existing sales tax liability and customer notes receivable resulting in a net gain on extinguishment of debt of $4,972,032.





See accompanying notes to condensed consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 December 31, 2000

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

         These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual report of Form 10-KSB for the year ended September 30, 2000.

         A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-KSB.

         During the full year ended September 30, 2000, the Company's operations were negatively impacted by the loss of the flooring plan line of credit, the resulting inability of the Company to purchase additional inventory and the decision by AutoPrime (its primary creditor) to discontinue purchasing installment contracts from the Company. The Company had a shareholder deficit of approximately $24,000,000 at September 30, 2000 and a history of operating losses.

         However, during the quarter ended December 31, 2000 the Company issued preferred stock to AutoPrime and an affiliate of its parent company to liquidate its debt and develop business plans to return to profitability by the end of fiscal 2001.

         It is not possible to predict the success of management's subsequent efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 December 31, 2000


NOTE 1.  BASIS OF PRESENTATION (continued)

         The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2.  LONG-TERM DEBT

         The Company had no Long-term debt at December 31, 2000 or September 30, 2000.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 December 31, 2000


NOTE 3.  LINE OF CREDIT

         The Company had two lines of credit totaling $1,000,000 with AutoPrime to purchase used and repossessed cars for resale on the Company lots. Both lines of credit, or flooring plans, were secured 100% by the vehicle inventory. The line to purchase used cars was for $750,000 and bore interest at a rate 15% per annum. This agreement was renewed on September 9, 1999 and matured on March 8, 2000. At December 31, 2000, this line of credit had been terminated effective October 1, 2000 and $0 was owed on this line.

         The second line of was for $250,000 and bore interest at 15.25% per annum. This agreement matured on June 8, 2000, but AutoPrime had declined to issue any additional advances on this line. There are certain covenants in the agreement that allowed for an earlier due date. At December 31, 2000, this line of credit had been terminated effective October 1, 2000 and $0 was owed on this line.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

         The Company leases office space and auto lots under non-cancelable operating lease agreements which require monthly payments of $15,985 per month and expire in June 2004. Future minimum annual payments required under the lease are as follows:

                           December 31, 2001        $  131,820
                           December 31, 2002            71,820
                           December 31, 2003            71,820
                           December 31, 2004            35,340
                                                    ----------
                                                    $  310,800
                                                    ==========

         The Company sells used automobiles using auto financing contracts. Prior to October 1, 2000 the Company then solds the contracts to a finance company, generally under a recourse agreement, whereby the Company guaranteed the repayment of the note. If the note holder defaulted, the Company was responsible for repossessing the automobile and then either paying the amount due the finance company or substituting a new loan for the one in default.

         In October 1997, the Company entered into an agreement with AutoPrime to provide financing for the Company's automobile transactions. The agreement allowed AutoPrime to buy the notes at a percentage of face value (averaging approximately 75%) and then to pay the Company an additional percentage (averaging approximately

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL      STATEMENTS
                                   (UNAUDITED)
                                December 31, 2000


NOTE 4.  COMMITMENTS AND CONTINGENCIES (continued)

15% on all principal collections. The loss ratios of the notes sold were much greater than expected to date. The loan balances and contingent loss reserves are as follows:

                                                 December 31,      September,30,
                                                      2000              2000
                                                 ------------      ------------
         Total liability, including
          the contracts sold by
          related parties.                       $       --        $  4,502,000

         Recorded liability, estimated
          at 25% of total contracts
          outstanding                            $       --        $  1,950,956

         At September 30, 2000, the Company had issued for tender to AutoPrime 6,578,485 preferred shares, valued at $1.00 per share, which included 3,078,485 shares relating to recourse liability on contracts owned by AutoPrime. The Company had an obligation to maintain the $1.00 per share value on the remaining 3,237,956 preferred shares (net of 262,044 shares released from pledge) issued to AutoPrime (in trust), and was contingently liable for the issuance of additional preferred shares as may be necessary to maintain such value. The tender, due to regulatory restrictions, was not accepted by AutoPrime.

         As of October 1, 2000 the Company entered into an agreement with AutoPrime and a subsidiary of its parent company (Pacific Financial Group)to cancel the tender of those shares.

NOTE 5.  SALES TAX PAYABLE

         In the process of selling cars, sales tax is added to the financing agreement for its customers. The Company currently estimates, and had recorded at September 30, 2000, a sales tax liability of approximately 1,200,000 for the remaining balances on the related installment note portfolio. As a result of the October 1, 2000 transaction, the Company is fully indemnified by Pacific Financial Group for any liability for sales tax liability incurred prior October 1, 2000. The Company currently pays sales taxes as proceeds are collected from the financing agreements. As a result of the indemnity, no additional amount has been accrued against any contingent liabilities which may arise from the sale of its installment notes and any acceleration of the sales taxes due.

NOTE 6.  STOCK TRANSACTIONS

         On October 1, 2000 the Company entered into an agreement with AutoPrime (its primary financing company) and its affiliate. This agreement converted all of the Company's debt and other liabilities to AutoPrime into 1,612,083 shares of the Company's Series B Preferred Stock. This Series B Preferred Stock has been issued to Pacific Financial Group in place of the Series A Preferred Stock previously tendered to AutoPrime. The Series B Preferred Stock has no voting rights, non-cumulative dividend rights of 5% per annum payable on January 31 of each year, has a liquidation preference equal to $14.64 per share and may be converted into one share of common stock for each share of preferred stock at any time. The Corporation may elect to require the conversion of Preferred Shares upon the occurrence of either (a) the Company's common stock is accepted for trading in the NADAQ National Market System or (b) the price of the common stock is equal to $14.64 per share or more.

         As part of the agreement, AutoPrime engaged the company to service notes totaling $2,458,548 for a servicing fee of 26.25% of gross amounts collected, and notes totaling $1,006,293 for a sliding servicing fee of 100% to 75% of gross amounts collected until $227, 168 has been collected, and 26.25% thereafter.

         Also as part of the agreement, Pacific Financial Group indemnified the Company regarding any sales tax liability relating to notes sold by the Company regarding any sales tax liability relating to notes sold by the Company prior to October 1, 2000.

         The Company received from AutoPrime $1,950,956 of active notes originally sold by the Company to AutoPrime to hold and service itself. The Company also received a portfolio of active and inactive notes in the transaction that the Company can own and collect on its behalf. The gross principal balance of this portfolio approximated $10,000,000 of which Company has recorded approximately $1,500,000.

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

RESULTS OF OPERATIONS

Overview

During the first quarter of fiscal 2001, the Company entered into an agreement with its primary financing company, AutoPrime, Inc and an affiliate of its parent company, Pacific Financial Group. This agreement was effective October 1, 2000 and converted all of the Company's debt and other liabilities to AutoPrime into 1,612,083 share of the Company's Series B Preferred Stock. This Series B Preferred Stock has been issued in place of the Series A Preferred Stock previously tendered to AutoPrime in the first quarter of fiscal 1999 and supercedes that transaction. The Series B Preferred Stock has no voting rights, non-cumulative dividend rights of 5% per annum payable on January 31 of each year, has a liquidation preference equal to $14.64 per share and may be converted to one share of common stock for each share of preferred stock at any time. Management believes that there will be no dividends paid on the Preferred Stock for the foreseeable future. In addition, the Company may elect to require the conversion of the Preferred Shares upon the occurrence of either (a) the Company's stock is accepted for trading in the NASDAQ National Marketing System or (b) the price of the Company's common stock is equal to $14.64 per share or more.

As part of the agreement, AutoPrime engaged the Company to service notes totaling $2,458,548 for a servicing fee of 26.25% of gross amounts collected and notes totaling $1,006,923 for a sliding servicing fee of 100%to 75% of gross amounts collected until $227,168 has been collected, and 26.25% thereafter. As of December 31, 2000, approximately $65,000 of that amount had been collected.

Also as part of the agreement, Pacific Financial Group indemnified the Company regarding any sales tax liability relating to notes sold by the Company prior to October 1, 2000.

The Company also received from AutoPrime $1,950,956 of active notes originally sold by to AutoPrime and an additional portfolio of active and inactive notes with unpaid principal balances of approximately $10,000,000 for the Company to hold, collect and service itself. The Company has recorded both groups of notes on its books with a value of approximately $3,000,000 as of October 1, 2000 the effective date of the transaction.

Management believes that the conversion of its debt with its primary creditor will enable the Company to seek the new financing and investment opportunities that will return the company to profitability by the end of fiscal 2001. During the first quarter of fiscal 2001 the company has investigated opportunities for investment capital from various individual investors, drafted an agreement to purchase an operating interest in a nationally branded new car dealership in a surrounding state, revitalized the inactive notes received from AutoPrime in the October 2000 transaction and entered into discussions with the current management of the used car subsidiary as to a possible sale of assets. Additionally as new investment funds are acquired, management intends to return to the practice of purchasing installment notes at a discount.

Through the first quarter and into the second quarter of fiscal 2001, the Company operated "Buy Here - Pay Here" used car dealerships which underwrote, financed and serviced retail installment contracts generated by sales of used cars by the Company's dealerships. The installment contracts are sold, at a 45% discount, with ninety days full recourse, to AutoCorp Financial Services, a subsidiary, which retains principal, interest and the earned discount on the contracts.

Beginning in the second fiscal quarter of 2000, as a result of limitations placed on the use of its' floor plan line of credit by its primary creditor, the Company was unable to continue to purchase cars for its used car lots or sell its finance contracts to a third party. As a result of the October 1, 2000 transaction with AutoPrime, the Company now generates revenue from the sales of used cars from its existing inventory at September 30, from financing income from the installment contracts generated by the used car sales as well as from the continued servicing of retail installment contracts.

The Liquidity section following discusses this at greater length.

General Discussion

Net sales of used cars amounted to $360,935 for the three months ended December 31, 2000 compared to $6,123,000 for the similar period in 1999. This is attributable to having three used cars lots in 2000 compared to five in the prior year and not having the ability to sell installment notes to a third party lender. This quarter reflects the impact of the loss of the Company's floor plan line of credit and the relative age of its used car inventory at the beginning of the period.

Revenues from servicing retail installment contracts in this year's first quarter was $207,998, compared to last year's amount of $426,000 for the same quarter of the prior year. The decrease in servicing revenue over the prior year is primarily attributable to a decrease in the size of the loan portfolio serviced for AutoPrime.

Gross profit for the three-month period ended December 31, 2000 was approximately $305,135. Gross profit as a percentage of sales was 53.5%. For the comparable three-month period of the prior year, this figure was 16.3%. The high margins during the current fiscal quarter year were caused primarily by the relatively low cost (compared to the number of vehicles) of vehicles in inventory at the beginning of the period and an increase in fee rates for servicing fees.

Selling, administrative and other operating expenses were 82.6% of sales for the first quarter of the 2001 fiscal year. The figures for the comparable quarter of the prior year were 22.5% of sales. Although these numbers reflect a deterioration in the year-over-year percentage of sales relationship, the absolute level of spending decreased from approximately $1,473,328 for the three months ended December, 1999 to approximately $509,673 for the three months ended December 31, 2000. These expenses should decrease, however, in line with the Company's anticipated significantly reduced level of overhead levels and operations during future quarters.

The provision for recourse liability was liquidated as a part of the transaction with AutoPrime mentioned above.

The Company incurred no interest expense during the first quarter as a result of the liquidation of its debt to AutoPrime as a part of the transaction mentioned above

LIQUIDITY

As a result of the Company's need to generate cash flow and improve overall liquidity, the Company completed the transaction with AutoPrime to exchange substantially all of its debt other than trade accounts payable and accrued expenses for Preferred Stock. In contemplating the transaction, a thorough review of the Company's business model was performed. The conclusion was that the Company's business model with AutoPrime was unable to generate sufficient cash flow to support the ongoing viability of the Company.

As a result of the completion of the exchange with AutoPrime, management feels there will be opportunities to acquire capital from alternate sources and proceed to implement its current plan of acquiring operating interests in small new car dealerships regionally and nationally, acquiring and selling note portfolios and increasing servicing fee income by offering collection services to third parties.

In addition, Board of Directors continues to consider additional possibilities for developing a new business models.

Given the Company's history of operating losses, there is no assurance that the Company will be able to acquire a new line of credit and as a result the Company may no longer be able to purchase cars for its used car lots. Virtually all the cars that the Company currently has for sale are repossessed units, which are owned by the Company. However, as a result of the age and operating condition of the inventory as a whole, these cars will generate less revenue for the Company than a newer inventory.

The Company's revenues declined during the quarter ended December 31, but are expected to increase in the second quarter given the beginning of the prime selling season. The Company's has had discussions with the management of the used car business segment and may sell the assets of that segment to those individuals. If that transaction is consummated the Company anticipates a gain on the transaction. The Company will then begin to purchase notes from the auto lots adding discounts to its revenue from servicing fees from servicing the contracts previously sold to AutoPrime and acquired from third parties.

Through September 30,2000 the Company has been in a negative monthly cash flow situation and has had a negative working capital position since June 1998. At December 31, 2000, the Company had positive working capital approximately of approximately $3,137,000, as compared to a working capital deficit of approximately $8,970,000 at September 30, 2000. The $12,107,000 difference is attributable to the effects of the transaction with AutoPrime. The Company had been relying on AutoPrime to supplement internally generated cash flow with monthly advances to fund its cash operating needs. At December 31, 2000, the Company no longer relies on AutoPrime for its cash operating needs.

There is no assurance that the Company will be able to continue to meet its operating capital need without the acquisition of additional capital. The Company is investigating sources of additional capital to implement its current business plan. There is no assurance the Company will be able to obtain additional capital, or obtain it on terms favorable to the Company.

PART II  OTHER INFORMATION:

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities

   (a)   Not Applicable

   (b)   See Item 6 - Exhibit 6.1 Amendment to Certificate of Designation of the
         Series  A  Non-Cumulative   Convertible  Preferred  Stock  of  AutoCorp
         Equities. Inc.

   (c)   Not Applicable

   (d)   Not Applicable

Item 3.  Defaults on Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8K

   (a) Exhibit 6.1 - Amendment to Certificate of Designation of the Series A Non-Cumulative Convertible Preferred Stock of AutoCorp Equities, Inc.

   (b)   Reports of Form 8-K

         See Form 8-K filed November 28, 2000 reporting completion of agreement with AutoPrime and Pacific Financial Group.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AutoCorp Equities, Inc.
                                      Registrant


Date: March 2, 2001             By:   /s/  Jerry Hamilton
                                     -----------------------------------------
                                     Jerry Hamilton
                                     Controller and Principal Accounting Officer