Form 10QSB
period 2001-03-31
AUTOCORP EQUITIES INC
filed 2001-06-01
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
  (Mark One)

   [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

                           300 N. Coit Road, Suite 830
                             Richardson, Texas 75080
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,362,274 shares of Common Stock, $.001 par value, as of April 30, 2001.

      Transitional Small Business Disclosure Format (check one): Yes____ No X

                                    PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                March 31,    September 30,
                                                  2001           2000
                                              (Unaudited)
                                              -----------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $    16,658    $    106,260
  Current portion of notes receivable, net      1,813,353            -
  Notes receivable, related party, net            545,146            -
  Other receivables                                 1,641            -
  Prepaid expenses                                  5,726          17,123
                                              -----------    ------------
       Total current assets                     2,382,524         123,383

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                            3,448           2,990
  Office equipment                                195,764         192,269
  Computer equipment                               28,888          20,356
  Automobiles                                      31,500            -
  Leasehold improvements                            8,740           9,198
                                              -----------    ------------
                                                  268,340         224,813
  Less accumulated depreciation
    and amortization                              164,447         138,999
                                              -----------    ------------
                                                  103,893          85,814

NOTES RECEIVABLE, LESS CURRENT PORTION, NET     1,360,016            -

OTHER ASSETS                                        2,812           3,962
                                              -----------    ------------
        Total assets                          $ 3,849,245    $    213,159
                                              ===========    ============





The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                  March 31,  September 30,
                                                    2001         2000
                                                (Unaudited)
                                                -----------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Note payable                                  $   125,000  $       -
  Accounts payable and accrued expenses             158,193       231,780
  Sales tax payable                                  40,180       205,401
  Related party payables                               -        4,542,709
  Other current liabilities                          15,012       198,759
  Net current liabilities of discontinued
    operations                                         -       10,615,287
                                                -----------  ------------
     Total current liabilities                      338,385    15,793,936

ALLOWANCE FOR RECOURSE LIABILITY                       -          327,558

NET LONG-TERM LIABILITIES OF DISCONTINUED
   OPERATIONS                                          -        1,608,909

RELATED PARTY PAYABLE                                  -        6,578,485

Commitments and contingencies

SHAREHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, no par value;
    5% non-cumulative; liquidation preference
    of $14.64 per share; 10,000,000 shares
    authorized, 1,612,083 shares issued and
    outstanding at March 31, 2001, none issued
    or outstanding at September 30, 2000            352,643          -
  Common stock, par value $.001; 110,000,000
    shares authorized, 6,189,971 shares
    issued and outstanding at March 31,
    2001 and September 30, 2000                       6,190         6,190
  Additional paid-in capital                     11,555,415    11,555,415
  Accumulated deficit                            (8,165,888)  (35,419,834)
  Less shares held in trust                        (227,500)     (227,500)
  Less stock subscriptions receivable               (10,000)      (10,000)
                                                -----------   -----------
      Total shareholders'equity (deficit)         3,510,860   (24,095,729)
                                                -----------   -----------
      Total liabilities and
       shareholders' equity (deficit)           $ 3,849,245  $   213,159
                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three Months Ended               Six Months Ended
                                           March 31,                       March 31,
                                      2001            2000            2001            2000
                                 ------------    ------------    ------------    ------------
Net revenues                     $    243,935    $    847,934    $    452,816    $  3,104,504

Cost of revenues                       21,159       1,573,625          24,436       3,257,161
                                 ------------    ------------    ------------    ------------
     Gross profit (loss)              222,776        (725,691)        428,380        (152,657)

Selling, administrative and
 other operating expenses             514,223       1,068,724         836,305       2,091,907
Provision for recourse
 liability                               --           285,916            --           285,916
                                 ------------    ------------    ------------    ------------
Operating loss                       (291,447)     (2,080,331)       (407,925)     (2,530,480)

Interest expense                         --          (101,810)           --          (200,747)
                                 ------------    ------------    ------------    ------------
Loss before discontinued
  operations and
  extraordinary item                 (291,447)     (2,182,141)       (407,925)     (2,731,227)

Gain on sale of assets of
   discontinued segment (net
   of income taxes of $0)             330,231            --           330,231            --
Income(loss) from
   discontinued operations
   (net of income taxes of $0)           --           423,352         (92,950)       (808,294)
Extraordinary gain on
   extinguishment of debt                --              --        27,424,590            --
                                 ------------    ------------    ------------    ------------
Net income (loss)                $     38,784    $ (1,758,789)   $ 27,253,946    $ (3,539,521)
                                 ============    ============    ============    ============
Loss from continuing
   operations per share,
   basic and diluted             $       (.04)   $       (.35)   $       (.08)   $       (.44)

Income (loss) from
   discontinued operations                .05             .07             .05            (.13)

Extraordinary gain on
   extinguishment of debt                --              --              4.43            --
                                 ------------    ------------    ------------    ------------
Net (income) loss per share,
 basic and diluted               $        .01    $       (.28)   $       4.40    $       (.57)
                                 ============    ============    ============    ============
Weighted average number
 of shares outstanding,
 basic and diluted                  6,189,971       6,189,971       6,189,971       6,213,700
                                 ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                                March 31,
                                                           2001            2000
                                                      ------------    ------------
Cash flows from operating activities:
Net income (loss)                                     $ 27,253,946    $ (3,539,521)
Income from discontinued operations                       (237,281)           --
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
   Depreciation and amortization                            25,448          31,470
   Provision for recourse liability                           --           456,000
   Gain on extinguishment of debt                      (27,424,590)           --
 Changes in:
   Accounts receivable                                        --           641,879
   Notes receivable                                         78,088            --
   Other receivables                                        (1,641)           --
   Inventory                                                  --         1,364,254
   Prepaid expenses                                         11,397          39,303
   Deposits                                                  1,150           3,931
   Accounts payable and accrued expenses                   (73,587)       (226,637)
   Sales tax payable                                        40,180         532,612
   Other current liabilities                               (43,798)           --
   Other                                                      --            (9,378)
                                                      ------------    ------------
Net cash used in continuing operating
  activities                                              (370,688)       (706,087)
Net cash used in discontinued operations                   (52,518)           --
                                                      ------------    ------------

Net cash used in operating activities                     (423,206)       (706,087)
                                                      ------------    ------------
Cash flows from investing activities:
  Payments received on note receivable, related
    party                                                  252,131            --
  Purchase of property and equipment                       (43,527)        (14,453)
                                                      ------------    ------------
Net cash provided by (used in) investing activities        208,604         (14,453)
                                                      ------------    ------------



The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                          Six Months Ended
                                                              March 31,
                                                         2001           2000
                                                     -----------    -----------
Cash flows from financing activities:
  Proceeds from note payable                             125,000           --
  Principal payments on long-term debt                      --         (610,112)
  Net payments on in line of credit                         --         (943,051)
  Net increase in related party payables                    --        1,865,611
  Increase in bank overdraft                                --           89,031
                                                     -----------    -----------
      Net cash provided by financing activities          125,000        401,479
                                                     -----------    -----------
Net decrease in cash and cash equivalents                (89,602)      (319,061)

Cash and cash equivalents at beginning of period         106,260        347,046
                                                     -----------    -----------
Cash and cash equivalents at end of period           $    16,658    $    27,985
                                                     ===========    ===========

Supplemental disclosures of cash flow information:

 Cash paid for interest                              $      --      $   164,914
                                                     ===========    ===========

 Cash paid for income taxes                          $      --      $      --
                                                     ===========    ===========

Non-cash investing and financing transactions:

During the six month period ended March 31, 2001, the Company issued 1,612,083 shares of preferred stock with a fair value of $352,643 in exchange for forgiveness of debt and the assumption of liabilities of $24,269,147. The Company also received notes receivable and auto inventory with a fair value of $3,508,086. This entire transaction resulted in a gain of $27,424,590.

During the six month period ended March 31, 2001, the Company acquired notes receivable of $229,639 in exchange for reduction in notes receivable, related party.

During the six month period ended March 31, 2000, the Company issued common stock in exchange for $18,750 in services.


The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2001

NOTE 1.  BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows for the periods shown.

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

         These unaudited consolidated financial statements should be read in conjunction with the Company's annual report of Form 10-KSB for the year ended September 30, 2000.

         The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2.  NOTE PAYABLE

         Effective March 1, 2001, the Company entered into a $125,000 note payable agreement with an individual that requires interest payments monthly at 12%. The principal is due on demand, but no earlier than January 1, 2002.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2001

NOTE 3.  DISCONTINUED OPERATIONS

         Effective January 1, 2001, the Company sold substantially all of the assets of its used car operations to the existing management of this segment in exchange for a $716,190 note receivable. This disposition has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. The sale of the assets and transfer of the liabilities to the purchaser resulted in a net gain of $330,231. The net assets and liabilities disposed of are as follows:

            Cash                                                 $    9,060
            Accounts receivable                                     245,636
            Inventory                                               274,504
            Property and equipment                                   11,910
            Other assets                                             29,387
                                                                 ----------
               Total assets                                         570,497

            Accounts payable                                         37,105
            Accrued liabilities                                     147,433
                                                                 ----------
               Total liabilities                                    184,538
                                                                 ----------
               Net assets disposed of                            $  385,959
                                                                 ==========

         The operating results of this segment are as follows:

                                        Three month    Six month    Three month
                                       period ended  period ended  period ended
                                       December 31,    March 31,     March 31,
                                            2001          2000          2000
                                       ------------  ------------  ------------
          Net revenues                 $    361,069  $  7,052,385  $  4,291,385
          Cost of revenues                 (266,429)   (5,599,396)   (1,803,570)
          Selling, administrative and
            other operating expenses       (187,590)   (2,261,283)   (2,064,463)
                                       ------------  ------------  ------------
               Net income (loss)       $    (92,950) $   (808,294) $    423,352
                                       ============  ============  ============

NOTE 4.  NOTES RECEIVABLE

            Notes receivable consists of the following at March 31, 2001:

              Notes receivable, secured by autos, interest
                rates from 21% to 25%, original term of 24
                to 30 months                                    $ 3,361,255
              Note receivable - related party, secured by
                fixed assets, interest rate of 12%, original
                term of 3 months, fully renewable until paid        545,146
              Unamortized discount                                 (187,886)
                                                                -----------
                                                                $ 3,718,515
                                                                ===========

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2001

NOTE 5.  GAIN ON EXTINGUISHMENT OF DEBT

         The Company's primary financing company, Autoprime, Inc. ("Autoprime") and the Company entered into an agreement effective October 1, 2000. In connection with this agreement the Company issued 1,612,083 non-cumulative 5% preferred shares with an estimated fair value of $352,643 in exchange for the extinguishment of debt and the contribution of certain assets which resulted in a net gain on extinguishment of debt of $27,424,590. The preferred shares have a liquidation value of $14.64 per share and are convertible into common shares at any time at the option of the preferred shareholders on a one for one basis. The shares must be converted to common shares if the Company's common shares are accepted for trading on the NASDAQ National Market System or if the Company's common shares are publicly traded at a price of $14.64 per share or more.

         This agreement provided for the forgiveness of debt and the assumption of liabilities of $24,269,147 by Autoprime. In connection with the agreement, the Company also received notes and automobile inventory with an estimated fair value of $3,508,086.


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

RESULTS OF OPERATIONS

Overview

Through the first quarter of fiscal 2001, the Company operated "Buy Here - Pay Here" used car dealerships which underwrote, financed and serviced retail installment contracts generated by sales of used cars by the Company's dealerships. The installment contracts were sold, at a 45% discount, to AutoCorp Financial Services, a subsidiary of the Company, which retains principal, interest and earned discount on the contracts. Effective January 1, 2001, the Company sold the assets of the used car dealerships but continues to purchase installment contracts under the same terms.

Beginning in the second fiscal quarter of 2000, as a result of limitations placed on the use of its' floor plan line of credit by AutoPrime Inc. ("AutoPrime"), the Company was unable to continue to purchase cars for its used car lots. As a result of the October 1, 2000 transaction with AutoPrime and a subsidiary of its parent, Pacific Financial Group ("PFG") (see Form 8K filed November 28, 2000). The Company generated revenue from the sales of used cars from its existing inventory through January 1, 2001 when the used auto operations were sold and continues to generate revenues from financing income from the installment contracts purchased from used car dealerships, as well as, from the continued servicing of retail installment contracts.

General Discussion

Revenues from continuing operations for the six months ended March 31, 2001 were $452,816 compared with $3,104,504 for the comparable period in fiscal year 2000. In the fiscal second quarter of 2001, revenues were $243,935 compared to $847,934 for the comparable quarter in fiscal year 2000. The decrease in revenue over the prior year is attributable to a significant decrease in the overall size of the loan portfolio serviced for Autoprime. This serviced loan portfolio decreased from approximately $13,360,000 at March 31, 2000 to approximately $2,100,000 at March 31, 2001.

Gross profit from continuing operations for the six-month period ended March 31, 2001 was approximately $428,380 compared to loss of $152,657 for the comparable period in fiscal 2000. Gross profit as a percentage of revenues was 94.2% for the six months ended March 31, 2001. For the comparable six-month period of the prior year, this figure was (109.8%). Gross profit for the three month period ended March 31, 2001 was $222,776 and 91.3% of revenues compared to a loss of $725,691 and (271.2%) for the comparable three month period in fiscal 2000. The higher margins during the current fiscal year were caused primarily by an increase in fee rates for servicing fees effective beginning in the first fiscal quarter of 2001, implementation of more efficient collection procedures, more effective collection data systems and more effective management personnel.

Selling, administrative and other operating expenses from continuing operations were 184.7% of revenues for the first two quarters of the 2001 fiscal year, an increase from the first two quarters of fiscal 2000 rate of 67.3% of revenues. For the three months ended March 31, 2001 selling, administrative and other operating expenses were 210.8% of revenues compared to 126.0% for the comparable period in fiscal 2000. Although these numbers reflect deterioration in the year-over-year percentage of revenues relationship, the absolute level of spending decreased from $2,091,907 for the six months ended March 31, 2000 to $836,305 for the six months ended March 31, 2001. These expenses should decrease, on a quarter by quarter basis, in line with the Company's anticipated reduced level of operations during future quarters.

The provision for recourse liability was liquidated as a part of the transaction with AutoPrime on October 1, 2000.

As a result of various limitations placed on its ability to acquire new capital, the Company entered into a transaction with its primary creditor effective October 1, 2000 to exchange virtually all of its debt for preferred stock. The transaction resulted in a gain on the extinguishments of debt of approximately $27,000,000. For a more detailed discussion of the transaction see Note 5 of the Notes to Consolidated Financial Statements.

As a result of continuing long-term losses, the Company sold its used automobile dealership(s) to the existing management of this segment in exchange for a $716,190 note receivable. The transaction resulted in a net gain on the sale of $330,231 in the fiscal second quarter of 2001. This note is being reduced by the purchase of automobile notes from the dealership(s).

LIQUIDITY

As a result of the Company's continuing need to improve its cash flow and overall liquidity, the Company completed the transaction with AutoPrime and a subsidiary of its parent Pacific Financial Group (PFG) to exchange substantially all of its debt other than trade accounts payable and accrued expenses for Preferred Stock. This transaction is more fully decribed in its Form 10QSB filed March 5, 2001. In contemplating the transaction, a thorough review of the Company's business model was performed. The conclusion was that the Company's business model with AutoPrime was unable to generate sufficient cash flow to support the ongoing viability of the Company.

As a result of the completion of the exchange with AutoPrime and PFG, management feels there will be opportunities to acquire capital from alternate sources and proceed to implement its current plan of acquiring operating interests in small new and used auto dealerships regionally and nationally, acquiring and selling note portfolios and increasing servicing income by offering collection services to third parties. As of the date of this filing, the Company has held discussions with several small regional new and used auto dealerships as to possible acquisitions, but no definitive agreements have been completed. Since the end of the second quarter the Company has sold a very limited number of installment contracts to third parties and expects the number to grow during the third and fourth quarters of fiscal 2001. The Company is currently holding discussions with an investment banking firm and a commercial bank to raise capital for its financing subsidiary AutoCorp Financial Services.

In addition, the Board of Directors continues to consider additional possibilities for developing new business opportunities and acquiring new capital for working capital purposes and the acquisition of interests in existing profitable businesses whose long term plans are attractive to and consistent with those of the Company.

The Company's revenues declined during the quarter ended March 31, as a result of the sale of the assets of the used car dealerships and have leveled out during the first month of the current quarter. The Company's sources of revenue at the present time are servicing fees from servicing the contracts owned by AutoPrime, interest income on notes purchased from AutoPrime and interest income on notes purchased from third parties.

Through September 30, 2000, the Company has been in a negative monthly cash flow situation and has had a negative working capital position since June 1998. At March 31, 2001, the Company had positive working capital of approximately $3,363,000, as compared to a working capital deficit of approximately $8,970,000 at September 30, 2000. The difference is attributable to the effects of the transaction with AutoPrime. The Company had been relying on AutoPrime to supplement internally generated cash flow with monthly advances to fund its cash operating needs. At March 31, 2001, the Company no longer relied on AutoPrime to fund its cash operating needs.

There can be no assurance that the Company will be able to meet its operating capital needs without the acquisition of additional capital. The Company continues to investigate sources of additional capital to implement is current business plan. There is no assurance the Company will be able additional capital, or obtain it on terms favorable to the Company.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities - Not Applicable

Item 3.  Defaults on Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8K

         (a)      Not Applicable

         (b)      Reports of Form 8-K

                  See Form 8-K filed March 19, 2001 (amended March 26, 2001) reporting change in certifying accountants.




                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AutoCorp Equities, Inc.
                                      Registrant


Date: May 21, 2001             By:   /s/ Jerry Hamilton
                                    -------------------------------------------
                                    Jerry Hamilton
                                    Controller and Principal Accounting Officer