Form 10QSB
period 2001-06-30
AUTOCORP EQUITIES INC
filed 2001-08-02
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
  (Mark One)

   [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

                                  972.378.5355
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,693,931 shares of Common Stock, $.001 par value, as of June 30, 2001.

      Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                    ---   ---

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                June 30,     September 30,
                                                  2001            2000
                                              (Unaudited)
                                              -----------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $    36,298    $    106,260
  Current portion of notes receivable-
     trade, net                                 1,580,435            -
  Note receivable - related party                 637,444
  Prepaid expenses                                   -             17,123
                                              -----------    ------------
       Total current assets                     2,254,177         123,383

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                            3,448           2,990
  Office equipment                                197,835         192,269
  Computer equipment                               28,888          20,356
  Automobiles                                      31,500            -
  Leasehold improvements                            8,740           9,198
                                              -----------    ------------
                                                  270,411         224,813
  Less accumulated depreciation
    and amortization                              175,380         138,999
                                              -----------    ------------
                                                   95,031          85,814

NOTES RECEIVABLE - TRADE, LESS CURRENT          1,360,016            -
    PORTION, NET

NOTE RECEIVABLE - OTHER                           150,000            -

OTHER ASSETS                                        2,812           3,962
                                              -----------    ------------
        Total assets                          $ 3,862,036    $    213,159
                                              ===========    ============





The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  June 30,   September 30,
                                                    2001          2000
                                                (Unaudited)
                                                -----------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Note payable                                  $   125,000   $      -
  Accounts payable and accrued expenses             147,610       231,780
  Sales tax payable                                  67,120       205,401
  Related party payables                               -        4,542,709
  Other current liabilities                          25,654       198,759
  Net current liabilities of discontinued
    operations                                         -       10,615,287
                                                -----------  ------------
     Total current liabilities                      365,384    15,793,936

Allowance for recourse liability                       -          327,558

Net long-term liabilities of discontinued
   operations                                          -        1,608,909

Related party payable                                  -        6,578,485

Commitments and contingencies

SHAREHOLDERS' EQUITY (DEFICIT):
  Convertible  preferred  stock, no par value;
    5% non-cumulative; liquidation preference of
    $14.64   per   share;    10,000,000   shares
    authorized,   1,612,083  shares  issued  and
    outstanding at June 30,  2001,none issued or
    outstanding at September 30, 2000               352,643          -
  Common stock, par value $.001; 110,000,000
    shares authorized, 6,510,931 shares
    issued and 4,693,931 outstanding
    at June 30, 2001 and 6,189,971 issued and         6,511         6,190
    outstanding at September 30, 2000
  Additional paid-in capital                     11,473,809    11,555,415
  Accumulated deficit                            (7,936,571)  (35,419,834)
  Treasury Stock, at cost, 1,817,000 shares        (399,740)         -
  Less shares held in trust                            -         (227,500)
  Less stock subscriptions receivable                  -          (10,000)
                                                -----------   -----------
      Total shareholders'equity (deficit)         3,496,652   (24,095,729)
                                                -----------   -----------
      Total liabilities and
       shareholders' equity (deficit)           $ 3,862,036   $   213,159
                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months Ended              Nine Months Ended
                                               June 30,                        June 30,
                                         2001            2000            2001            2000
                                    ------------    ------------    ------------    ------------

Net revenues                        $    170,952    $    339,264    $    623,768    $  1,321,847

Cost of revenues                          26,425           3,928          50,861          80,962
                                    ------------    ------------    ------------    ------------
Gross profit                             144,527         335,336         572,907       1,240,885

Selling, administrative and
 other operating expenses                311,200         511,503       1,147,505       1,858,222
Provision for recourse
 liability                                  --          (570,150)           --          (570,150)
                                    ------------    ------------    ------------    ------------
Operating income (loss)                 (166,673)        393,983        (574,598)        (47,187)

Interest expense                          (3,750)        (89,651)         (3,750)       (285,440)
                                    ------------    ------------    ------------    ------------
Income (loss) before
  discontinued operations and
  extraordinary item                    (170,423)        304,332        (578,348)       (332,627)

Extraordinary gain on
   extinguishment of debt                399,740            --        27,824,330            --
Gain on sale of assets of
   discontinued segment (net
   of taxes of $0)                          --              --           330,231            --
Loss from discontinued operations
   (net of taxes of $0)                     --          (792,630)        (92,950)     (3,695,192)
                                    ------------    ------------    ------------    ------------
Net income (loss)                   $    229,317    $   (488,298)   $ 27,483,263    $ (4,027,819)
                                    ============    ============    ============    ============
Income (loss) from continuing
   operations per share,
   basic and diluted                $       (.03)   $        .05    $       (.10)   $       (.05)

Income (loss) from
   discontinued operations                  --              (.13)            .04            (.60)

Extraordinary gain on
   extinguishment of debt                    .07            --              4.69            --
                                    ------------    ------------    ------------    ------------
Net income (loss) per share,
 basic and diluted                  $        .04    $       (.08)   $       4.63    $       (.65)
                                    ============    ============    ============    ============
Weighted average number
 of shares outstanding,
 basic and diluted                     5,415,963       6,189,971       5,931,968       6,205,819
                                    ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                               June 30,
                                                        2001            2000
                                                   ------------    ------------
Cash flows from operating activities:
Net income (loss)                                  $ 27,483,263    $ (4,027,819)
Income from discontinued operations                    (237,281)           --
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
   Depreciation and amortization                         36,381          45,927
   Provision for recourse liability                        --          (584,000)
   Gain on extinguishment of debt                   (27,824,330)           --
 Changes in:
   Accounts receivable                                     --           737,390
   Notes receivable                                     635,287            --
   Inventory                                               --         1,425,713
   Prepaid expenses                                       7,123          40,251
   Other assets                                           1,150           7,163
   Accounts payable and accrued expenses                (84,170)       (409,963)
   Line of credit                                          --        (1,025,096)
   Sales tax payable                                     67,120         586,595
   Other current liabilities                             10,640            --
   Other                                                   --           (27,813)
                                                   ------------    ------------
Net cash provided by (used in) continuing
  operating activities                                   95,183      (3,231,652)
Net cash used in discontinued operations                (52,518)           --
                                                   ------------    ------------

Net cash provided by (used in)
 operating activities                                    42,665      (3,231,652)
                                                   ------------    ------------
Cash flows from investing activities:
  Net advances on note receivable, related
    party                                              (192,039)           --
  Purchase of property and equipment                    (45,588)        (14,453)
                                                   ------------    ------------
Net cash used in investing activities                  (237,627)        (14,453)
                                                   ------------    ------------



The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                          Nine Months Ended
                                                              June 30,
                                                         2001           2000
                                                     -----------    -----------
Cash flows from financing activities:
  Proceeds from note payable                             125,000           --
  Principal payments on long-term debt                      --         (642,713)
  Net payments on in line of credit                         --             --
  Net increase in related party payables                    --        3,570,706
                                                     -----------    -----------
      Net cash provided by financing activities          125,000      2,927,993
                                                     -----------    -----------
Net decrease in cash and cash equivalents                (69,962)      (318,112)

Cash and cash equivalents at beginning of period         106,260        347,046
                                                     -----------    -----------
Cash and cash equivalents at end of period           $    36,298    $    28,934
                                                     ===========    ===========

Supplemental disclosures of cash flow information:

 Cash paid for interest                              $     2,500    $   164,914
                                                     ===========    ===========

 Cash paid for income taxes                          $      --      $      --
                                                     ===========    ===========

Non-cash investing and financing transactions:

During the nine month period ended June 30, 2001, the Company issued 1,612,083 shares of preferred stock with a fair value of $352,643 in exchange for forgiveness of debt and the assumption of liabilities of $24,269,147. The Company received notes receivable and auto inventory with a fair value of $3,508,086. The Company received 1,817,000 shares of its common stock which were placed in treasury. These returned shares had a fair value of $399,740 at October 1, 2000. This entire transaction resulted in a gain of $27,824,330.

During the nine month period ended June 30, 2001, the Company acquired notes receivable of $314,385 in exchange for reduction in notes receivable, related party.

During the nine month period ended June 30, 2001, the Company issued 320,960 shares of Common Stock valued at $156,214, of which $6,214 was for employee compensation and $150,000 was for a note receivable.

During the nine month period ended June 30, 2000, the Company issued common stock in exchange for $18,750 in services.

The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2001

NOTE 1.  BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows for the periods shown.

         Certain prior period amounts have been reclassified to conform to the current period's presentation.

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for a full year of operations.

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

NOTE 2.  NOTE PAYABLE

         Effective March 1, 2001, the Company entered into an unsecured note payable with an individual that requires interest payments monthly at 12%. The principal is due on demand, but no earlier than January 1, 2002.


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
                                                                 ==========

              The operating results of this segment are as follows:

                                               3 month          9 month         3 month
                                                 period          period          period
                                                 ended           ended           ended
                                              December 31,      June 30,        June 30,
                                                  2000            2000            2000
                                             ------------    ------------    ------------

               Net revenues                  $    361,069    $ 10,162,465    $    286,249
               Cost of revenues                  (266,429)     (9,052,338)       (601,939)
               Selling, administrative and
                other operating expenses         (187,590)     (4,805,319)       (476,940)
                                             ------------    ------------    ------------
                  Net loss                   $    (92,950)     (3,695,192)   $   (792,630)
                                             ============    ============    ============

NOTE 4.  NOTES RECEIVABLE

         Notes receivable consist of the following at June 30, 2001:

            Notes receivable - trade, secured by autos, interest
              rates ranging from 21% to 25% in 24 to 30
              month terms                                       $ 3,197,675
            Note receivable - related party, secured by
              fixed assets, interest rate - 12% in 3
              month term, fully renewable until paid                637,444
            Note receivable - other, unsecured, interest
              rate of 12%, due July 5, 2005                         150,000
            Unamortized discount on notes receivable - trade       (257,224)
                                                                -----------
                                                                $ 3,727,895
                         Less current portion                    (2,217,879)
                                                                -----------
                         Long term portion                      $ 1,510,016
                                                                ===========


NOTE 5.  GAIN ON EXTINGUISHMENT OF DEBT

         The Company's primary financing company, Autoprime, Inc. ("Autoprime") and the Company entered into an agreement effective October 1, 2000. In connection with this agreement, the Company issued 1,612,083 non-cumulative 5% preferred shares with an estimated fair value of $352,643 in exchange for the extinguishment of debt and the contribution of certain assets. This entire transaction resulted in a net gain on extinguishment of debt of $27,824,330. The preferred shares have a liquidation value of $14.64 per share and are convertible into common shares at any time at the option of the preferred shareholders on a one to one basis. The shares must be converted to common shares if the Company's common shares are accepted for trading on the NASDAQ National Market System or if the Company's common shares are publicly traded at a price of $14.64 per share or more.

         This agreement provided for the forgiveness of debt and assumption of liabilities of $24,269,147 by Autoprime. In connection with the agreement, the Company also received notes and automobile inventory with an estimated fair value of $3,508,086 and the return of 1,817,000 shares of the Company's common stock with an estimated fair value of $399,740.


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


RESULTS OF OPERATIONS

Overview

Beginning in the second fiscal quarter of 2000, as a result of limitations placed on the use of its' floor plan line of credit by AutoPrime Inc. ("AutoPrime"), the Company was unable to continue to purchase cars for its used car lots. The Company's floor plan line of credit was liquidated as a result of the October 1, 2000 transaction with AutoPrime and a subsidiary of its parent, Pacific Financial Group ("PFG") (see Form 8K filed November 28, 2000). The
Company generated revenue from the sales of used cars from its existing inventory through January 1, 2001 when the used auto operations were sold and continues to generate revenues from financing income from the installment contracts purchased from used car dealerships, as well as from the continued servicing of retail installment contracts.

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

General Discussion

Excluding discontinued operations, revenues for the nine months ended June 30, 2001 were $623,768 compared with $1,321,847 for the comparable period in fiscal year 2000. In the fiscal third quarter of 2001, revenues were $170,952 compared to $339,264 for the comparable quarter in fiscal year 2000. The decrease in revenue over the prior year is attributable to a significant decrease in the overall size of the loan portfolio serviced for Autoprime and the sale of the used automobile operation at the beginning of the fiscal second quarter 2000.

Excluding discontinued operations, gross profit for the nine-month period ended June 30, 2001 was approximately $572,907 compared to $1,240,885 for the comparable period in fiscal 2000. Gross profit as a percentage of sales was 91.8% for the nine months ended June 30, 2001. For the comparable nine-month period of the prior year, this figure was 93.9%. Gross profit for the three month period ended June 30, 2001 was $144,527 and 84.5% of sales compared to $335,336 and 98.8% for the comparable three month period in fiscal 2000. The slightly lower margins during the current fiscal year were caused primarily by an increase in the volume of repossessed vehicles and repossession costs versus the third quarter of the prior fiscal year.

Excluding discontinued operations, selling, administrative and other operating expenses were 183.9% of sales for the first three quarters of the 2001 fiscal year, an increase from the first three quarters of fiscal 2000 rate of 140.5% of sales. For the three months ended June 30, 2001 selling, administrative and other operating expenses were 182.0% of sales compared to 150.7% for the comparable period in fiscal 2000. Although these numbers reflect deterioration in the year-over-year percentage of sales relationship, the absolute level of spending decreased from approximately $1,858,222 for the nine months ended June 30, 2000 to approximately $1,147,505 for the nine months ended June 30, 2001. These expenses should continue to decrease, on a quarter-by-quarter basis, in line with the Company's anticipated reduced level of operations during future quarters.

The provision for recourse liability was liquidated as a part of the transaction with AutoPrime on October 1, 2000.

As a result of various limitations placed on its ability to acquire new capital, the Company entered into a transaction with its primary creditor effective October 1, 2000 to exchange virtually all of its debt for preferred stock. The transaction resulted in a gain on the extinguishments of debt of approximately $27,800,000. For a more detailed discussion of the transaction see Note 5 of the Notes to Consolidated Financial Statements.

As a result of continuing long-term losses, the Company sold its used automobile dealership(s) to the existing management of this segment in exchange for a $716,190 note receivable. The transaction resulted in a net gain on the sale of $330,231 in the fiscal second quarter of 2001.

LIQUIDITY

As a result of the Company's continuing need to improve its cash flow and overall liquidity, the Company completed the transaction with AutoPrime and a subsidiary of its parent Pacific Financial Group (PFG) to exchange substantially all of its debt other than trade accounts payable and accrued expenses for Preferred Stock. This transaction is more fully described in Note 5. In contemplating the transaction, a thorough review of the Company's business model was performed. The conclusion was that the Company's business model with AutoPrime was unable to generate sufficient cash flow to support the ongoing viability of the Company.

As a result of the completion of the exchange with AutoPrime and PFG, management feels there will be opportunities to acquire capital from alternate sources and proceed to implement its current plan of acquiring operating interests in small new and used auto dealerships regionally and nationally, acquiring and selling note portfolios and increasing servicing income by offering collection services to third parties. As of the date of this filing, the Company has held discussions with a regional automobile auction regarding a possible acquisition and with a national car rental firm regarding resale of its used automobiles, but no definitive agreements have been completed. Since the end of the second quarter the Company has sold a very limited number of installment contracts to third parties and expects the number to grow during the fourth quarter of fiscal 2001. The Company is currently holding discussions with an investment banking firm and a commercial bank to raise capital for its financing subsidiary AutoCorp Financial Services.

In addition, the Board of Directors continues to consider additional possibilities for developing new business opportunities and acquiring new capital for working capital purposes and the acquisition of interests in existing profitable businesses whose long term plans are attractive to and consistent with those of the Company.

The Company's revenues declined during the quarter ended June 30, as a result of the sale of the assets of the used car dealerships and have leveled out during the first month of the current quarter. The Company's sources of revenue at the present time are servicing fees from servicing the contracts owned by AutoPrime, interest income on notes purchased from AutoPrime and interest income on notes purchased from third parties.

Cash provided from continuing operations during the nine months ended June 30, 2001 increased to a positive $95,183 from a negative $3,231,652 for the same period in the prior year. This reflects the positive impact of the re-capitalization that took place in October 2000. Net cash used in investing activities increased from $14,453 to $237,627 as a result of the advances on the related party note receivable and the purchase of various fixed assets during the nine months ended June 30, 2001. Net cash provided by financing activities was $125,000 for the nine month period ended June 30, 2001 as a result of a note to supplement operating capital.

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

Item 2.  Changes in Securities - Not Applicable

Item 3.  Defaults on Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8K

         (a)      Not Applicable

         (b)      Reports of Form 8-K

                  See Form 8-K filed June 6, 2001 reporting sale of assets of Ace Motor Co. Inc.

                  See Form 8-K filed June 6, 2001 reporting transaction with Jim Miles Chevrolet/Oldsmobile.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AutoCorp Equities, Inc.
                                      Registrant


Date: August 2, 2001             By:  /s/ Jerry Hamilton
                                    -------------------------------------------
                                    Jerry Hamilton
                                    Controller and Principal Accounting Officer