Form 10KSB
period 2001-09-30
AUTOCORP EQUITIES INC
filed 2002-02-22
CIK 790066

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

     [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________


                        Commission file number 000-15216


                             AUTOCORP EQUITIES, INC.
                 (Name of small business issuer in its charter)


            Nevada                                               87-0522501
(State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or organization)                           Identification No.)


300 N. Coit Rd., Suite 830
Richardson, Texas                                                  75080
(Address of principal executive offices)                         (Zip Code)


                    Issuer's telephone number: (972) 231-6204

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

       None                                                None

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues(including discontinued segment)for its most recent fiscal year: $1,123,561.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $2,112,269, based on the $0.45 per share price at which common equity was sold on January 4, 2002.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,693,931 shares of Common stock, $0.001 par value, as of January 4, 2002.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

TABLE OF CONTENTS

THE COMPANY....................................................................1

RISK FACTORS...................................................................1

PART I ........................................................................8
     Item 1.  Description of Business..........................................8
     Item 2.  Description of Property.........................................13
     Item 3.  Legal Proceedings...............................................13
     Item 4.  Submission of Items to a Vote of Security Holders...............13

PART II  .....................................................................13
     Item 5.  Market for Common Equity and Related Stockholder Matters........13
     Item 6.  Management's Discussion and Analysis or Plan of Operation.......16
     Item 7.  Financial Statements............................................18
     Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................19

PART III .....................................................................19
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............19
     Item 10. Executive Compensation..........................................20
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management......................................................21
     Item 13. Exhibits and Reports on Form 8-K................................22

SIGNATURES....................................................................23

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

THE COMPANY

         AutoCorp Equities, Inc. ("the Company"), which is headquartered in Richardson, Texas owns and operates one loan servicing center in Dallas, Texas. Through the first quarter of fiscal year 2001, the company operated one independent automobile dealership in Dallas, Texas. Through used car sales, the dealership originated non-prime retail installment contracts secured by automobiles and light-duty trucks. As a result of the inability of the Company to obtain financing to purchase used car inventories, the Company discontinued its automobile operations as of the end of the fiscal first quarter. In previous years the Company also purchased portfolios of non-prime automobile receivables, although none were purchased in fiscal year 2001. In both cases, the loan servicing function is retained (see Item 1, Description of Business - Development of Current Business).

         During the fiscal year ended September 30, 1998, the Company was headquartered in Phoenix, Arizona, and had business operations in Arizona and New Mexico. At December 31, 1998, the Company was financially distressed. A restructuring was effected on that date in order to create an organizational structure that is efficient and reflects the revised business plans. The Company again restructured on October 1, 2000 in a continuing effort to create such an organizational and financial structure (see Item 1,Description of Business -Recent Restructuring Transaction). The Company continues to seek, but has not obtained, sources of financing to re-enter the automobile segment and purchase portfolios of non-prime automobile receivables.

RISK FACTORS

         Limited Operating History of Present Business; No Assurance of Profitability. The Company's significantly restructured current operations commenced on October 1, 2000. The relatively brief operating history of the restructured operations provides only a limited basis for evaluation. The prospects must be considered in light of the risks, expenses, difficulties and problems frequently encountered in an industry characterized by intense competition. For the years ended September 30, 2000 and 2001, the net operating losses before discontinued operations and extraordinary items were $2,456,580, and $882,311, respectively.

         There can be no assurance of future profitability. The ability to operate profitably will depend primarily on management's ability to:

o generate additional revenue without incurring a proportionate increase in administrative overhead costs;

o        continue to reduce the overall cost structure of the organization;

o        purchase and resell pools of automobile receivables;

o originate automobile receivables with an acceptable level of credit risk;

o effectively collect payments due on the portfolios of automobile receivables serviced and control delinquencies and losses on the automobile receivables portfolio;

o        obtain   financing  on  acceptable  terms  to  fund  the  expansion  of operations;

o continue to sell, on a loan by loan basis, the automobile receivables currently owned and serviced or those automobile receivables that may be purchased and/or serviced in the future;

o        adapt to an increasingly competitive marketplace.

         The failure to achieve and/or maintain any or all of these objectives could have a materially adverse impact on the business, results of operations and financial condition of the Company.

         Capital Intensive Business; Need for Substantial Additional Financing. The Company's planned future operations are capital intensive. They require the expenditure of substantial amounts of working capital in order to purchase additional inventory and to generate retail installment sale contracts. In order to finance operations in the ordinary course of business and to implement the desired growth strategy, there will be a need to obtain additional bank or similar type financing, sell additional debt or equity (or hybrid) securities in future private and public financings, and continue to sell the automobile receivables generated in the ordinary course of the Company's business. There can be no assurance that any such additional financing will be available or, if available, that its terms will be satisfactory. Failure to obtain additional financing, if needed, would have a materially adverse effect on the Company's results of operations. In such event, the Company may be required to materially curtail all or a portion of its operations.

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

         Substantial Leverage. Although not substantially leveraged at the end of fiscal year 2001, in order to meet the ongoing working capital requirements of the Company, substantial indebtedness may have to be incurred, perhaps resulting in a highly leveraged capital structure. Substantial indebtedness related to holding additional automobile receivables may also be incurred in the future. A highly leveraged capital structure could have adverse consequences, including:

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

         Poor Creditworthiness of Borrowers; High Risk of Credit Losses. The Company currently owns and services automobile receivables acquired in connection with the reorganization of the Company that took place on October 1, 2000. These receivables are payable by customers with non-prime credit. Loans to persons with non-prime credit involve an increased probability of default and/or delinquency and involve greater servicing costs than loans made to borrowers with prime credit profiles. The ability to operate profitably depends, in part, on an accurate evaluation of the creditworthiness of customers and the minimization of losses following defaults. As a result, it is likely that delinquency and loss rates in the Company's portfolio will fluctuate in the near term and may increase as a greater portion of the portfolio of automobile receivables matures. A significant variation in the timing of or increases in credit losses experienced on the portfolio of automobile receivables could have a materially adverse effect on the Company. If greater credit losses are experienced in the future, it will be necessary to increase reserves for bad debts, thereby reducing overall profitability. There can be no assurance that any loans made to customers will be repaid in whole or in part or that reserves for such credit risks will be adequate. Any loans that are in default may need to be charged off against the reserves.

         The occurrence of any of the foregoing events could adversely affect the Company's ability to obtain or maintain its financing sources and could have a materially adverse effect on business activities, results of operations and financial condition.

         Risks Inherent in Automobile Finance Business. It is the intent of the Company to purchase or originate high yield loans, usually made to persons with non-prime credit. Extending credit to retail used car buyers with such credit standing is inherently risky. The borrowers on such loans will either be first time buyers or buyers with poor credit ratings. Such buyers may be more likely to default on their used car loans than buyers with higher credit ratings.

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

         Risk Associated with Expansion. As part of the Company's growth strategy, the intent is to seek to establish and/or acquire automobile dealerships and finance offices. There can be no assurance that management will successfully integrate the current operations of the Company with those that may be acquired or established in the future and effectively manage the combined enterprise. There will be a need to limit increasing overhead as additional operations are acquired while still maintaining sufficient staff to effectively collect any additional receivables. Failure to do so would have a materially adverse effect on the business, financial condition and results of operations of the Company. (see Item 1, Description of Business - Present Business Operations).

         Unspecified Acquisitions. Although the Company acquired an operating interest in a new car dealership in Oklahoma during fiscal 2001, it is the intent to actively seek and investigate such opportunities on a limited basis in the future. Such acquisitions would likely be financed with cash; the issuance of equity or debt securities; by incurring additional indebtedness or any combination of the foregoing. There is no assurance that any acquisitions will be made. If any acquisitions are made, there is no assurance they can be made on favorable terms, or that the acquisition will prove to be profitable. Failure to make future acquisitions would limit the growth potential of the Company.

         Geographic Concentration. Currently the Company conducts used car financing and servicing operations in Dallas, Texas. Because of this concentration, business levels may be adversely affected in the event of a downturn in the general economic conditions existing in Texas.

         Competition. The automobile industry is highly competitive. If the Company acquires or establishes additional used automobile dealerships, it may compete with other independent used car dealerships, including ones that make financing available to their customers; national and regional rental car companies; franchised new vehicle dealerships, which are directing increased attention to the used car market; companies selling used cars over the Internet; auction houses; dealer groups; independent "Buy Here - Pay Here" dealers which sell and finance sales of used cars to customers with non-prime credit; and individual buyers and sellers of used cars.

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

         Risks Associated with Short Term Nature of Leases. Certain of the Company's leases for its servicing operations are for short occupancy terms. An inability to renew such leases or to continue to occupy premises on a month-to-month basis would require entering into arrangements to occupy new premises. There can be no assurance that the Company will be able to identify and enter into arrangements to occupy new premises, and the failure to do so could have a materially adverse effect on the business, financial condition and results of operations.

         General Economic Conditions. The Company's business is directly related to financing used cars. Financing is affected by employment rates, prevailing interest rates, and other general economic conditions. Management believes the current economic conditions favor continued growth in the used car finance markets served. However, a future economic slowdown or recession could lead to increased delinquencies, repossessions, and credit losses that could hinder planned expansion. Because of the Company's focus on non-prime borrowers, the actual rate of delinquencies, repossessions, and credit losses on contracts could be higher under adverse conditions than those experienced in the used car finance industry in general. Economic changes are uncertain, and sluggish sales of used cars and weakness in the economy could have an adverse effect on the business and that of the third party dealers from which contracts may be purchased.

         Seasonality; Variability of Quarterly Operating Results. The used automobile finance industry is subject to substantial seasonal variations in revenues. Demand for used cars is generally lower in the winter than in other seasons. In addition, sales tend to be lower and payment delinquency rates higher during the holiday and back-to-school seasons, while sales tend to be higher during the late spring and through the summer months. Furthermore, the planned growth strategy may subject the Company's operating results to substantial variables and changes each quarter. Accordingly, given the possibility of such fluctuations, management believes that quarterly comparisons of the results of operations during any fiscal year are not necessarily meaningful and that results for any one fiscal quarter should not be relied upon as an indication of future performance.

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

         Consumer Protection and Usury Laws. Numerous federal and state consumer protection laws impose requirements upon the origination and collection of retail installment contracts. State laws impose finance charge ceilings and other restrictions on consumer transactions and may require certain contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with these provisions. Further, to the extent that the Company acquires retail installment contracts from third parties, there may be liability for any violations of law committed by such third parties as a successor-in-interest. Currently, a maximum fixed interest rate of approximately 26% per annum is charged on contracts if originated at a Company dealership. The state of Texas imposes limits on the interest rate a lender may charge. There can be no assurance that Texas and any other applicable states will not lower their usury limits or that these states or other jurisdictions into which the Company may expand will not (i) by judicial decision change the interpretation of existing precedents and/or (ii) adopt additional laws, rules and regulations that could adversely effect the business, financial condition and results of operations of the Company.

         Dependence on Management Information Systems. The Company's future success depends in part on the ability to continue to adapt technology, on a timely and cost-effective basis, to meet changing customer and industry standards and requirements. The loan servicing and collection software is depended on to monitor the portfolio of automobile receivables.

         Dependence on Key Personnel. The Company is highly dependent on the services of Mr. Charles W. Norman, the Company's President and Chief Executive Officer. The Company has entered into an employment agreement with Mr. Norman, however, there is no key-man life insurance on Mr. Norman. The loss of Mr. Norman's services could have a materially adverse effect on the business and operations of the Company (see Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act). In addition, the future success of the Company depends upon its ability to attract and retain qualified personnel. Competition to attract and retain such personnel within the industry is intense. There can be no assurance of success in attracting and retaining qualified personnel in the future.

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

         Lack of Prospective Dividends. The Company has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be used to reduce debt or finance future growth and that dividends will not be paid to shareholders. There can be no assurance that operations will result in sufficient revenues to enable the Company to operate at profitable levels or to generate a positive cash flow. In addition, and the 1,612,083 Series B Preferred Stock issued in connection with the October 2001 restructuring has an annual non-cumulative dividend preference of $80,604.15 (5% of 1,612,083). Accordingly, the Company does not anticipate the payment of any dividends on Common Stock for the foreseeable future (see Item 5, Market for Common Equity and Related Stockholder Matters).

         Forward-Looking Information May Prove Inaccurate. This report contains various forward-looking statements that are based on management's beliefs as well as assumptions made based on information currently available. When used in this report, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions, including those identified under this "Risk Factors" section. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition to the other risk factors set forth above, among the key factors that may have a direct bearing on the Company's results are competitive practices in the used car financing industry, the ability to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, and the impact of current and future laws and governmental regulations on operations.

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

         During the fiscal year ended September 30, 1998, the Company was headquartered in Phoenix, Arizona and operated a combined used car finance and sales business in Arizona and New Mexico. Business operations were concentrated on used cars purchased by non-prime credit purchasers (persons with low incomes and previous credit problems) and the retail installment sales contracts evidencing non-prime used car loans.

         Effective at the end of fiscal 1998, the Company ceased to operate those locations and transferred the management and operation of them to all or some of the Merritt Group. Ownership of those businesses was transferred to them on December 30, 1998, as part of a restructuring transaction and related business reorganization.

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

         ACE acquired certain assets related to an Austin, Texas dealership on December 30, 1998, from a corporation owned by William O. Merritt and Dennis W. Miller. This transaction was separate from, but related to, a restructuring transaction that took place on the same date.

         In April, 1999, the Company acquired certain assets of Horizon Auto Sales, Ltd. , a Dallas based used car dealership that operated a single lot. The consideration issued in this transaction was 75,000 shares of AutoCorp Equities, Inc. common stock, of which 50,000 shares were issued at closing and the remaining 25,000 shares were to be issued prior to April 15, 2000 but were subsequently issued in December 2001.

         In June, 1999, the Company acquired certain assets of Angelina Motor Company in Lufkin, Texas. The assets acquired included a single lot used car dealership and two portfolios of automobile installment loans, both of which have been subsequently sold to AutoPrime.

         In June, 1999, the Company relocated its headquarters to Plano, Texas and rented approximately 2,600 square feet of office space from AutoPrime. The Company then moved into a separate office facility in Plano, Texas in April, 2000. In March of 2001 the company moved to Richardson, TX where it is currently located.

         Through ACE, the Company owned and operated three used car dealerships in Texas. Through July of 2000, the company operated five used car dealerships in Texas - three in Dallas, one in Lufkin and one in Austin and consolidated its dealerships into the single Dallas location in August 2000. Through used car sales, these dealerships originated non-prime used car loan contracts. The Company discontinued its used automobile operations in the second fiscal quarter of 2001. In addition, through AFS, portfolios of non-prime used car loan contracts were purchased and one loan servicing center is operated. During fiscal year 2000 the Company also consolidated the four loan servicing centers to one in Dallas, Texas. The Company retains the loan servicing function of all of the loans originated or purchased.

         Recent Restructuring Transaction

         At September 30, 2000 the Company was financially distressed. The Company completed a restructuring trasaction effective October 1, 2001 in order to create an organizational and financial structure that is efficient and reflects the current business plans of the Company.

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

                  This took place through:

                  (a) The designation of a new series of Preferred Stock (re-designated from Series A to Series B).

                  (b) Issued 1,612,083 shares of Series B Preferred Stock that resulted in exchange for working capital in the form of cash (on a deferred basis), repossessed automobiles, a portfolio of customer notes receivable (secured by automobiles) owned but considered to be "active' by the seller, a portfolio of customer notes receivable owned but considered "inactive" by the seller and the elimination of approximately $24,000,000 of debt, recourse and other obligations and liabilities owed by the Company.

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

                  Renegotiated servicing fees and reimbursements to enable the Company to recover expenses not recouped under previous fee arrangements.

                  This was accomplished by including provisions in the transaction that allowed the Company to increase its servicing fee and reimbursement structure to allow recovery of certain taxes and repossession costs not included in previous fee arrangements.

         Present Business Operations

         Currently, the Company owns and operates one loan servicing center in Dallas, Texas. Although some car loan contracts were purchased during the fiscal year ended September 30, 2001 in connection with discontinuing the operations of Ace Motor Co., the Company may also buy, service and sell portfolios of non-prime used car loan contracts as a part of its current business plan. As the loan servicer, record keeping and collection of payments and general enforcement of the used car loan contracts is assumed.

         ACE Motor Company, Inc.("ACE") was sold at the end of the first fiscal quarter of 2001 and has been reported as discontinued operations from that date.

         Another subsidiary of the Company, AFS, prior to the fiscal year ended September 30, 2000 bought portfolios of loan contracts at a discount from net principal balance, usually ranging between 35% and 45%. Due to severe shortages of working capital during the fiscal years ended September 30, 2000 and 2001 respectively, the Company did not purchase any new loan portfolios. The Company did, however, acquire a number of new loans from the new owners of ACE Motors and sold a number of those loans during the fiscal year ended September 30, 2001 for working capital purposes.

         Prior to October 1, 2000, there were additional Servicing Agreements with AutoPrime under which the Company serviced portfolios, owned by AutoPrime, for a fee. The servicing fee retained on payments collected ranges between 10% to 37%. The intent is to actively seek and investigate other such servicing opportunities as they become available. The current staffing infrastructure and systems will allow the servicing of multiple portfolios for outside lenders. Because the collection of retail consumer loans is highly regulated, the Company employs experienced collection managers and staff.

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

         At September 30, 2000, the Company was the servicing agent for approximately $6,019,382 of active automobile receivables. As a result of the October 1, 2000 transaction, that amount decreased to $3,464,840. In October of 2001, the Company terminated its servicing agreement with AutoPrime and the amount decreased to approximately $1,200,000. Accordingly, the results of operations and financial condition depends, in part, on the ability to properly service these automobile receivables in order to reduce credit losses and discussed elsewhere, to increase its serviced potfolio.

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

         As of September 30, 2000 ACE had a revolving line of credit with AutoPrime for the purpose of purchasing inventory of used vehicles, a "floor plan," which was guaranteed by AutoCorp Equities, Inc. The floor plan with AutoPrime was initially established on October 26, 1998, with a limit of $750,000 and a variable rate of interest of 6.5% over the index known as the Wall Street Journal Prime Rate. The rate was initially set at 15%. The floor plan note was a demand note that matured on April 26, 1999. On that date it was renewed and extended at the same variable rate of interest, initially 14.25%.

         The amount of the floor plan was increased to $1,000,000 on June 17, 1999, at the same variable rate of interest, initially 14.25%. On September 8, 1999, this latter note was replaced with three notes totaling $1,400,000 in commitments. The floor plan notes are all due on demand, however, if not demanded they then all matured on March 8, 2000. One note amounting to $400,000, had a fixed interest rate of 12%. The other two notes carry variable rates at 6.5% over the Wall Street Journal Prime Rate, with the initial rate being 14.75%. As a result of the October 1, 2000 transaction, the revolving line of credit and floor plan agreements were terminated and any amounts outstanding were liquidated as a part of the transaction.

Competition

         The Company competes with other independent finance companies, including ones that make financing available to their customers, and "Buy Here - Pay Here" dealers that provide the financing themselves. In addition, many new vehicle dealerships are competing for used car buyers with non-prime credit and are offering attractive leasing transactions as an alternative to prime and just below prime credit borrowers.

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

         Employees. At January 7, 2001 the Company employed a total of 8 people; 3 in AFS and 5 at the headquarters in Richardson, Texas. No employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good. In addition, the Company employs a number of part-time employees in its collection operations.

         Seasonality. The sub-prime finance industry is subject to substantial seasonal variations in revenues. Demand for used cars is generally lower in the winter than in other seasons. In addition, sales tend to be lower and payment delinquency rates higher during the holiday and back-to-school seasons, while sales tend to be higher during the late spring and through the summer months.

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

Item 2.  Description of Property

         The principal executive offices of the Company are located at 300 N. Coit Rd., Suite 830, Richardson, Texas 75080. Approximately 1,100 square feet of leased premises are at this location. The rent is approximately $ 23,000 per year. However, the lease expires in April 2002.

         As of January 7, 2001, The Company has two leased properties in addition to the corporate headquarters. They are leased for AFS operations, and are listed in the following table together with the year the lease expires:

         1.  9922 Linn Station Rd., Louisville, Kentucky     3,025 sq ft    2004
         2.  624 So. Buckner Blvd., Dallas, Texas            5,600 sq ft    2004
         3.  300 N. Coit Rd., Richardson, Texas              1,100 sq ft    2002

         Management believes the Company's facilities and equipment are in good repair and are adequate for current needs.

Item 3.  Legal Proceedings

                  There are no current material legal proceedings.

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

                                                 Bid Quotations
                                                 --------------
                                              Low             High



           Fiscal 2001:
                  First Quarter              $0.10           $0.25
                  Second Quarter              0.07            0.15625
                  Third Quarter               0.05            0.59
                  Fourth Quarter              0.075           0.17


           Fiscal 2000:
                 First Quarter                0.125           0.23
                 Second  Quarter              0.19            0.28
                 Third Quarter                0.188           0.468
                 Fourth Quarter               0.031           0.10


--------------------

*        These quotations reflect inter-dealer  prices,  without retail mark-up,
         mark-down,   or   commission   and  thus  may  not   represent   actual
         transactions.

         At September 30, 2001, there were approximately 434 holders of record of the Common Shares of the Company.

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

         From October 1, 1997 through September 30, 2001, the Company sold the following securities without registration under the Securities Act of 1933:

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

         (5) 217,391 Common Shares during the third fiscal quarter 2001 to Roy Pardini in an exchange of a $150,000 note receivable from Jim Miles Chevrolet/Oldsmobile in Guthrie, OK. These shares were issued under The Section 4(2) exemption of the Securities Act.

         (6) 103,569 Common Shares during the third fiscal quarter 2001 to various employees for services rendered during the current valued at $6,215. These shares were issued under the Section 4(2) exemption of the Securities Act.

Summary of the Terms of Convertibility of the Series "B" Preferred Shares. As part of the October 1, 2000 transaction, of the 10,000,000 Preferred Shares authorized in the Company's bylaws, a total of 2,000,000 of those shares were designated as Series "B" of which 1,612,083 Preferred Shares were issued as part of the October 1, 2000 transaction. Additionally, the 6,578,485 Preferred Series "A" shares that were to be issued to AutoPrime were never issued and were cancelled as a part of that transaction

         The terms of the Series "B" Preferred Shares are:

         o        They pay non-cumulative dividends at the rate of 5% per year;

         o        They have a liquidation preference of $14.64 per share;

         o They have no voting rights, sinking fund provisions or redemption rights;

         o They are convertible into Common Shares on a 1-for-1 basis at any time. They will also become convertible automatically if any of certain specified events take place. The following is a summary of the events that can accelerate convertibility:

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

Results of Operations

Overview.

Beginning in the second fiscal quarter of fiscal 2000, as a result of limitations placed on the use of its' floor plan line of credit by AutoPrime, Inc. (AutoPrime), the Company was unable to continue to purchase cars for its used car lots. The Company's floor plan line of credit was liquidated as a result of the October 1, 2000 transaction with AutoPrime and it parent, Pacific Financial Group ("PFG") (see form 8K filed November 28, 2000). The Company generated revenue from sales of used cars from its existing inventory through January 1, 2001 when the used car operations were sold and continues to generate revenues from financing income from the installment contracts purchased from used car dealerships, as well as from the continued servicing of retail installment contracts.

Through the first quarter of fiscal 2001, the Company operated "Buy Here - Pay Here" used car dealerships which underwrote, financed and serviced retail installment contracts generated by sales of used cars by the Company's dealerships. The installment contracts were sold, at a 45% discount to AutoCorp Financial Services, a subsidiary of the Company, which retains principal, interest and earned discount on the contracts. Effective January 1, 2001, the Company sold the assets of the used car dealerships but continued to purchase contracts under the same terms.

General Discussion

Excluding discontinued operations, revenues for the fiscal year ended September 30, 2001 were $762,492 compared with $2,574,852 for the fiscal year ended September 30, 2000. The decrease in revenue over the prior year is attributable to a significant decrease in the overall size of the loan portfolio serviced for AutoPrime. The reduction in the size of the portfolio was due to a sell-off of accounts by AutoPrime in the first eight months of fiscal 2001 during which time AutoPrime sold an estimated five thousand accounts to third parties.

Excluding discontinued operations, gross profit for the year ended September 30, 2001 was $724,888 compared to $2,487,583 for the year ended September 30, 2000. Gross profit as a percentage of net revenues was 95.0% for the year ended September 30, 2001. For the prior year, this figure was 96.6%. The margins for the current year are substantiallly the same as those in the prior year.

Excluding discontinued operations, selling, general and other administrative operating expenses were 207.7% of net revenues for the year ended September 30, 2001 compared to 86.1% for the prior year. Although these numbers reflect deterioration in the year-over-year percentage of sales relationship, the absolute level of spending decreased from approximately $2,271,791 for the year ended September 30, 2000 to $1,583,441 for the year ended September 30, 2001. These expenses should decrease in the future in line with the Company's continued reduction in personnel, facilities, general operating costs and continued reduced operating levels.

The provision for recourse liability was liquidated as a part of the transaction with AutoPrime on October 1, 2000.

Interest  expense  declined  from  $278,235 in fiscal 2000 to $11,937 for fiscal
2001  as  a  direct  result  of  the  October  1,  2000   transaction  in  which
substantially all of the Company's interest bearing debt was liquidated.

Bad debt expense declined from $3,628,526 in fiscal 2000 to zero in fiscal 2001. This is a result of a write-off of the remaining automobile receivables held by the Company immediately prior to October 1, 2001. These receivables were held primarily as a result of the recourse provisions applicable to the funding agreement with Autoprime and were determined to have no significant market value at September 30, 2000.

As a result of various limitations placed on its ability to acquire new capital, the Company entered into an agreement with its primary creditor effective October 1, 2000 to exchange virtually all of its debt for preferred stock. The transaction resulted in a gain on the extinguishments of debt of approximately $26,500,000. In connection with this agreement the Company issued 1,612,083 non-cumulative 5% preferred shares with an estimated fair value of $352,643 in exchange for the extinguishments of debt and the contribution of certain assets. The preferred shares have a liquidation value of $14.64 per share and are convertible into common shares at any time at the option of the preferred shareholders on a one for one basis. The shares must be converted to common shares if the Company's common shares are accepted for trading on the NASDAQ National Market System or if the Company's common shares are publicly traded at a price of $14.64 per share or more. The agreement provided for the forgiveness of debt and assumption of liabilities of $24,269,147 by AutoPrime. In connection with the agreement, the Company also received notes and automobile inventory with an estimated fair value of $3,508,086 and the return of 1,817,000 shares of the Company's common stock with an estimated fair value of $399,740.

As a result of continuing long-term losses, the Company sold its used automobile dealership(s) to the existing management of this segment in exchange for a $716, 190 note receivable. The transaction resulted in a net gain on the sale of $330,231 in the fiscal second quarter of 2001. During the fourth quarter of fiscal 2001 the purchaser of the automobile operations was dissolved and defaulted on the aforementioned note receivable. As a result, the Company ultimately realized a net loss on the sale of the automobile operations of $318,844. Due to its inability to raise capital to purchase additional inventory and resulting declining sales as a result of limited inventories, the Company believed that continued operations in this segment would result in continuing losses. As a result, the operations of this segment were discontinued.

Liquidity

As a result of the Company's continuing need to improve its cash flow and overall liquidity, the Company completed the transaction with AutoPrime and a subsidiary of its parent, Pacific Financial Group (PFG), to exchange substantially all of its debt other than trade accounts payable and accrued expenses for Preferred Stock. In contemplating the transaction, a thorough review of the Company's business model was performed. The conclusion was that the Company's business model with AutoPrime was unable to generate sufficient cash flow to support the ongoing viability of the Company.

As a result of the completion of the exchange with AutoPrime and PFG, management believes there will be opportunities to acquire capital from alternate sources and proceed to implement its current plan of acquiring operating interests in small new and used auto dealerships regionally and nationally, acquiring and selling not portfolios and increasing servicing income by offering collection services to third parties. During the course of fiscal 2001 the Company had negotiated agreements with a number of private institutional and individual investors to raise additional working capital and investment capital. However, as a result of the events on September 11, 2001 and thereafter, most of those agreements were not consummated. In its continuing effort to raise additional capital, as of the date of this filing, the Company has held discussions with a large regional "Buy Here - Pay Here" used automobile company regarding a possible merger and several private individuals and automobile finance companies regarding mergers and/or investment but no definitive agreements have been completed. Since the end of the second fiscal quarter of 2001 the Company has sold a very limited number of installment contracts to third parties and expects that number to remain relatively low until additional financing or capital can be acquired. In addition, the Board of Directors continues to consider additional possibilities for developing new business opportunities and acquiring new capital for working capital purposes and the acquisition of interests in existing profitable businesses whose long term plans are attractive to and consistent with those of the Company.

The Company's revenues have continued to decline during the first two months of fiscal 2002 as a result of the normal decline in the size of its loan portfolio and servicing base. The Company's sources of revenues at the present time are servicing fees on contracts owned by third parties and interest income on notes purchased from third parties. Primarily those purchased from AutoPrime in the first quarter of 2001.

Cash provided from continuing operations during the year ended September 30, 2001 decreased to $98,931 from $1,073,971 for the prior year. This reflects the impact of the re-capitalization that took place in October 2000. Net cash used in investing activities increased from $5,515 to $237,627 as a result of the advances on the related party note receivable and the purchase of various fixed assets during fiscal year 2001. Net cash provided by financing activities was $125,000 for fiscal 2001 resulting from a note to supplement operating capital.

There can be no assurance that the Company will be able to meet its operating capital needs without the acquisition of significant additional capital. The Company continues to investigate sources of additional capital to supplement is current operating capital requirements and to fully implement its current business plan. There is not assurance the Company will be able to acquire additional capital, or obtain it on terms favorable to the Company.

Effect of Inflation

         The Company does not expect any material negative effect to operations from an increase in the inflation rate.

Item 7.  Financial Statements

         The following financial statements are attached to and filed as part of this report:

         Consolidated Balance Sheets - September 30, 2001 and 2000

         Consolidated Statements of Operations For the Years Ended September 30, 2001 and 2000.

         Consolidated Statement of Changes in Shareholders' Equity For the Years Ended September 30, 2001 and 2000.

         Consolidated Statements of Cash Flows For the Years Ended September 30, 2001 and 2000.

         Notes to Consolidated Financial Statements

Item 8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure - N/A

PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

         The executive officers and Directors of the Company, as of January 7, 2002, are:

    Name             Age           Position                       Director Since
    ----             ---           --------                       --------------

Charles Norman       44       President and Chief Executive             1998
                              Officer; Director*


William O. Merritt   57       Director**                                2000


Terri Ashley         47       Vice President - Investor                 2001
                              Relations***

William G. Hamilton  51       Chief Financial Officer, Director****     2001

-----------------
*        Elected President and a Director in August 1998.
**       Elected a Director in May 2000.
***      Elected Vice President - Investor Relations in Jan 2001.
**** Elected Chief Financial Officer in December 2000, elected Director in September 2001

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

         William O. Merrit has been with the Company in various capacities since 1998 and was formerly president of the Merritt Group which owned and operated used automobile dealerships in Arizona and New Mexico. He served as Chief Executive Officer of the Company from July through December 1997 and from June though August 1998.

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

         William Hamilton, a CPA, has been with the Company since April 2000 primarily as an independent contractor to help the Company with its SEC filings. He was elected as an office in December of 2000 and became a director in September 2001. Mr. Hamilton had been an independent accounting contractor since June of 1996.

         The Company's governing documents provide that there must be at least one Director. In addition, the Bylaws authorize the Board of Directors to act by resolution to increase or decrease the number of Directors. The present number of authorized Directors is three.

         We presently contemplate that should a 2002 Annual Meeting of Shareholders be held, the newly elected Directors will hold a regular annual meeting of the Board of Directors. If a regular meeting is not held, the Directors will sign a unanimous consent in lieu of holding the meeting and will re-elect the current officers to the same positions for the coming year.

Item 10. Executive Compensation

         Executive Officers. The table below shows cash and stock compensation paid during the last three years to each of the three persons who served as Chief Executive Officer during fiscal 1999. None of the next four most highly compensated officers serving on September 30, 2001, received more than $100,000 for fiscal 2001.



Name and                             Fiscal             Consulting  Other Annual
Principal Position                    Year     Salary      Fees     Compensation
------------------                   ------  ---------  ----------  ------------
Charles Norman, President and         2001   $ 225,000   $     0      $107,200
Chief  Executive Officer              2000   $ 144,500   $     0      $ 48,266
(August 1998 to Present)
                                      1999   $ 123,689   $     0      $ 11,520


On December 30, 1998, the Company established Voting Trust I with Mr. Norman as Trustee, and placed 350,000 Common Shares in it for the benefit of officers of the Company to be named in the future. The Board of Directors has not yet determined which officers will participate in these shares or the terms on which the shares will be made available to them. For additional information about Voting Trust I.

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

As of September 30, 2001, 1,085,426 shares had been issued under the Plan, no options were outstanding, and 914,574 shares were available for future issuance.

         Compensation of Directors. No Directors fees were paid during fiscal 2001.

         Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder require that directors and executive officers of the Company and beneficial owners of greater than 10% of the Company's Common Stock file various reports with the Securities and Exchange Commission (the "SEC"). The Company has reviewed its files with respect to fiscal 2001. The following persons and trusts did not file a Form 3 but did report the same information on a Form 5 that was timely filed: William Hamilton when he became an officer; Terri Ashley when she became an officer; and Voting Trust I, Voting Trust II and Exchange Trust when they became a beneficial owner of greater than 10% of the Company's Common Stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         On December 30, 1998, the Company established three trusts naming Charles Norman as Trustee of each of them. This was done as part of a restructuring transaction and certain shares of stock were placed in each of the three trusts. As a result, Mr. Norman acquired control of our Company from William O. Merritt, Dennis W. Miller and others in the Transaction. Messrs. Merritt and Miller continue to have beneficial ownership of a total of 600,000 (or 13.7%) of the outstanding Common Shares. The trusts were terminated during the first quarter of fiscal 2002 and the shares returned to the treasury.

         As of September 30, 2001, Mr. Norman, in his capacity as Trustee of the three trusts, beneficially owns a total of 834,563 Common Shares. This is 17.8% of the 4,683,234 Common Shares that, according to the Company's stock transfer agent, were outstanding as of September 30, 2001.


         The following table sets forth certain information, as of September 30, 2001, concerning the beneficial ownership of Common Stock by all Directors and nominees, certain executive officers, all Directors and executive officers of the Company, as a group, and each person who beneficially owns more than 5% of the 4,683,234 outstanding shares of Common Stock, $.001 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated.

         Name and Address              Amount and Nature of         Percent
         of Beneficial Owner           Beneficial Ownership (1)     of Class (1)
         -------------------           ------------------------     ------------

         Charles Norman, Trustee            834,563 (1)(2)             17.8%
         300 N. Coit Rd.
         Suite 830
         Richardson, Texas 75080

(1) As part of a transaction on December 31, 1998, the Company entered into three trust agreements dated as of December 30, 1998, with Mr. Norman, as Trustee under Voting Trust Agreement I, Voting Trust Agreement II and Exchange Trust Agreement. Certain shares were placed in each trust on that date. As of April 12, 1999, the parties created an additional purpose for Exchange Trust and allocated certain of the shares in Exchange Trust to it. Mr. Norman is the sole trustee and has sole voting power. The beneficiaries of the three trusts and the securities in each trust as of September 30, 2001 are:


Name of Trust             Beneficiaries                   Securities Held
-------------             -------------                   ---------------

Voting Trust I   Executive officers of the Company     350,000 Common Shares
                 to be named in the future

Voting Trust II  Executive officers of AutoPrime,      350,000 Common Shares
                 Inc. ("Auto Prime") to be named
                 in the future

The Exchange     (a) Consumer Investment Corporation   up to 134,563 Common
Trust            "CIC" (for the benefit of the         Shares (all unused shares
                 holders                               of the CIC notes) will
                                                       first be available to
                                                       AutoPrime for
                                                       satisfaction of the
                                                       Company's and/or CIC's
                                                       obligations to them.)




Item 13. Exhibits and Reports on Form 10-K

         (a) Exhibits - N/A

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  February 21, 2002                  AUTOCORP EQUITIES, INC.

                                          (Registrant)


                                           /s/ Jerry Hamilton
                                          --------------------------------------
                                          Chief Financial Officer




================================================================================

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000



                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT                                               F-2

INDEPENDENT AUDITORS' REPORT                                               F-3

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                             F-4

   Consolidated Statements of Operations                                   F-6

   Consolidated Statement of Changes in
     Shareholders' Equity (Deficit)                                        F-7

   Consolidated Statements of Cash Flows                                   F-9

   Notes to Consolidated Financial Statements                              F-11

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
AutoCorp Equities, Inc.

We have audited the accompanying consolidated balance sheet of AutoCorp Equities, Inc. and subsidiaries (the "Company") as of September 30, 2001, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoCorp Equities, Inc. and subsidiaries as of September 30, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit at September 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
January 8, 2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
AutoCorp Equities, Inc.

We have examined the accompanying consolidated balance sheet of AutoCorp Equities, Inc and subsidiaries (the "Company") as of September 30, 2000 and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoCorp Equities, Inc and subsidiaries as of September 30, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming That the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit at September 30, 2000 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.



                                                                Hurley & Company

Granada Hills, California
January 5, 2001

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2001 and 2000


                                     ASSETS
                                     ------

                                                            2001         2000
                                                         ----------   ----------
CURRENT ASSETS:
   Cash and cash equivalents                             $   39,960   $  106,174
   Notes receivable held for sale,
     net of allowances of $4,178,297
     and $7,746,442                                       1,442,592         --
   Prepaid expenses                                            --         16,974
                                                         ----------   ----------

       Total current assets                               1,482,552      123,148

PROPERTY AND EQUIPMENT:
   Furniture and fixtures                                     3,448        2,990
   Office equipment                                         191,597      192,269
   Computer equipment                                        20,356       20,356
   Automobiles                                               31,500         --
   Leasehold improvements                                     8,739        9,198
                                                         ----------   ----------

                                                            255,640      224,813
   Less accumulated depreciation
     and amortization                                       186,254      138,999
                                                         ----------   ----------

       Total property and equipment                          69,386       85,814

NOTE RECEIVABLE - OTHER                                     150,000         --

OTHER ASSETS                                                  2,812        4,197
                                                         ----------   ----------

           Total assets                                  $1,704,750   $  213,159
                                                         ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

                           September 30, 2001 and 2000



                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                        2001            2000
                                                   ------------    ------------
CURRENT LIABILITIES:
   Note payable to shareholder                     $    125,000    $       --
   Accounts payable and accrued expenses                247,251         205,828
   Sales tax payable                                     78,187            --
   Related party payables                                  --         4,358,401
   Other current liabilities                               --           199,297
   Note payable related party                              --         3,900,657
   Net current liabilities of discontinued
     Operations                                            --         7,129,753
                                                   ------------    ------------

       Total current liabilities                        450,438      15,793,936

ALLOWANCE FOR RECOURSE LIABILITY                           --           327,558

RELATED PARTY PAYABLE                                      --         6,578,485

NET LONG-TERM LIABILITIES OF DISCONTINUED
   OPERATIONS                                              --         1,608,909

COMMITMENTS AND CONTINGENCIES (NOTE 12)

SHAREHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, no par value,
   5% non-cumulative; liquidation preference
   of $14.64 per share; 10,000,000 shares
   authorized, 1,612,083 and no shares issued
   and outstanding at September  30, 2001
   and September 30, 2000, respectively                 352,643            --
Common stock, par value $.001; 110,000,000
   shares authorized, 6,510,931 and 6,189,971
   shares issued at September 30, 2001 and 2000           6,511           6,190
Additional paid-in-capital                           11,701,309      11,555,415
Treasury stock, at cost, 1,817,000 shares              (399,740)           --
Accumulated deficit                                 (10,178,911)    (35,419,834)
Shares in trust                                        (227,500)       (227,500)
Stock subscriptions receivable                             --           (10,000)
                                                   ------------    ------------

       Total shareholders' equity (deficit)           1,254,312     (24,095,729)
                                                   ------------    ------------

           Total liabilities and shareholders'
              equity (deficit)                     $  1,704,750    $    213,159
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the Years Ended September 30, 2001 and 2000



                                                      2001            2000
                                                 ------------    ------------

NET REVENUES                                     $    762,492    $  2,574,852
COST OF REVENUES                                       37,604          87,269
                                                 ------------    ------------

       Gross profit                                   724,888       2,487,583

SELLING, ADMINISTRATIVE AND OTHER
   OPERATING EXPENSES                               1,583,870       2,217,791

BAD DEBT EXPENSE                                         --         3,628,526

RECOVERY OF RECOURSE LIABILITY                           --        (1,221,142)

LOSS ON IMPAIRMENT OF ASSETS                             --            70,518
                                                 ------------    ------------

       Total operating expenses                     1,583,870       4,695,693
                                                 ------------    ------------

       Operating loss                                (858,982)     (2,208,110)

INTEREST EXPENSE                                      (11,937)       (278,235)

LOSS ON DISPOSAL OF ASSETS                            (11,392)           (235)
                                                 ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS AND
   EXTRAORDINARY ITEM                                (882,311)     (2,486,580)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT       26,535,028            --

LOSS OF SALE OF ASSETS OF DISCONTINUED
   SEGMENT, net of taxes of $0                       (318,844)           --

LOSS FROM DISCONTINUED OPERATIONS, net of
   income taxes of $0                                 (92,950)     (6,579,385)
                                                 ------------    ------------

           Net income (loss)                     $ 25,240,923    $ (9,065,965)
                                                 ============    ============

NET LOSS FROM CONTINUING OPERATIONS PER SHARE,
   Basic and diluted                             $      (0.20)   $      (0.38)

LOSS FROM DISCONTINUED OPERATIONS                        (.09)          (1.00)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT             5.90            --
                                                 ------------    ------------

NET INCOME (LOSS) PER SHARE, basic and diluted   $       5.61    $      (1.38)
                                                 ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
   Basic and diluted                                4,495,468       6,555,036
                                                 ============    ============


The accompanying notes are an integral part of these consolidated financial statements.



                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                 For the Years Ended September 30, 2001 and 2000




                                 Preferred Stock                Common Stock
                           ---------------------------   ---------------------------    Additional         Stock          Shares
                                               Par                            Par        Paid-in       Subscriptions        in
                              Shares          Value         Shares           Value       Capital        Receivable        Trust
                           ------------   ------------   ------------   ------------   ------------    ------------    ------------
Balance at
September 30, 1999                 --     $       --        6,137,184   $      6,137   $ 11,536,718    $    (10,000)   $   (227,500)

Shares issued
for services                                      --           52,787             53         18,697           --              --

Net loss                                          --             --             --             --             --              --
                           ------------   ------------   ------------   ------------   ------------    ------------    ------------

Balance at
September 30, 2000                                --        6,189,971          6,190     11,555,415        (10,000)       (227,500)

Shares issued
in exchange for
note receivable                                   --          217,391            217        149,783           --              --

Shares issued
for services                                      --          103,569            104          6,111           --              --

Shares returned from
AutoPrime (see Note 5)             --             --             --             --             --              --              --

Shares issued to
AutoPrime (see Note 5)        1,612,083        352,643           --             --             --              --              --

Write-off of
subscriptions receivable           --             --             --             --          (10,000)         10,000            --

Net income                         --             --             --             --             --              --              --
                           ------------   ------------   ------------   ------------   ------------    ------------    ------------

Balance at
September 30, 2001            1,612,083   $    352,643      6,510,931   $      6,511   $ 11,701,309    $       --      $   (227,500)
                           ============   ============   ============   ============   ============    ============    ============




The accompanying notes are an integral part of this consolidated financial statement.
                                       F-7

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                  (Continued)

                 For the Years Ended September 30, 2001 and 2000





                             Treasury      Accumulated
                              Stock          Deficit        Total
                           ------------   ------------   ------------
Balance at
September 30, 1999         $       --     $(26,353,869)  $(15,048,514)

Shares issued
for services                       --             --           18,750

Net loss                           --       (9,065,965)    (9,065
                           ------------   ------------   ------------

Balance at
September 30, 2000                 --      (35,419,834)   (24,09

Shares issued
in exchange for                    --
note receivable                                   --          150,000

Shares issued
for services                       --             --            6,215

Shares returned from
AutoPrime (see Note 5)         (399,740)          --         (399,740)

Shares issued to
AutoPrime (see Note 5)             --             --          352,643

Write-off of
subscriptions receivable           --             --             --

Net income                         --       25,240,923     25,240,923
                           ------------   ------------   ------------

Balance at
September 30, 2001         $   (399,740)  $(10,178,911)  $  1,254,312
                           ============   ============   ============




The accompanying notes are an integral part of this consolidated financial statement.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Years Ended September 30, 2001 and 2000



                                                           2001            2000
                                                      ------------    ------------
Cash Flows From Operating Activities:
Net income (loss)                                     $ 25,240,923    $ (9,065,965)
Income (loss) from discontinued operations                 (92,950)     (6,579,385)
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and amortization                          48,508          46,475
     (Loss)/gain on disposal of assets                     (11,392)            235
     Loss on impairment of assets                             --            70,518
     Gain on extinguishment of debt                    (26,535,028)           --
     Loss on sale of assets of discontinued
       segment                                            (318,844)           --
     Stock issued for services                               6,215          18,750
     Provision for doubtful accounts                          --         3,628,566
     Provision for (recovery of) recourse liability           --        (1,221,142)
     Changes in:
       Notes receivable                                  1,659,568         346,482
       Related party payables                                 --        13,679,350
       Prepaid expenses                                      7,123          18,512
       Other assets                                          1,150            (365)
       Accounts payable and accrued expenses                15,471         (90,919)
       Sales tax payable                                    78,187         222,859
                                                      ------------    ------------

   Net cash provided by continuing
     operating activities                                   98,931       1,073,971

   Net cash used in discontinued operations                (52,518)       (377,440)
                                                      ------------    ------------

   Net cash provided by operating activities                46,413         696,531

Cash flows from investing activities:
   Capital expenditures                                    (45,588)         (5,515)
   Net advances on note receivable, related party         (192,039)           --
                                                      ------------    ------------

   Net cash used in investing activities                  (237,627)         (5,515)



The accompanying notes are an integral part of these consolidated financial statements.
                                       F-9

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

                 For the Years Ended September 30, 2001 and 2000




                                                        2001         2000
                                                      ---------    ---------
Cash flows from financing activities:
   Principal payments on long-term debt               $    --      $(549,001)
   Proceeds from shareholder note payable               125,000         --
                                                      ---------    ---------

   Net cash provided by (used in) financing
     activities                                         125,000     (549,001)
                                                      ---------    ---------

Net decrease (increase)in cash and cash equivalents     (66,214)     142,015

Cash and cash equivalents, beginning of year            106,174      (35,841)
                                                      ---------    ---------

Cash and cash equivalents, end of year                $  39,960    $ 106,174
                                                      =========    =========


Supplemental disclosures of cash flow information:
   Cash paid for interest                             $  11,937    $ 440,474
                                                      =========    =========

   Cash paid for income taxes                         $    --      $    --
                                                      =========    =========


Noncash investing and financing transactions:
     During the year ended September 30, 2001 and in connection with the restructuring transaction with AutoPrime, the Company issued 1,612,083 shares of preferred stock with a fair value of $352,643 in exchange for forgiveness of debt and the assumption of liabilities of $24,269,147. The Company received notes receivable and auto inventory with a fair value of $2,218,784. The Company received, 1,817,000 shares of its common stock which were placed in treasury. These returned shares had a fair value of $399,740 at October 1, 2000. This entire transaction resulted in a gain of $26,535,028.

     Also during the year ended September 30, 2001, the Company acquired notes receivable of $314,385 in exchange for reduction in notes receivable, related party.

     In addition, during the year ended September 30, 2001, the Company issued 320,960 shares of common stock valued at $156,215 of which $6,215 was for employee compensation and $150,000 was for a note receivable.

     The Company also received a $716,190 note receivable during the year ended September 30, 2001 in connection with the disposition of its used car operations segment.

     During the year ended September 30, 2000, the Company issued common stock in exchange for $18,750 in services.



The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

                               September 30, 2001



NOTE 1. ORGANIZATION

AutoCorp Equities, Inc. (the "Company") was incorporated in Colorado on January 2, 1986 under the name Vivatae, Inc. and completed its initial public offering in May, 1986. After several name changes, in 1996 the Company changed its name to AutoCorp Equities, Inc. and began selling and financing automobiles. In December 2000, the Company discontinued its automobile selling operations and currently operates a corporate office and collection center in the Dallas, Texas area. The Company finances used cars and services notes receivable owned by a related party.

There are significant concentrations of credit risk with respect to notes receivable due to the sub-prime credit of the Company's customers and its concentration of servicing activity with one client.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

Notes Receivable
----------------

Specific valuation allowances are provided for impaired notes receivable when it becomes probable that all of the respective principal and interest payments will not be received as scheduled in the loan agreement (excluding insignificant delays or payment shortfalls). In addition to specific allowances, a general allowance may be provided for future losses based on evaluations of note portfolios and prevailing market conditions. Additions to the allowance are charged to expense.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation and amortization is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally three years for automobiles, five years for office computer equipment, and seven years for furniture and fixtures and the lesser of seven years or the lease term for leasehold improvements.

Recourse Liability
------------------

Prior to January 2001, the Company sold used automobiles using auto financing contracts. The Company then sold the contracts to a finance company, generally under a recourse agreement, whereby the Company guaranteed the repayment of the note. If the note holder defaulted, the Company was responsible for repossessing the automobile and then either paying the amount due the finance company or substituting a new loan for the one in default.

Revenue Recognition
-------------------

Revenues from automobile sales were generally recognized when possession of the automobile was effected. Service fees are based on a percentage of collections and are earned over the life of the notes. In accordance with the service contracts, service fee revenue is recognized as notes are collected. Interest income is recognized as collected rather than on the interest income method, as ultimate collection of notes receivable are uncertain.

Income Taxes
------------

The Company records its taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this method, deferred income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, including operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock Based Compensation
------------------------

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any on the date of grant, between the fair market value of the stock over the exercise price.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issued No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

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

Common equivalent shares are not included as the effect would be anti-dilutive for both periods presented.

Fair Value of Financial Instruments
-----------------------------------

The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. The notes receivable held for sale have been reduced to their estimated fair value. The Note Receivable - Other's recorded value approximates fair value based on the underlying current interest rate. The recorded balance of note payable is estimated to be the fair value since the rates specified in the notes approximate current market rates.

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

Recently Issued Accounting Standards
------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. The new standards have not impacted the Company's financial condition, results of operations, and accounting policies and procedures.

Consolidated Basis
------------------

The consolidated financial statements of the Company include the accounts of AutoCorp Equities, Inc., ("AutoCorp"), AutoCorp Financial Services ("AFS"), Circus Motors ("Circus") through December 31, 2000 and ACE Motors, Inc. ("ACE") through December 31, 2000. All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications
-----------------

Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.


NOTE 3. GOING CONCERN UNCERTAINTY

During the two years ended September 30, 2001 and 2000, the Company's operations were negatively impacted by the poor performance of its automobile sales and financing subsidiaries. As a result the Company discontinued its automobile operations effective December 31, 2000. Such performance during the year ended September 30, 2000 resulted primarily from AutoPrime's decision not to renew the Company's line of credit and to discontinue purchasing notes receivable from the Company. The Company's loss from continuing operations was $882,311 and $2,486,580 for the years ended September 30, 2001 and 2000.

Management plans to return to profitability by continuing its efforts to raise additional capital to purchase, service and sell new sub-prime notes and retain new servicing clients. In addition the Company, depending upon the amount of new capital acquired, may re-enter the used automobile segment.

It is not possible to predict the success of management's efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate to continue operations and meet its commitments.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE 4. IMPAIRMENT OF LONG-LIVED ASSETS

During the year ended September 30, 2000, after considering the Company's history of operating losses and the uncertainty of the continuation of operations, the Company evaluated the ongoing value of its long-lived assets. Based on this evaluation, the Company determined that assets with a carrying value of $250,913 were impaired according to the provisions of Statement of Financial Accounting Standards No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of") and wrote down the carrying value of these assets by $150,913 as of September 30, 2000 to their estimated fair value. No such write down was necessary during the year ended September 30, 2001.


NOTE 5. RESTRUCTURING TRANSACTION

On October 1, 2000, the Company entered into an agreement with its primary financing company, AutoPrime, Inc. ("AutoPrime"). In connection with this agreement the Company issued 1,612,083 non-cumulative 5% preferred shares with an estimated fair value of $352,643 in exchange for the extinguishment of debt and the contribution of certain assets resulting in a net gain on extinguishment of debt of $26,535,028. See Note 15 which details the individual components of debt which were forgiven. The preferred shares have a liquidation value of $14.64 per share and are convertible into common shares at any time at the option of the preferred shareholders on a one for one basis. The shares must be converted to common shares if the Company's common shares are accepted for trading on the NASDAQ National Market System or if the Company's common shares are publicly traded at a price of $14.64 per share or more.

This agreement provided for the forgiveness of debt and related assumption of liabilities of $24,269,147 by AutoPrime. In connection with the agreement, the Company also received notes and automobile inventory with an estimated fair value of $3,508,086 and the return of 1,817,000 shares of the Company's common stock with an estimated fair value of $399,740.

NOTE 6. DISCONTINUED OPERATIONS

Effective January 1, 2001 the Company sold substantially all of the assets of its used car operations to the existing management of this segment in exchange for a $716,190 note receivable. During the quarter ended September 30, 2001, the Company determined this note to be uncollectible and therefore wrote off the remainder of approximately $650,000 that had not yet been collected. The disposition took place as a result of continuing losses in that segment and the Company's inability to raise the capital required to continue the operations of the segment on a profitable basis. This disposition has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. The sale of the assets and transfer of the liabilities to the purchaser resulted in a net loss of approximately $319,000.

At January 1, 2001 (the date of the disposition) and September 30, 2000, the net current assets (liabilities) and net long-term assets (liabilities) of the discontinued segment were as follows:

                                                January 1,    September 30,
                                                    2001            2000
                                              -------------   -------------

Cash                                          $       9,060   $       5,347
Accounts receivable                                 245,636            --
Inventory                                           274,504         396,469
Other assets                                         29,387          29,536
                                              -------------   -------------

           Total current assets                     558,587         431,352

Accounts payable                                     37,105          38,006
Accrued expenses                                    147,433         182,400
Sales tax payable                                      --         1,200,000
Floor plan payable                                     --           125,450
Related party payables                                 --         6,015,249
                                              -------------   -------------

           Total current liabilities                184,538       7,561,105
                                              -------------   -------------

   Total net current assets (liabilities)
     of discontinued operations               $     374,049   $  (7,129,753)
                                              =============   =============


Property & equipment, net                     $      11,910   $      14,190

Contingent liabilities                                 --         1,623,099
                                              -------------   -------------

   Total net long-term assets (liabilities)
     of discontinued operations               $      11,910   $  (1,608,909)
                                              =============   =============

The operating results of this segment are:

                                                      Three          Twelve
                                                      months         months
                                                      ended          ended
                                                   January 1,    September 30,
                                                       2001            2000
                                                 -------------   -------------

Net revenues                                     $     361,069   $   9,790,142
Cost of revenues                                       266,429       9,494,567
                                                 -------------   -------------

Gross profit                                            94,640         295,575

Selling, administrative and other
   operating expenses                                  187,590       2,210,739
Bad debts                                                 --         4,117,916
Provision for recourse liability                          --           288,098
Loss on impairment of assets                              --            80,395
                                                 -------------   -------------

Operating loss                                          92,950       6,401,573

Interest expense                                          --           156,989
Loss on disposal of assets                                --            20,823
                                                 -------------   -------------

Net loss from discontinued operations            $      92,950   $   6,579,385
                                                 =============   =============


NOTE 7.       NOTES RECEIVABLE

Notes receivable consist of the following at September 30, 2001 and 2000:

                                                       2001            2000
                                                 -------------   -------------

Notes receivable from individuals, secured by
   by autos, interest from 24% to 27% in
   36-month terms                                $   5,620,889   $   7,746,442

Provision for doubtful accounts and discounts       (4,178,297)     (7,746,442)
                                                 -------------   -------------

                                                 $   1,442,592   $        --
                                                 =============   =============

Note receivable from third party, unsecured,
interest free through December 31, 2001;
   12% annually thereafter, due in full
   July 13, 2005                                 $     150,000   $        --
                                                 =============   =============

NOTE 8. SALES TAX PAYABLE

In the process of selling cars, sales tax is added to the financing agreements between the Company and its customers. The Company estimates, and has recorded, a sales tax liability of $78,187 and $1,200,000 for the remaining balances due on the related installment note portfolio at September 30, 2001 and 2000. The balance recorded at September 30, 2000 related to the discontinued segment. The Company currently pays sales taxes as proceeds are collected from the financing agreements.


NOTE 9. INCOME TAXES

The Company has incurred net tax losses of approximately $10,000,000 since inception. The Company has not yet filed tax returns and therefore has not determined the amount of loss which may be used to offset future taxable income.

The deferred tax asset recorded at statutory rates for the net operating losses is approximately $3,000,000 at September 30, 2001. The Company's net operating loss carryforwards expire by 2020. The Company has provided a valuation allowance for the total amount of the deferred tax asset. Since the Company has not yet developed a history of profitable operations, utilization of the loss carryforwards cannot be reasonably assured.


NOTE 10. LINES OF CREDIT

Through September 30, 2000, the Company had two lines of credit totaling $1,400,000 with AutoPrime to purchase used and repossessed cars for resale on the Company's lots. Both lines of credit were secured 100% by the Company's vehicle inventory. The line to purchase used cars was for $1,000,000 and bore interest at a rate of 14.75% per annum. The line to purchase repossessed cars was for $400,000 and bore interest at 12% per annum. The agreements expired on March 8, 2000, and no additional funding was available on the lines. At September 30, 2000, $125,450 was outstanding under the lines of credit. These lines were retired effective October 1, 2000 as part of the AutoPrime transaction discussed in Note 5.


NOTE 11. NOTE PAYABLE TO SHAREHOLDER

Effective March 1, 2001, the Company entered into a note payable with one of its shareholders to provide working capital. The note is dated March 1, 2001, totals $125,000, requires interest payments monthly at 12% and is secured by 181,159 shares of the Company's common stock. The principal is due on demand, but as of the date of these financial statements, no demand for payment has been made by the shareholder.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company leases office space, a collection center and certain equipment under noncancelable operating lease agreements which expire on various dates through June 2004. Future minimum annual payments required under the leases are as follows as of September 30, 2001:

        Years ending
        September 30,

            2002                                                  $      146,535
            2003                                                          83,194
            2004                                                          64,756
                                                                  --------------

                                                                  $      294,485
                                                                  ==============

From time to time in the ordinary course of business, the Company is involved in litigation. In the estimation of both management and legal counsel, the ultimate result of any litigation would not have a material adverse effect on the consolidated financial statements.


NOTE 13. STOCK OPTION PLAN

The Company has a non-qualified stock option plan (the "Plan") that was adopted by the Board of Directors in March 1997. The Plan, as authorized, provides for the issuance of up to 2,000,000 shares of the Company's stock. Persons eligible to participate in the Plan as recipients of stock options include full and part-time employees of the Company, as well as officers, directors, attorneys, consultants and other advisors to the Company or affiliated corporations. The Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of September 30, 2001 and 2000, there were no options outstanding and there were 917,311 options available for future issuance.


NOTE 14. SHARES HELD IN TRUST

Effective December 31, 1998, the Company created a trust account that was granted 350,000 shares of voting common stock which were recorded at $0.65 per share (approximate market price at December 31, 1998) and were to be distributed to employees of AutoPrime for services. No shares have been issued through September 30, 2001.

NOTE 15. RELATED PARTY TRANSACTIONS

During the year ended September 30, 1999, the Company issued promissory notes to AutoPrime totaling $4,935,620 to consolidate and restructure certain amounts payable to AutoPrime. These notes required monthly payments totaling $100,000, were due June 1, 2000, and bore interest at 9% per annum. These notes were not paid at September 30, 2000, and were included as part of the debt conversion transaction with AutoPrime on October 1, 2000 (see Note 5). At September 30, 2000, the balance on these notes was $3,900,657.

In the normal course if business, the Company incurred operating payables with AutoPrime totaling $10,373,650 at September 30, 2000.

During the year ended September 30, 1999, the Company tendered 6,578,485 shares of Series A preferred stock in payment of debt to AutoPrime. At September 30, 2000, this stock had not yet been accepted by AutoPrime, and accordingly, the related debt was still being carried on the September 30, 2000 balance sheet as a related party payable. This payable was relieved in accordance with the October 1, 2000 agreement (see Note 5).