Form 10QSB
period 2001-12-31
AUTOCORP EQUITIES INC
filed 2002-03-18
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

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

                                  972.231.6204
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,984,368 shares of Common Stock, $.001 par value, as of March 4, 2002.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 2001 and September 30, 2001



                                     ASSETS

                                            December 31,    September 30,
                                                  2001            2001
                                             (Unaudited)
                                            -------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents                $      54,218   $      39,960
   Notes receivable held for sale, net of
    allowances                                    813,237       1,442,592
   Other receivables                                3,291            --
                                            -------------   -------------
       Total current assets                       870,746       1,482,552

PROPERTY AND EQUIPMENT, NET                        59,290          69,386

NOTE RECEIVABLE - OTHER                           150,000         150,000

OTHER ASSETS                                        2,812           2,812
                                            -------------   -------------

       Total assets                         $   1,082,848   $   1,704,750
                                            =============   =============


The accompanying notes are an integral part of these financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    December 31, 2001 and September 30, 2001


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 December 31,     September 30,
                                                       2001             2001
                                                  (Unaudited)
                                                 -------------    -------------

CURRENT LIABILITIES:
   Notes payable to shareholder                  $     221,662    $     125,000
   Accounts payable and accrued expenses               277,135          247,251
   Sales tax payable                                     4,295           78,187
                                                 -------------    -------------

       Total current liabilities                       503,092          450,438


SHAREHOLDERS' EQUITY:
   Convertible preferred stock, no par value,
    5% non-cumulative; liquidation preference
    of $14.64 per share; 10,000,000 shares
    authorized, 1,612,083 shares issued and
    outstanding                                        352,643          352,643
   Common stock, par value $.001; 110,000,000
    shares authorized, 5,801,368 and 6,510,931
    shares issued and outstanding at December 31,
    2001 and September 30, 2001, respectively            5,801            6,511
   Additional paid-in capital                       11,501,614       11,701,309
   Accumulated deficit                             (10,880,562)     (10,178,911)
   Shares in trust                                        --           (227,500)
   Treasury stock, at cost, 1,817,000 shares          (399,740)        (399,740)
                                                 -------------    -------------
       Total shareholders' equity                      579,756        1,254,312
                                                 -------------    -------------
       Total liabilities and shareholders'
         equity                                  $   1,082,848    $   1,704,750
                                                 =============    =============

The accompanying notes are an integral part of these financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              For the Three Months Ended December 31, 2001 and 2000


                                                        2001            2000
                                                   ------------    ------------

Net revenues                                       $     76,325    $    208,747

Cost of REVENUE                                          10,624           3,140
                                                   ------------    ------------
       Gross profit                                      65,701         205,607

Selling, administrative and other
   operating expenses                                   383,029         322,083

WRITE OFF OF NOTES RECEIVABLE                           379,402            --
                                                   ------------    ------------
     Total operating expenses                           762,431         322,083
                                                   ------------    ------------
       Operating loss                                  (696,730)       (116,476)

INTEREST expense                                         (4,921)           --
                                                   ------------    ------------
LOSS BEFORE DISCONTINUED OPERATIONS AND
   EXTRAORDINARY ITEM                                  (701,651)       (116,476)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT               --        27,509,061

LOSS FROM DISCONTINUED OPERATIONS, net of
   income taxes of $0                                      --           (92,950)
                                                   ------------    ------------
       Net income (loss)                           $   (701,651)   $ 27,299,635
                                                   ============    ============

Net loss FROM CONTINUING OPERATIONS per
   share, basic and diluted                        $       (.12)   $       (.02)

LOSS FROM DISCONTINUED OPERATIONS                          --              (.01)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT               --              4.44
                                                   ------------    ------------
NET INCOME (LOSS) PER SHARE, basic and diluted     $       (.12)   $       4.41
                                                   ============    ============

Weighted average number of shares outstanding,
   basic and diluted                                  5,733,236       6,189,971
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              For the Three Months Ended December 31, 2001 and 2000


                                                             2001            2000
                                                        ------------    ------------
Cash Flows From Operating Activities:
   Net income (loss)                                    $   (701,651)   $ 27,299,635
   Loss from discontinued operations                            --           (92,950)
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Depreciation and amortization                            10,096           4,728
     Write off of notes receivable                           379,402            --
     Gain on extinguishment of debt                             --       (27,509,061)
     Compensation expense recorded for stock
       options issued                                          8,345            --
     Stock issued for services                                18,750            --
     Changes in:
       Notes receivable held for sale                        249,953         381,011
       Other receivables                                      (3,291)           --
       Prepaid expenses                                         --            (2,291)
       Other assets                                             --               170
       Accounts payable and accrued expenses                  29,884         (86,035)
       Sales tax payable                                     (73,892)           --
       Other current liabilities                                --          (160,561)
                                                        ------------    ------------
   Net cash used in continuing
    operating activities                                     (82,404)       (165,354)
   Net cash used in discontinued operations                     --           (52,518)
                                                        ------------    ------------
   Net cash used in operating
    activities                                               (82,404)       (217,872)

Cash Flows From Investing Activities:
   Purchase of property and equipment                           --           (39,951)
   Net advances on note receivable, related party               --           168,095
                                                        ------------    ------------

   Net cash provided by investing activities                    --           128,144

Cash Flows From Financing Activities:
   Principal payments on note payable to shareholder          (3,338)           --
   Proceeds from note payable to shareholder                 100,000            --
                                                        ------------    ------------
   Net cash provided by financing activities                  96,662            --
                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents          14,258         (89,728)

Cash and cash equivalents at beginning of period              39,960         106,210
                                                        ------------    ------------

Cash and cash equivalents at end of period              $     54,218    $     16,482
                                                        ============    ============


The accompanying notes are an integral part of these financial statements.



                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
              For the Three Months Ended December 31, 2001 and 2000


                                                             2001            2000
                                                        ------------    ------------

Supplemental disclosures of cash flow information:
   Cash paid for interest                               $      4,921    $       --
                                                        ============    ============

   Cash paid for income taxes                           $       --      $       --
                                                        ============    ============

Disclosures of Non-cash Transactions:
   125,000 shares of Common stock issued for services   $     18,750    $       --
                                                        ============    ============

During the three months ended December 31, 2000 and in connection with the restructuring transaction with AutoPrime, the Company issued 1,612,083 shares of Series B preferred stock with an estimated fair value of $352,643 in exchange for forgiveness of debt and assumption of liabilities of $24,269,147. The Company received notes receivable and auto inventory with an estimated fair value of $3,192,817. The Company also received 1,817,000 shares of its common stock with an estimated fair value of $399,740 which were placed in treasury. This entire transaction resulted in a net gain on extinguishment of debt of $27,509,061.


The accompanying notes are an integral part of these financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                December 31, 2001




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

These unaudited consolidated financial statements should be read in conjunction with the Company's annual report of Form 10-KSB for the year ended September 30, 2001.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continuing losses which raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 2.       GOING CONCERN UNCERTAINTY

During the year ended September 30, 2000, the Company's operations were negatively impacted by the poor performance of its automobile sales and financing subsidiaries. As a result the Company discontinued its automobile operations effective January 1, 2001. Such performance during the year ended September 30, 2000 resulted primarily from AutoPrime's decision not to renew the Company's line of credit and to discontinue purchasing notes receivable from the Company. The Company's loss from continuing operations was $882,311 for the year ended September 30, 2001. Additionally, the Company incurred a loss of $701,651 and used cash in operations of $82,404 during the first quarter of fiscal year 2002.

Management plans to return to profitability by continuing its efforts to raise additional capital to purchase, service and sell new sub-prime notes and retain new servicing clients. In addition the Company, depending upon the amount of new capital acquired, may re-enter the used automobile segment. It is not possible to predict the success of management's efforts to achieve profitability.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                December 31, 2001



The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3.       RESTRUCTURING TRANSACTION

On October 1, 2000, the Company entered into an agreement with its primary financing company, AutoPrime, Inc. ("AutoPrime"). In connection with this agreement the Company issued 1,612,083 non-cumulative 5% preferred shares with an estimated fair value of $352,643 in exchange for the extinguishment of debt and the contribution of certain assets resulting in a net gain on extinguishment of debt of $27,509,061. The preferred shares have a liquidation value of $14.64 per share and are convertible into common shares at any time at the option of the preferred shareholders on a one for one basis. The shares must be converted to common shares if the Company's common shares are accepted for trading on the NASDAQ National Market System or if the Company's common shares are publicly traded at a price of $14.64 per share or more.

This agreement provided for the forgiveness of debt and related assumption of liabilities of $24,269,147 by AutoPrime. In connection with the agreement, the Company also received notes and automobile inventory with an estimated fair value of $3,192,817 and the return of 1,817,000 shares of the Company's common stock with an estimated fair value of $399,740.

NOTE 4.       DISCONTINUED OPERATIONS

Effective January 1, 2001 the Company sold substantially all of the assets of its used car operations to the existing management of this segment in exchange for a $716,190 note receivable. During the quarter ended September 30, 2001, the Company determined this note to be uncollectible and therefore wrote off the remainder of approximately $650,000 that had not yet been collected. The disposition took place as a result of continuing losses in that segment and the Company's inability to raise the capital required to continue the operations of the segment on a profitable basis. This disposition has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. The sale of the assets and transfer of the liabilities to the purchaser resulted in a net loss of approximately $319,000 after the approximately $650,000 write off of the note receivable.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                December 31, 2001


At January 1, 2001 (the date of the disposition) the net current assets and net long-term assets of the discontinued segment were as follows:

                                                                      January 1,
                                                                         2001
                                                                      ----------
Cash                                                                  $    9,060
Accounts receivable                                                      245,636
Inventory                                                                274,504
Other assets                                                              29,387
                                                                      ----------

           Total current assets                                          558,587

Accounts payable                                                          37,105
Accrued expenses                                                         147,433
Sales tax payable                                                           --
Floor plan payable                                                          --
Related party payables                                                      --
                                                                      ----------

           Total current liabilities                                     184,538
                                                                      ----------

   Total net current assets
     of discontinued operations                                       $  374,049
                                                                      ==========

Property & equipment, net                                             $   11,910

Liabilities                                                                 --
                                                                      ----------

   Total net long-term assets
     of discontinued operations                                       $   11,910
                                                                      ==========

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                December 31, 2001



The operating results of this segment are as follows:

                                                                       Three
                                                                       months
                                                                       ended
                                                                    December 31,
                                                                          2000
                                                                    ------------
Net revenues                                                        $    361,069
Cost of revenues                                                         266,429
                                                                    ------------

Gross profit                                                              94,640

Selling, administrative and other
   operating expenses                                                    187,590
                                                                    ------------

Net loss from discontinued operations                               $     92,950
                                                                    ============

NOTE 5. NOTES RECEIVABLE HELD FOR SALE

Notes receivable held for sale consist of the following at December 31, 2001 and September 30, 2001:

                                                 December 31,     September 30,
                                                       2001             2001
                                                 -------------    -------------
Notes receivable from individuals, secured by
  autos, interest from 24% to 27% due in 24 to
  30 month terms                                 $   2,832,692    $   5,620,889
Provision for doubtful accounts and discounts       (2,019,455)      (4,178,297)
                                                 -------------    -------------
                                                 $     813,237    $   1,442,592
                                                 =============    =============

NOTE 6. NOTE PAYABLE TO SHAREHOLDER

During the three month period ended December 31, 2001 the Company issued a note payable to a shareholder in the amount of $100,000. The note is uncollateralized, bears interest at 14% and is payable in 24 semi-monthly installments of $4,465 through December 4, 2002.

NOTE 7. SHARES HELD IN TRUST

During the quarter ended December 31, 2001, the Company liquidated three trusts created under a 1998 restructuring agreement with AutoPrime which at that time was its primary creditor. The 834,563 shares remaining in the trusts were returned to the Company at par value to be re-issued in the future. The contra equity account in the amount of $227,500 previously established by the Company for one of the trusts was eliminated. The purpose of the trusts expired with the execution of the restructuring agreement with AutoPrime on October 1, 2000.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

Forward looking statements:

This Quarterly Report on Form 10-QSB may contain forward-looking statements. These forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results or those anticipated due to a number of factors such that may include, but not be limited to, projections of revenue, income or loss, estimates of capital expenditures, plans for future operations, expansion of loan servicing customer base and note acquisition functions, mergers or acquisitions, products or services, financing needs or capital acquisition plans, as well as assumptions relating to the foregoing and other risks detailed in documents files by the Company with the Securities and Exchange Commission from time to time. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statement.

The following disclosures, as well as other statements in this Report on Form 10-QSB, including those in the notes to the Company's consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

RESULTS OF OPERATIONS

Overview

During the first quarter of fiscal 2001, the Company entered into an agreement with its primary financing company, AutoPrime, Inc and an affiliate of its parent company, Pacific Financial Group. This agreement was effective October 1, 2000 and converted all of the Company's liabilities with AutoPrime into 1,612,083 share of the Company's Series B Preferred Stock. This Series B
Preferred Stock has been issued in place of the Series A Preferred Stock previously tendered to AutoPrime in the first quarter of fiscal 1999 and supercedes that transaction. The Series B Preferred Stock has no voting rights, non-cumulative dividend rights of 5% per annum, has a liquidation preference equal to $14.64 per share and may be converted to one share of common stock for each share of preferred stock at any time. Management believes that there will be no dividends paid on the Preferred Stock for the foreseeable future. In addition, the Company may elect to require the conversion of the Preferred Shares upon the occurrence of either (a) the Company's stock is accepted for trading in the NASDAQ National Marketing System or (b) the price of the Company's common stock is equal to $14.64 per share or more.

Management believes that the conversion of its debt with its primary creditor will, in the long term, enable the Company to seek the new financing and investment opportunities that will return the company to profitability. During the first quarter of fiscal 2002 the Company has employed an experienced finance executive to manage the daily operations of its finance subsidiary. The Company believes that with the experience and relationships the executive possesses, the finance subsidiary will expand its loan servicing and note acquisition functions. During the second quarter of fiscal 2002 the Company has, as a result of the executive's efforts, added local credit unions to its servicing client base and purchased and sold a loan portfolio.

During the first quarter of fiscal 2002 the Company has established a relationship with a securities firm which the Company believes will bring opportunities for investment capital from various individual investors or institutions or a possible merger candidate or candidates that may be attractive to the Company.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

Also during the first quarter of fiscal 2002 the Company obtained, but did not use, a $2,000,000 line of credit facility and loan warehousing agreement with a large finance company. This agreement will allow the Company to have funds advanced for installment notes generated through the sale of repossessed automobiles and purchase of loan portfolios from third parties. This will provide the Company working capital to continue and perhaps expand its operations.

Through the first quarter and into the second quarter of fiscal 2002, the Company serviced retail installment contracts generated by sales of used cars by the Company's former dealerships and automobiles repossessed by its finance subsidiary. In addition the Company also services loans portfolios for third parties and charges servicing fees based on collections on the portfolio. Substantially all of the Company's income for the quarter ended December 31, 2001 is derived from service fees on the serviced loan portfolios and interest income on notes acquired in the AutoPrime transaction previously described in this report.

General Discussion

Revenues from interest income and servicing retail installment contracts in this year's first quarter were $76,325, compared to $208,747 for the same quarter of the prior year. The decrease in revenue over the prior year is primarily attributable to a decrease in the size of the loan portfolios serviced for third parties and a decrease in the number of performing notes held in the Company's portfolio.

Gross profit for the three-month period ended December 31, 2001 was approximately $65,701. Gross profit as a percentage of sales was 86.1%. For the comparable three-month period of the prior year, this figure was 98.5%. The lower margins during the current fiscal quarter year were caused primarily by the increased number of repossessions and related costs during the current quarter versus the prior years quarter.

Selling, administrative and other operating expenses increased only slightly from $322,083 for the three months ended December, 2000 to $383,029 for the three months ended December 31, 2001. These expenses should remain relatively stable in the early quarters of fiscal 2002 but may, however, increase as the Company increases its servicing portfolios and loan acquisition and sale operations.

Write offs from notes receivable for the first quarter of 2002 were $379,402 compared to none for the comparable period in the prior year. A majority of the Company's notes receivable were acquired at the beginning of the first quarter 2001. The write offs during the current quarter were caused by the Company's ongoing evaluation of the carrying value of the notes receivable.

During the three months ended December 31, 2000 and in connection with the restructuring transaction with AutoPrime, the Company issued 1,612,083 shares of Series B preferred stock with an estimated fair value of $352,643 in exchange for forgiveness of debt and assumption of liabilities of $24,269,147. The Company received notes receivable and auto inventory with an estimated fair value of $3,192,817. The Company also received 1,817,000 shares of its common stock with an estimated fair value of $399,740 which were placed in treasury. This entire transaction resulted in a net gain on extinguishment of debt of $27,509,061.

Effective January 1, 2001 the Company sold substantially all of the assets of its used car operations to the existing management of this segment in exchange for a note receivable. The disposition of this segment took place as a result of continuing losses in that segment and the Company's inability to raise the capital required to continue the operations of the segment on a profitable basis. The disposition of the segment resulted in a net loss of approximately $319,000.

LIQUIDITY

As a result of the Company's need to generate cash flow and improve overall liquidity, the Company completed the transaction with AutoPrime to exchange substantially all of its liabilities other than trade accounts payable and accrued expenses for Preferred Stock. In contemplating the transaction, a thorough review of the Company's business model was performed. The conclusion was that the Company's business model with AutoPrime was unable to generate sufficient cash flow to support the ongoing viability of the Company.

As a result of the completion of the exchange with AutoPrime, management believes there will be opportunities to acquire capital from alternate sources and proceed to implement its current plan of acquiring and selling note portfolios and increasing servicing fee income by offering collection services to third parties.

In addition, Board of Directors continues to consider additional possibilities for growth through possible mergers or acquisitions with entities with common business lines.

Given the Company's history of operating losses, there is no assurance that the Company will be able to acquire a new line of credit through traditional sources. The Company has obtained a $100,000 note payable from a shareholder in the first quarter of 2002. In addition the Company has raised $185,000 during the second quarter of 2002 from a shareholder to be used for the acquisition of note portfolios to be held for sale.

The Company's revenues declined during the quarter ended December 31, 2001 but are expected to increase in the second quarter as a result of the acquisition of new servicing customers and the sale of a purchased loan portfolio. Revenues are expected to continue to rise with continuing expansion of the Company's customer base and loan portfolios acquired for resale.

Through September 30, 2000 the Company has been in a negative monthly cash flow situation and has had a negative working capital position since June 1998. At December 31, 2001, the Company had positive working capital approximately of approximately $368,000, as compared to positive working capital of approximately $1,032,000 at September 30, 2001. The approximate $664,000 difference is attributable to the reduction in the overall size of the note portfolio through normal collections on the portfolio, the write off of certain notes and sales of notes held in the portfolio during the first quarter.

The Company continues to investigate alternatives for revenue and working capital growth through increasing the size of the servicing client base, purchase and sales of loan portfolios and possible mergers or acquisitions. Possible re-entry into used automobile sales is being considered as well.

Cash from continuing operations during the quarter ended December 31, 2001 decreased to $82,404 from $165,354 during the prior year's first quarter. This reflects the overall reduction in the size of the Company's loan portfolio from the prior year. Cash flows from investing activities were -0- for the current quarter and $128,144 for the prior year. The decrease is a result of the expiration of an credit agreement with AutoPrime during the second quarter of 2001 and no investment by the Company in property and equipment during the current quarter. Cash flows from financing activities increased from -0- to $96,662 as a result of the net change in notes obtained from a shareholder.

There is no assurance that the Company will be able to continue to meet its operating capital need without the acquisition of additional capital. The Company is investigating sources of additional capital to implement its current business plan. There is no assurance the Company will be able to obtain additional capital, or obtain it on terms favorable to the Company.

PART II  OTHER INFORMATION:

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults on Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
             None



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AutoCorp Equities, Inc.
                                      Registrant


Date: March 18, 2002             By:   /s/  Jerry Hamilton
                                     ------------------------
                                      Jerry Hamilton
                                      Chief Financial Officer