Form 10QSB
period 2002-03-31
AUTOCORP EQUITIES INC
filed 2002-05-13
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,814,368 shares of Common Stock, $.001 par value, as of April 26, 2002.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and September 30, 2001




                                     ASSETS

                                                      March 31,    September 30,
                                                         2002            2001
                                                    (Unaudited)
                                                   -------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents                       $     408,335   $      39,960
   Notes receivable held for sale, net of
    allowances (Note 5)                                  591,008       1,442,592
   Automobile inventory                                   48,060            --
   Other current assets                                    3,291            --
                                                   -------------   -------------
       Total current assets                            1,050,694       1,482,552

PROPERTY AND EQUIPMENT, NET                               48,886          69,386

NOTE RECEIVABLE - OTHER                                  150,000         150,000

OTHER ASSETS                                              40,500           2,812
                                                   -------------   -------------

       Total assets                                $   1,290,080   $   1,704,750
                                                   =============   =============


   The accompanying notes are an integral part of these financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     March 31, 2002 and September 30, 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   March 31,      September 30,
                                                       2002             2001
                                                  (Unaudited)
                                                 -------------    -------------

CURRENT LIABILITIES:
 Notes payable to shareholder                    $     188,710    $     125,000
 Line of credit                                         53,112             --
 Accounts payable and accrued expenses                 229,327          247,251
 Servicing collections payable                         170,195             --
 Sales tax payable                                      28,061           78,187
                                                 -------------    -------------

       Total current liabilities                       669,405          450,438

NOTE PAYABLE TO SHAREHOLDER                            200,000             --


SHAREHOLDERS' EQUITY:
   Convertible preferred stock, no par value,
    5% non-cumulative; liquidation preference
    of $14.64 per share; 10,000,000 shares
    authorized, 1,612,083 shares issued and
    outstanding                                        352,643          352,643
   Common stock, par value $.001; 110,000,000
    shares authorized, 6,631,368 and 6,510,931
    shares issued at March 31, 2002 and
    September 30, 2001, respectively                     6,631            6,511
   Additional paid-in capital                       11,542,285       11,701,309
   Accumulated deficit                             (11,081,144)     (10,178,911)
   Shares in trust                                        --           (227,500)
   Treasury stock, at cost, 1,817,000 shares          (399,740)        (399,740)
                                                 -------------    -------------
       Total shareholders' equity                      420,675        1,254,312
                                                 -------------    -------------
       Total liabilities and shareholders'
         equity                                  $   1,290,080    $   1,704,750
                                                 =============    =============

   The accompanying notes are an integral part of these financial statements.


                                               AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)
                                           For the Six Months Ended March 31, 2002 and 2001


                                             Three Months Ended              Six Months Ended
                                                  March 31,                       March 31,
                                             2002            2001            2002            2001
                                        ------------    ------------    ------------    ------------
Net revenues                            $    603,034    $    243,935    $    679,359    $    452,816

Cost of REVENUE                              125,192          21,159         135,816          24,436
                                        ------------    ------------    ------------    ------------
       Gross profit                          477,842         222,776         543,543         428,380

Selling, administrative and other
   operating expenses                        367,625         514,223         750,654         836,305
                                        ------------    ------------    ------------    ------------
   Income (loss) Before write off of
   Notes Receivable                          110,217        (291,447)       (207,111)       (407,925)

WRITE OFF OF NOTES RECEIVABLE                301,704            --           681,106            --
                                        ------------    ------------    ------------    ------------

       Operating income (loss)              (191,487)       (291,447)       (888,217)       (407,925)

INTEREST expense                               9,094            --            14,015            --
                                        ------------    ------------    ------------    ------------
LOSS BEFORE DISCONTINUED OPERATIONS
    AND EXTRAORDINARY ITEM                  (200,581)       (291,447)       (902,232)       (407,925)

GAIN ON SALE OF ASSETS OF DISONTINUED
   SEMENT (net of income taxes of $0)           --           330,231            --           330,231

EXTRAORDINARY GAIN ON EXTINGUISHMENT
   OF DEBT                                      --              --              --        27,424,590

LOSS FROM DISCONTINUED OPERATIONS,
   net of income taxes of $0                    --              --              --           (92,950)
                                        ------------    ------------    ------------    ------------

Net income (loss)                       $   (200,581)   $     38,784    $   (902,232)   $ 27,253,946
                                        ============    ============    ============    ============

Net loss FROM CONTINUING OPERATIONS
   PER share, basic and diluted         $       (.05)   $       (.04)   $       (.23)           (.07)

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS                                    --               .05            --               .04

EXTRAORDINARY GAIN ON EXTINGUISHMENT
  OF DEBT                                       --              --              --              4.43
                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS) PER SHARE,
  basic and diluted                     $       (.05)   $        .01    $       (.23)   $       4.40
                                        ============    ============    ============    ============

Weighted average number of shares
 outstanding, basic and diluted            4,021,257       6,189,971       3,967,674       6,189,971
                                        ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                For the Six Months Ended March 31, 2002 and 2001



                                                            2002            2001
                                                       ------------    ------------
Cash Flows From Operating Activities:
   Net income (loss)                                   $   (902,232)   $ 27,253,946
   Loss from discontinued operations                           --          (237,281)
   Adjustments to reconcile net income (loss) to net
    Cash provided by (used in)operating activities:
    Depreciation and amortization                            20,500          25,448
    Gain on extinguishment of debt                             --       (27,424,590)
    Compensation expense recorded for stock
    options issued                                            8,345
    Stock issued for services                                60,271            --
   Write off of contracts receivable                        681,106            --
   Changes in:
   Automobile inventory                                     (48,060)           --
    Notes receivable held for sale                          170,457          78,088
    Other current assets                                     (3,291)         (1,641)
    Prepaid expenses                                           --            11,397
    Other assets                                            (37,688)          1,150
    Accounts payable and accrued expenses                   (17,924)        (73,587)
    Sales tax payable                                       (50,126)         40,180
    Servicing collections payable                           170,195            --
    Other current liabilities                                  --           (43,798)
                                                       ------------    ------------
   Net cash provided by (used in) in continuing
    operating activities                                     51,553        (370,688)
   Net cash used in discontinued operations                    --           (52,518)
                                                       ------------    ------------
   Net cash provided by (used in) operating
    activities                                               51,553        (423,206)

Cash Flows From Investing Activities:
   Purchase of property and equipment                          --           (43,527)
   Payments on note receivable, related party                  --           252,131
                                                       ------------    ------------

   Net cash provided by investing activities                   --           208,604

Cash Flows From Financing Activities:
   Principal payments on note payable to shareholder        (36,290)           --
   Proceeds from note payable to shareholder                300,000         125,000
  Net advances on line of credit                             53,112            --
                                                       ------------    ------------
   Net cash provided by financing activities                316,822         125,000
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents        368,375         (89,602)

Cash and cash equivalents at beginning of period             39,960         106,260
                                                       ------------    ------------

Cash and cash equivalents at end of period             $    408,335    $     16,658
                                                       ============    ============


   The accompanying notes are an integral part of these financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                For the Six Months Ended March 31, 2002 and 2001

                                                          2001          2000
                                                     ------------   -----------

Supplemental disclosures of cash flow information:
   Cash paid for interest                            $     14,015   $      --
                                                     ============   ===========

   Cash paid for income taxes                        $       --     $      --
                                                     ============   ===========


During the six months ended March 31, 2001 and in connection with the restructuring transaction with AutoPrime, the Company issued 1,612,083 shares of Series B preferred stock with an estimated fair value of $352,643 in exchange for forgiveness of debt and assumption of liabilities of $24,269,147. The Company received contracts receivable and auto inventory with an estimated fair value of $3,108,346. The Company also received 1,817,000 shares of its common stock with an estimated fair value of $399,740 which were placed in treasury. This entire transaction resulted in a net gain on extinguishment of debt of $27,424,590.


   The accompanying notes are an integral part of these financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                 March 31, 2002




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

The results of operations for the respective six month periods are not necessarily indicative of the results to be expected for a full year of operations.

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


NOTE 2. GOING CONCERN UNCERTAINTY

During the year ended September 30, 2000, the Company's operations were negatively impacted by the poor performance of its automobile sales and financing subsidiaries. As a result the Company discontinued its automobile operations effective January 1, 2001. Such performance during the year ended September 30, 2000 resulted primarily from AutoPrime's decision not to renew the Company's line of credit and to discontinue purchasing notes receivable from the Company. The Company's loss from continuing operations was $882,311 for the year ended September 30, 2001. Additionally, the Company incurred a loss of $902,232 during the first six months of fiscal year 2002.

Management plans to achieve profitability by continuing its efforts to raise additional capital to purchase, service and sell new sub-prime contracts and retain new servicing clients to increase revenue. In addition the Company has re-entered the used automobile segment on a limited basis through its financial services subsidiary. It is not possible to predict the success of management's efforts to maintain this profitability.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                 March 31, 2002

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3. RESTRUCTURING TRANSACTION

On October 1, 2000, the Company entered into an agreement with its primary financing company, AutoPrime, Inc. ("AutoPrime"). In connection with this agreement the Company issued 1,612,083 non-cumulative 5% preferred shares with an estimated fair value of $352,643 in exchange for the extinguishment of debt and the contribution of certain assets resulting in a net gain on extinguishment of debt of $27,424,590. The preferred shares have a liquidation value of $14.64 per share and are convertible into common shares at any time at the option of the preferred shareholders on a one for one basis. The shares must be converted to common shares if the Company's common shares are accepted for trading on the NASDAQ National Market System or if the Company's common shares are publicly traded at a price of $14.64 per share or more.

This agreement provided for the forgiveness of debt and related assumption of liabilities of $24,269,147 by AutoPrime. In connection with the agreement, the Company also received installment contracts and automobile inventory with an estimated fair value of $3,108,346 and the return of 1,817,000 shares of the Company's common stock with an estimated fair value of $399,740.

NOTE 4. DISCONTINUED OPERATIONS

Effective January 1, 2001 the Company sold substantially all of the assets of its used car operations to the existing management of this segment in exchange for a $716,190 note receivable. During the quarter ended September 30, 2001, the Company determined this note to be uncollectible and therefore wrote off the remainder of approximately $650,000 that had not yet been collected. The disposition took place as a result of continuing losses in that segment and the Company's inability to raise the capital required to continue the operations of the segment on a profitable basis. This disposition has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. The sale of the assets and transfer of the liabilities to the purchaser resulted in a net loss of approximately $319,000 including the approximately $650,000 write off of the note receivable.

At January 1, 2001 (the date of the disposition) the net current assets and net long-term assets of the discontinued segment were as follows:

                                                                     January 1,
                                                                         2001
                                                                    ------------

Cash                                                                $      9,060
Accounts receivable                                                      245,636
Inventory                                                                274,504
Other assets                                                              29,387
                                                                    ------------

           Total current assets                                          558,587

Accounts payable                                                          37,105
Accrued expenses                                                         147,433
Sales tax payable                                                           --

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                 March 31, 2002


Floor plan payable                                                          --
Related party payables                                                      --
                                                                    ------------

           Total current liabilities                                     184,538
                                                                    ------------

   Total net current assets
     of discontinued operations                                     $    374,049
                                                                    ============

Property & equipment, net                                           $     11,910

Liabilities                                                                 --
                                                                    ------------

   Total net long-term assets
     of discontinued operations                                     $     11,910
                                                                    ============

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
                                                                    ============

NOTE 5. NOTES RECEIVABLE HELD FOR SALE

Notes receivable held for sale consist of the following at March 31, 2002 and September 30, 2001:

                                                   March 31,      September 30,
                                                       2001             2001
                                                 -------------    -------------
Notes receivable from individuals, secured by
  autos, interest from 24% to 27% due in 24 to
  30 month terms                                 $   3,125,169    $   5,620,889
Provision for doubtful accounts and discounts       (2,569,258)      (4,178,297)
                                                 -------------    -------------
                                                 $     555,911    $   1,442,592
                                                 =============    =============

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                 March 31, 2002


NOTE 6. NOTE PAYABLE TO SHAREHOLDER

During the six month period ended March 31, 2002 the Company issued notes payable to a shareholder in the amount of $300,000. The notes are uncollateralized, bear interest at 12% to 14%, $100,000 of which is payable in 24 semi-monthly installments of $4,465 through December 4, 2002, and $200,000 payable interest only until maturity in October 2003.

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

NOTE 8. LINE OF CREDIT

During the second quarter of 2002 the Company entered into a line of credit agreement with a finance company not to exceed $2,000,000 which expires December 31, 2002. Advances under the line are collateralized by installment contracts executed by the Company for sales of used automobiles. The line bears interest at the same rates as the underlying contracts which vary between 18% and 24% and is repaid from proceeds of the sale of the underlying contracts. At March 31, 2002 $53,112 had been advanced to the Company under the agreement.

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

RESULTS OF OPERATIONS

Overview

During the first six months of fiscal 2001, the Company entered into an agreement with its primary financing company, AutoPrime, Inc and an affiliate of its parent company, Pacific Financial Group. This agreement was effective October 1, 2000 and converted all of the Company's liabilities with AutoPrime into 1,612,083 share of the Company's Series B Preferred Stock. This Series B Preferred Stock has been issued in place of the Series A Preferred Stock previously tendered to AutoPrime in the first quarter of fiscal 1999 and supercedes that transaction. The Series B Preferred Stock has no voting rights, non-cumulative dividend rights of 5% per annum, has a liquidation preference equal to $14.64 per share and may be converted to one share of common stock for each share of preferred stock at any time. Management believes that there will be no dividends paid on the Preferred Stock for the foreseeable future. In addition, the Company may elect to require the conversion of the Preferred Shares upon the occurrence of either (a) the Company's stock is accepted for trading in the NASDAQ National Marketing System or (b) the price of the Company's common stock is equal to $14.64 per share or more.

Management believes that the conversion of its debt with its primary creditor will, in the long term, enable the Company to seek the new financing and investment opportunities that will allow the Company to become profitable. During the first quarter of fiscal 2002 the Company employed a finance executive with over thirty years finance industry experience to manage the daily operations of its finance subsidiary. The Company believes that with the experience and relationships the executive possesses, the finance subsidiary will expand its loan servicing and note acquisition functions. During the second quarter of fiscal 2002 the Company has, as a result of the executive's efforts, added local credit unions to its servicing client base and purchased and sold a loan portfolio.

During the first quarter of fiscal 2002 the Company established a relationship with a securities firm which the Company believes will bring opportunities for investment capital from various individual investors or institutions or a possible merger candidate or candidates that may be attractive to the Company. Management is aggressively pursuing this opportunity and will continue to aggressively pursue any opportunities of this nature as they may arise in the future.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES


Also during the first six months fiscal 2002 the Company obtained a $2,000,000 line of credit facility and loan warehousing agreement with a large finance company. This agreement will allow the Company to have funds advanced for installment contracts generated through the sale of automobiles and provide funds for the purchase of loan portfolios from third parties. This has provided the Company working capital to continue and perhaps expand its operations.

Through the first quarter and into the second quarter of fiscal 2002, the Company serviced retail installment contracts generated by sales of used cars by the Company's former dealerships and automobiles repossessed by its finance subsidiary. In addition the Company also services loans portfolios for credit unions and individual investor loan pools and charges servicing fees based on collections on the portfolios. Management is actively seeking to expand its loan portfolio under management by its finance subsidiary.

During the second quarter the Company re-entered the used automobile segment though its finance subsidiary and has opened two retail used auto facilities in the Dallas, Texas metropolitan area. The Company expects to market its repossessed automobiles, late model used autos obtained from wholesale dealers, and autos held on a consignment basis from its servicing clients and others through these retail facilities. Installment contracts notes generated from these sales will used as a basis for advances on its credit facility mentioned above.

During the second quarter of fiscal 2002, the Company generated sufficient cash flows from operations and from shareholder financing to purchase and sell loan portfolios to third parties, particularly credit unions. The Company has been successful in this segment as a result of the relationships established by the president of its finance subsidiary whom the Company hired during the first quarter of fiscal 2002. The Company plans to aggressively pursue this segment and completed two contract sales transactions with credit unions during the first month of the third quarter of fiscal year 2002.

Prior to the second quarter of fiscal 2002 substantially all of the Company's income was derived from service fees on the loan portfolios under management and interest income on contracts acquired in the AutoPrime transaction previously described in this report. As of the end of the second quarter, the Company has income from servicing fees, interest income on contracts acquired from AutoPrime and installment contracts generated from the sales of used automobiles, sales of used automobiles and income from the gain on sale of note portfolios.

General Discussion

Revenues from interest income and servicing retail installment contracts for the three months ended March 31, 2002 were $64,879, compared to $243,935 for the same period of the prior year. The decrease in revenue over the prior year is primarily attributable to a decrease in the size of the loan portfolios serviced for third parties, marginal growth in the number of performing contracts held in the Company's portfolio and a change in the fee structure for servicing fees. Revenues from automobile sales for the three months ended March 31, 2002 were $434,515 compared to -0- in the same period of the prior year and net revenues from the sale of installment contracts were $103,639 for the three months ended March 31, 2002 compared to -0- for the same quarter of the prior year. The increases are due to the Company's re-entry into the automobile and contract sale segments during the second fiscal quarter.

Revenues for the six month period ended March 31, 2002 was $679,359 compared to $452,816 for the comparable period in the prior year. The increase over the

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES


prior year's period is a result of the Company's re-entry into the automobile and portfolio sales segments during the second fiscal quarter as previously discussed.

Gross profit for the three month period ended March 31, 2002 was approximately $477,842 compared to $222,776 for the comparable period of the prior year. Gross profit as a percentage of sales was 79.2% for the three months ended March 31, 2002 compared to 91.3% for the comparable period of the prior year. The lower margins during the current fiscal quarter year were caused primarily by the change in the Company's revenue mix versus the prior years three month period. In the prior fiscal year the Company's revenue mix for the three month period ended March 31, 2002 consisted of servicing and interest income whereas during the current three month period the Company added automobile sales revenue and revenue from the sales of contract portfolios, both of which have higher selling costs than servicing and interest income.

Gross profit for the six month period ended March 31, 2002 was $543,543 compared to $428,380 for the comparable period in the prior year. Gross profit as a percentage of sales for the six months ended March 31, 2002 was 80.0% compared to 94.6% for the comparable period in the prior year. The decrease in the margins is attributable to the items mentioned above.

Selling, administrative and other operating expenses decreased significantly from $514,223 for the three months ended March 31, 2001 to $367,625 for the three months ended March 31, 2002. The decrease over the prior year's period is a result of the Company's concerted effort to control administrative costs while transitioning into an expanding level of operations. These expenses will begin to increase in future quarters as its automobile and portfolio sales segments expand in future quarters.

For the six months ended March 31, 2002 selling, general and other operating expenses were $750,654 compared to $836,305 for the same period in the prior year. Although these expenses have decreased slightly from the prior year's six month period, increases can be expected in future quarters as the Company's operations expand.

Write offs of contracts receivable for the first two quarters of 2002 were $681,107 compared to none for the comparable period in the prior year. The write offs during the current quarter were $301,705 compared to $379,402 for the first quarter of fiscal 2002. The increase over the prior year is a result of the deterioration of its contracts receivable acquired from AutoPrime during the first fiscal quarter of fiscal 2001. The Company believes that its write off in future quarters will decline as a result of the addition of higher quality contracts to the portfolio and its effort to maintain the quality of new contracts added during the current fiscal quarter and the addition of higher quality contracts in future quarters.

During the six months ended March 31, 2001 and in connection with the restructuring transaction with AutoPrime, the Company issued 1,612,083 shares of Series B preferred stock with an estimated fair value of $352,643 in exchange for forgiveness of debt and assumption of liabilities of $24,269,147. The Company received contracts receivable and auto inventory with an estimated fair value of $3,108,346. The Company also received 1,817,000 shares of its common stock with an estimated fair value of $399,740 which were placed in treasury. This entire transaction resulted in a net gain on extinguishment of debt of $27,424,590.

Effective January 1, 2001 the Company sold substantially all of the assets of its used car operations to the existing management of this segment in exchange for a note receivable. The disposition of this segment took place as a result of continuing losses in that segment and the Company's inability to raise the capital required to continue the operations of the segment on a profitable basis. The disposition of the segment resulted in a net gain of approximately $330,000. The Company re-entered the used car segment as described the Overview section above.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES


LIQUIDITY

As a result of the Company's need to generate cash flow and improve overall liquidity, the Company completed the transaction with AutoPrime effective October 1, 2000 to exchange substantially all of its liabilities other than trade accounts payable and accrued expenses for Preferred Stock. In contemplating the transaction, a thorough review of the Company's business model was performed. The conclusion was that the Company's business model with AutoPrime was unable to generate sufficient cash flow to support the ongoing viability of the Company.

As a result of the completion of the exchange with AutoPrime, management believes there has been opportunities to acquire capital from alternate sources and proceed to implement its current plan of acquiring and selling note portfolios, increasing servicing fee income by offering collection services to third parties and sales of used automobiles.

In  addition,   the  Board  of  Directors   continues  to  consider   additional
possibilities for growth through possible mergers or acquisitions with entities with common business lines.

Given the Company's history of operating losses, there is no assurance that the Company will be able to obtain necessary financing through traditional sources. However, the Company has obtained a $100,000 note payable from a shareholder in the first quarter of 2002, and a $200,000 note payable during the second quarter of 2002 from a shareholder to be used for the acquisition of loan portfolios to be held for sale and obtained a $2,000,000 line of credit facility and warehousing agreement with a large finance company.

The Company's revenues increased during the six months ended March 31, 2002 and are expected to increase in the third quarter as a result of the acquisition of new servicing customers, increased sales of purchased loan portfolios and sales of used automobiles.

Through September 30, 2000 the Company had been in a negative monthly cash flow situation and has had a negative working capital position since June 1998. At March 31, 2002, the Company had positive working capital of approximately $381,000, as compared to positive working capital of approximately $1,032,000 at September 30, 2001. The approximate $651,000 difference is attributable to the reduction in the overall size of the note portfolio through normal collections on the portfolio, the write off of certain contracts and sales of contracts held in the portfolio during the first two quarters of fiscal year 2002.

Also during the first six months fiscal 2002 the Company obtained a $2,000,000 line of credit facility and loan warehousing agreement with a large finance company. This agreement will allow the Company to have funds advanced for installment contracts generated through the sale of automobiles and provide funds for the purchase of loan portfolios from third parties. This has provided the Company working capital to continue and perhaps expand its operations.

The Company continues to investigate alternatives for revenue and working capital growth through increasing the size of the servicing client base, purchase and sales of loan portfolios, possible mergers or acquisitions and re-entry into used automobile sales segment.

Cash flow from continuing operations during the six months ended March 31, 2002 increased to $51,553 from a negative $370,688 during the prior year's comparable period. The current period cash flows result primarily from the net loss of $937,329 less write offs of contracts receivable of $716,203, a decrease of notes receivable held for sale of $170,457 and the increase in servicing collections payable of $170,195. Cash flows used in continuing operations during

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES


the six months ended March 31, 2001 were $370,668 and resulted primarily from net income of $27,253,946 less a gain of $27,424,590 on extinguishment of debt owed AutoPrime, a loss of $237,281 as a result of discontinuing the operations of the automobile segment, decreases in accounts payable and other liabilities and cash flows used in the discontinued segment during the six month period. Cash flows from investing activities were -0- for the current quarter and $208,604 for the prior year. The decrease is a result of the expiration of a credit agreement with AutoPrime during the second quarter of 2001 and no investment by the Company in property and equipment during the current period and $43,527 in the prior period. Cash flows from financing activities increased from $125,000 to $316,822 as a result of the net change in notes payable of $263,710 obtained from a shareholder and advances on its line of credit facility of $53,112.

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

                                     AutoCorp Equities, Inc.
                                     Registrant


Date: May 9, 2002             By:     /s/ Jerry Hamilton
                                     -----------------------
                                     Jerry Hamilton
                                     Chief Financial Officer