Form 10QSB
period 2002-06-30
AUTOCORP EQUITIES INC
filed 2002-08-12
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 2002

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

                           1701 Legacy Dr., Suite 2200
                               Frisco, Texas 75034
                    (Address of principal executive offices)

                                  214.618.6400
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,074,368 shares of Common Stock, $.001 par value, as of June 30, 2002.

   Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                 ---    ---

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 2002 and September 30, 2001


                                     ASSETS
                                                      June 30,     September 30,
                                                        2002            2001
                                                    (Unaudited)
                                                   -------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents                       $     133,194   $      39,960
   Notes receivable held for sale, net of
    allowances (Note 5)                                  690,793       1,442,592
   Automobile inventory                                   39,950            --
                                                   -------------   -------------
       Total current assets                              863,937       1,482,552

PROPERTY AND EQUIPMENT, NET                               21,186          69,386

NOTE RECEIVABLE - OTHER                                  150,000         150,000

OTHER ASSETS                                              42,583           2,812
                                                   -------------   -------------

       Total assets                                $   1,077,706   $   1,704,750
                                                   =============   =============


  The accompanying notes are an intergral part of these financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      June 30, 2002 and September 30, 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   June 30,       September 30,
                                                     2002              2001
                                                  (Unaudited)
                                                 -------------    -------------
CURRENT LIABILITIES:
 Notes payable to shareholder                    $     172,433    $     125,000
 Line of credit                                         76,134             --
 Accounts payable and accrued expenses                 149,110          247,251
 Servicing collections payable                         104,382             --
 Sales tax payable                                      23,048           78,187
                                                 -------------    -------------

       Total current liabilities                       525,107          450,438

NOTE PAYABLE TO SHAREHOLDER                            200,000             --


SHAREHOLDERS' EQUITY:
   Convertible preferred stock, no par value,
    5% non-cumulative; liquidation preference
    of $14.64 per share; 10,000,000 shares
    authorized, 1,612,083 shares issued and
    outstanding                                        352,643          352,643
   Common stock, par value $.001; 110,000,000
    shares authorized, 7,891,368 and 6,510,931
    shares issued at March 31, 2002 and
    September 30, 2001, respectively                     7,891            6,511
    Additional paid-in capital                      11,598,025       11,701,309
  Accumulated deficit                              (11,206,220)     (10,178,911)
   Shares in trust                                        --           (227,500)
   Treasury stock, at cost, 1,817,000 shares          (399,740)        (399,740)
                                                 -------------    -------------
       Total shareholders' equity                      352,599        1,254,312
                                                 -------------    -------------
       Total liabilities and shareholders'
         equity                                  $   1,077,706    $   1,704,750
                                                 =============    =============




  The accompanying notes are an intergral part of these financial statements.



                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                For the Nine Months Ended June 30, 2002 and 2001


                                           Three Months Ended               Nine Months Ended
                                                  June 30,                        June 30,
                                            2002            2001            2002            2001
                                        ------------    ------------    ------------    ------------

Net revenues                            $    984,800    $    170,952    $  1,664,159    $    623,768

Cost of revenue                              494,057          26,425         629,872          50,861
                                        ------------    ------------    ------------    ------------
       Gross profit                          490,743         144,527       1,034,286         572,907

Selling, administrative and other
 operating expenses                          509,111         311,200       1,259,765       1,147,505

Write off of notes receivable                 81,809            --           762,915            --
                                        ------------    ------------    ------------    ------------

       Operating (loss)                     (100,177)       (166,673)       (988,393)       (574,598)

Interest expense                             (24,900)         (3,750)        (38,916)         (3,750)
                                        ------------    ------------    ------------    ------------
Loss before discontinued operations
    and extraordinary item              $   (125,077)   $   (170,423)   $ (1,027,309)   $   (578,348)

Gain on sale of assets discontinued
   sement (net of income taxes of $0)           --              --              --           330,231

Extraordinary gain on extinguishment
   of debt                                      --           399,740            --        27,824,330

Loss from discontinued operations,
   (net of income taxes of $0)                  --              --              --           (92,950)
                                        ------------    ------------    ------------    ------------

Net income (loss)                           (125,077)        229,317      (1,027,309)     27,483,263
                                        ============    ============    ============    ============

Net loss from continuing operations
   per share, basic and diluted         $       (.02)   $       (.03)   $       (.22)           (.10)

Income from discontinued
  operations                                    --              --              --               .04

Extraordinary gain on extinguishment
  of debt                                       --               .07            --              4.69
                                        ------------    ------------    ------------    ------------
Net income (loss) per share,
  basic and diluted                     $       (.02)   $        .04    $       (.22)   $       4.63
                                        ============    ============    ============    ============

Weighted average number of shares
 outstanding, basic and diluted            5,948,654       5,415,963       4,631,180       5,931,968
                                        ============    ============    ============    ============


  The accompanying notes are an intergral part of these financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                For the Nine Months Ended June 30, 2002 and 2001




                                                            2002            2001
                                                       ------------    ------------
Cash Flows From Operating Activities:
   Net income (loss)                                   $ (1,027,309)   $ 27,483,263
   Loss from discontinued operations                           --          (237,281)
   Adjustments to reconcile net income (loss) to net
    Cash provided by (used in)operating activities:
    Depreciation and amortization                            31,584          36,381
    Gain on extinguishment of debt                             --       (27,824,330)
    Compensation expense recorded for stock
    options issued                                            8,345            --
    Stock issued for services                               117,251            --
    Write off of notes receivable                           762,915            --
    Loss on disposal of fixed assets                         26,775            --
   Changes in:
    Automobile inventory                                    (39,950)           --
    Notes receivable held for sale                          (11,116)        635,287
    Prepaid expenses                                           --             7,123
    Other assets                                            (40,603)          1,150
    Accounts payable and accrued expenses                   (98,141)        (84,170)
    Sales tax payable                                       (55,139)         67,120
    Servicing collections payable                           104,382            --
    Other current liabilities                                  --            10,640
                                                       ------------    ------------
   Net cash provided by (used in) in continuing
    operating activities                                   (221,006)         95,183
   Net cash used in discontinued operations                    --           (52,518)
                                                       ------------    ------------
   Net cash provided by (used in) operating
    activities                                             (221,006)         42,665

Cash Flows From Investing Activities:
   Purchase of property and equipment                        (9,327)        (45,588)
   Net advances on note receivable, related party              --          (192,039)
                                                       ------------    ------------

   Net cash used in investing activities                     (9,327)       (237,627)

Cash Flows From Financing Activities:
   Principal payments on note payable to shareholder        (52,567)           --
   Proceeds from note payable to shareholder                300,000         125,000
   Net advances on line of credit                            76,134            --
                                                       ------------    ------------
   Net cash provided by financing activities                323,567         125,000
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents         93,234         (69,962)

Cash and cash equivalents at beginning of period             39,960         106,260
                                                       ------------    ------------

Cash and cash equivalents at end of period             $    133,194    $     36,298
                                                       ============    ============


  The accompanying notes are an intergral part of these financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                For the Nine Months Ended June 30, 2002 and 2001





                                                       2002       2001
                                                     --------   --------

Supplemental disclosures of cash flow information:
   Cash paid for interest                            $ 38,916   $  2,500
                                                     ========   ========

   Cash paid for income taxes                        $   --     $   --
                                                     ========   ========


During the nine months ended June 30, 2001 and in connection with the restructuring transaction with AutoPrime, the Company issued 1,612,083 shares of Series B preferred stock with an estimated fair value of $352,643 in exchange for forgiveness of debt and assumption of liabilities of $24,269,147. The Company received contracts receivable and auto inventory with an estimated fair value of $3,508,086. The Company also received 1,817,000 shares of its common stock with an estimated fair value of $399,740 which were placed in treasury. This entire transaction resulted in a net gain on extinguishment of debt of $27,824,330.







  The accompanying notes are an intergral part of these financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2002



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

The results of operations for the respective nine month periods are not necessarily indicative of the results to be expected for a full year of operations.

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


NOTE 2.       GOING CONCERN UNCERTAINTY

During the year ended September 30, 2000, the Company's operations were negatively impacted by the poor performance of its automobile sales and financing subsidiaries. As a result the Company discontinued its automobile operations effective January 1, 2001. Such performance during the year ended September 30, 2000 resulted primarily from AutoPrime's decision not to renew the Company's line of credit and to discontinue purchasing notes receivable from the Company. The Company's loss from continuing operations was $882,311 for the year ended September 30, 2001. Additionally, the Company incurred a loss of $1,027,309 during the first nine months of fiscal year 2002.

Management plans to achieve profitability by continuing its efforts to raise additional capital to purchase, service and sell new sub-prime contracts, retain new servicing clients and has re-entered the used automobile segment through its financial services subsidiary to increase revenue. During the nine months ended June 30, 2002 the Company obtained $300,000 by issuing notes payable to a shareholder. In addition as of June 30, 2002, the Company has entered into a letter of intent agreement with CompuSolutions, Inc., a developer and marketer of automobile sales, finance and loan servicing software, to acquire 100% of its stock and is expected to complete the acquisition in fourth fiscal quarter of 2002.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3.       RESTRUCTURING TRANSACTION

On October 1, 2000, the Company entered into an agreement with its primary financing company, AutoPrime, Inc. ("AutoPrime"). In connection with this agreement the Company issued 1,612,083 non-cumulative 5% preferred shares with an estimated fair value of $352,643 in exchange for the extinguishment of debt and the contribution of certain assets resulting in a net gain on extinguishment of debt of $27,824,330. The preferred shares have a liquidation value of $14.64 per share and are convertible into common shares at any time at the option of the preferred shareholders on a one for one basis. The shares must be converted to common shares if the Company's common shares are accepted for trading on the NASDAQ National Market System or if the Company's common shares are publicly traded at a price of $14.64 per share or more.

This agreement provided for the forgiveness of debt and related assumption of liabilities of $24,269,147 by AutoPrime. In connection with the agreement, the Company also received installment contracts and automobile inventory with an estimated fair value of $3,508,086 and the return of 1,817,000 shares of the Company's common stock with an estimated fair value of $399,740.

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

At January 1, 2001 (the datFe of the disposition) the net current assets and net long-term assets of the discontinued segment were as follows:

                                                                     January 1,
                                                                        2001
                                                                    -----------

Cash                                                                $     9,060
Accounts receivable                                                     245,636
Inventory                                                               274,504
Other assets                                                             29,387
                                                                    -----------

           Total current assets                                         558,587

Accounts payable                                                         37,105
Accrued expenses                                                        147,433
Sales tax payable                                                          --
Floor plan payable                                                         --
Related party payables                                                     --
                                                                    -----------

           Total current liabilities                                    184,538
                                                                    -----------

   Total net current assets
     of discontinued operations                                     $   374,049
                                                                    ===========

Property & equipment, net                                           $    11,910

Liabilities                                                                --
                                                                    -----------

   Total net long-term assets
     of discontinued operations                                     $    11,910
                                                                    ===========
The operating results of this segment are as follows:

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
                                                                    ============

NOTE 5. NOTES RECEIVABLE HELD FOR SALE

Notes receivable held for sale consist of the following at June 30, 2002 and September 30, 2001:

                                                    June 30,      September 30,
                                                       2001             2001
                                                 -------------    -------------
Notes receivable from individuals, secured by
  autos, interest from 24% to 27% due in 24 to
  30 month terms                                 $   3,284,953    $   5,620,889
Provision for doubtful accounts and discounts       (2,594,160)      (4,178,297)
                                                 -------------    -------------
                                                 $     690,793    $   1,442,592
                                                 =============    =============

NOTE 6. NOTE PAYABLE TO SHAREHOLDER

During the nine  month  period  ended June 30,  2002 the  Company  issued  notes payable to a shareholder in the amount of $300,000. The notes are uncollateralized, bear interest at 12% to 14%, $100,000 of which is payable in 24 semi-monthly installments of $4,465 through December 4, 2002, and $200,000 payable interest only until maturity in October 2003.

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

NOTE 8. LINE OF CREDIT

During the second quarter of 2002 the Company entered into a line of credit agreement with a finance company not to exceed $2,000,000 which expires December 31, 2002. Advances under the line are collateralized by installment contracts executed by the Company for sales of used automobiles. The line bears interest at the same rates as the underlying contracts which vary between 18% and 24% and is repaid from proceeds of the sale of the underlying contracts. At June 30, 2002 $76,134 had been advanced to the Company under the agreement.

NOTE 9.  SUBSEQUENT EVENT

Effective July 16, 2002, the Company acquired 100% of the outstanding stock of CompuSolutions, Inc. of Dallas, TX. CompuSolutions, Inc. develops and sells software to automobile dealers and automobile finance companies. The acquisition was completed through the exchange of 600,000 shares of the Company's common stock with a fair market value as of the date of exchange of $132,000 for 100% of the outstanding stock of CompuSolutions, Inc. The Company has recorded the transaction as a purchase at the fair value of the common shares issued as of the date of the exchange. The assets of the acquired company consist primarily of capitalized software development costs.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

Forward looking statements:

This Quarterly Report on Form 10-QSB may contain forward-looking statements. These forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results or those anticipated due to a number of factors that may include, but not be limited to, projections of revenue, income or loss, estimates of capital expenditures, plans for future operations, expansion of loan servicing customer base and note acquisition functions, mergers or acquisitions, products or services, financing needs or capital acquisition plans, as well as assumptions relating to the foregoing and other risks detailed in documents files by the Company with the Securities and Exchange Commission from time to time. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statement.

The following disclosures, as well as other statements in this Report on Form 10-QSB, including those in the notes to the Company's consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

RESULTS OF OPERATIONS

Overview

During the first six months of fiscal 2001, the Company entered into an agreement with its primary financing company, AutoPrime, Inc. and an affiliate of its parent company, Pacific Financial Group. This agreement was effective October 1, 2000 and converted all of the Company's liabilities with AutoPrime into 1,612,083 shares of the Company's Series B Preferred Stock. This Series B Preferred Stock has been issued in place of the Series A Preferred Stock previously tendered to AutoPrime in the first quarter of fiscal 1999 and supercedes that transaction. The Series B Preferred Stock has no voting rights, non-cumulative dividend rights of 5% per annum, has a liquidation preference equal to $14.64 per share and may be converted to one share of common stock for each share of preferred stock at any time. Management believes that there will be no dividends paid on the Preferred Stock for the foreseeable future. In addition, the Company may elect to require the conversion of the Preferred Shares upon the occurrence of either (a) the Company's stock is accepted for trading in the NASDAQ National Marketing System or (b) the price of the Company's common stock is equal to $14.64 per share or more.

Management believes that the conversion of its debt with its primary creditor will, in the long term, enable the Company to seek the new financing and investment opportunities that will allow the Company to become profitable. During the first quarter of fiscal 2002 the Company employed a finance executive with over thirty years finance industry experience to manage the daily operations of its finance subsidiary. The Company believes that with the experience and relationships the executive possesses, the finance subsidiary will expand its loan servicing and note acquisition functions. During the second and third quarters of fiscal 2002 the Company has, as a result of the executive's efforts, added local credit unions to its servicing client base and purchased and sold several loan portfolios.

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

Also during the first nine months fiscal 2002 the Company obtained a $2,000,000 line of credit facility and loan warehousing agreement with a large finance company. This agreement will allow the Company to have funds advanced for installment contracts generated through the sale of automobiles and provide funds for the purchase of loan portfolios from third parties. This has provided the Company working capital to continue and perhaps expand its operations.

Through the first three quarters of fiscal 2002, the Company serviced retail installment contracts generated by sales of used cars by the Company's former dealerships and automobiles repossessed by its finance subsidiary. In addition the Company also services loans portfolios for credit unions and individual investor loan pools and charges servicing fees based on collections on the portfolios. Management is actively seeking to expand its loan portfolio under management by its finance subsidiary.

During the second quarter the Company re-entered the used automobile segment though its finance subsidiary and has opened two retail used auto facilities in the Dallas, Texas metropolitan area. The Company expects to market its repossessed automobiles, late model used autos obtained from wholesale dealers, and autos held on a consignment basis from its servicing clients and others through these retail facilities. Installment contracts notes generated from these sales will used as a basis for advances on its credit facility mentioned above or sold to third parties.

During the second and third quarters of fiscal 2002, the Company generated sufficient cash flows from operations and from shareholder financing to purchase and sell loan portfolios to third parties, particularly credit unions. The Company has been successful in this segment as a result of the relationships established by the president of its finance subsidiary whom the Company hired during the first quarter of fiscal 2002. The Company plans to continue to aggressively pursue this segment and completed five contract sales transactions with credit unions and others during the third quarter of fiscal year 2002.

Prior to the second quarter of fiscal 2002 substantially all of the Company's income was derived from service fees on the loan portfolios under management and interest income on contracts acquired in the AutoPrime transaction previously described in this report. As of the end of the second and third quarters, the Company has income from servicing fees, interest income on contracts acquired from AutoPrime and installment contracts generated from the sales of used automobiles, sales of used automobiles and income from the gain on sale of note portfolios.

General Discussion

Revenues from interest income and servicing retail installment contracts for the three months ended June 30, 2002 were $53,799, compared to $170,952 for the same period of the prior year. The decrease in revenue over the prior year is primarily attributable to a decrease in the size of the loan portfolios serviced for third parties, marginal growth in the number of performing contracts held in the Company's portfolio and a reduction in the fee structure for servicing fees for newly acquired servicing clients. Revenues from automobile sales for the three months ended June 30, 2002 were $864,715 compared to -0- in the same period of the prior year and net revenues from the sale of installment contracts were $69,026 for the three months ended June 30, 2002 compared to -0- for the same quarter of the prior year. The increases are due to the Company's re-entry into the automobile and contract sale segments during the second fiscal quarter.

Total revenues for the nine month period ended June 30, 2002 was $1,664,159 compared to $623,768 for the comparable period in the prior year. The increase over the prior year's period is a result of the Company's re-entry into the automobile and portfolio sales segments during the second fiscal quarter as previously discussed.

Gross profit for the three month period ended June 30, 2002 was approximately $490,743 compared to $144,527 for the comparable period of the prior year. Gross profit as a percentage of sales was 49.8% for the three months ended June 30, 2002 compared to 84.5% for the comparable period of the prior year. The higher margins during the current fiscal quarter year were caused primarily by the change in the Company's revenue mix versus the prior years three month period. In the prior fiscal year the Company's revenue mix for the three month period ended June 30, 2002 consisted of servicing and interest income whereas during the current three month period the Company added automobile sales revenue and revenue from the sales of contract portfolios, both of which have higher direct costs than servicing and interest income.

Gross profit for the nine month period ended June 30, 2002 was $1,034,286 compared to $572,907 for the comparable period in the prior year. Gross profit as a percentage of sales for the nine months ended June 30, 2002 was 62.1% compared to 91.8% for the comparable period in the prior year. The decrease in the margins is attributable to the items mentioned above.

Selling, administrative and other operating expenses increased significantly from $311,200 for the three months ended June 30, 2001 to $509,111 for the three months ended June 30, 2002. The increase over the prior year's period is a result of the the addition of executive level personnel at the Company's finance subsidiary and executive overstaffing at the corporate level. The Company has made significant changes during the first month of the fourth quarter at the corporate level to bring executive salary costs to a more acceptable level.

For the nine months ended June 30, 2002 selling, general and other operating expenses were $1,259,765 compared to $1,147,505 for the same period in the prior year. Although these expenses have increased slightly from the prior year's nine month period, these expenses are expected to decrease in future quarters with the changes at the corporate level previously described.

Write offs of contracts receivable for the first three quarters of 2002 were $762,915 compared to none for the comparable period in the prior year. The write offs during the current quarter were $81,809 compared to $681,106 for the first two quarters of fiscal 2002. The increase over the prior year is a result of the deterioration of its contracts receivable acquired from AutoPrime during the first fiscal quarter of fiscal 2001. The Company believes that its write off in future quarters will decline on a quarter to quarter basis as a result of the addition of higher quality contracts to the portfolio and its effort to maintain the quality of new contracts added during the current fiscal quarter and the addition of higher quality contracts in future quarters.

During the six months ended March 31, 2001 and in connection with the restructuring transaction with AutoPrime, the Company issued 1,612,083 shares of Series B preferred stock with an estimated fair value of $352,643 in exchange for forgiveness of debt and assumption of liabilities of $24,269,147. The Company received contracts receivable and auto inventory with an estimated fair value of $3,508,086. The Company also received 1,817,000 shares of its common stock with an estimated fair value of $399,740 which were placed in treasury. This entire transaction resulted in a net gain on extinguishment of debt of $27,824,330.

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

As a result of the completion of the exchange with AutoPrime, management believes there has been opportunities to acquire capital from alternate sources and proceeds to implement its current plan of acquiring and selling note portfolios, increasing servicing fee income by offering collection services to third parties and sales of used automobiles.

In addition, the Board of Directors continues to consider additional possibilities for growth through possible mergers or acquisitions with entities with common business lines. Consistent with that philosophy, the Company acquired during the first month of the fiscal fourth quarter, a computer software firm that has developed internet based automobile software that tracks an automobile transaction from acquisition through sale and finance software that executes the loan documents and places the installment contract into the dealers loan portfolio. In addition, the software provides the dealer with servicing and collection tools to carry the loan through to maturity. The Company believes that over the long term this acquisition provides the Company a unique opportunity for revenue growth in the automobile segment.

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

The Company's revenues increased during the nine months ended June 30, 2002 and are expected to increase in the fourth quarter as a result of the acquisition of new servicing customers, increased sales of purchased loan portfolios and sales of used automobiles. Revenues from the newly acquired software company are not expected to contribute significantly to the Company's revenue stream until the second quarter of fiscal 2003.

Prior to the AutoPrime transaction the Company had been in a negative monthly cash flow situation and has had a negative working capital position since June 1998. At June 30, 2002, the Company had positive working capital of approximately $338,000, as compared to positive working capital of approximately $1,032,000 at September 30, 2001. The approximate $694,000 difference is attributable to the reduction in the overall size of the note portfolio through normal collections on the portfolio and the write off of certain contracts and sales of contracts held in the portfolio during the first three quarters of fiscal year 2002.

Also during the first nine months fiscal 2002 the Company obtained a $2,000,000 line of credit facility and loan warehousing agreement with a large finance company. This agreement will allow the Company to have funds advanced for installment contracts generated through the sale of automobiles and provide funds for the purchase of loan portfolios from third parties. This has provided the Company working capital to continue and perhaps expand its operations.

The Company continues to investigate alternatives for revenue and working capital growth through increasing the size of the servicing client base, purchase and sales of loan portfolios, possible mergers or acquisitions and re-entry into used automobile sales segment.

Cash flow from continuing operations during the nine months ended June 30, 2002 decreased to a negative $221,006 from a positive $95,183 during the prior year's comparable period. The current period cash flows result primarily from the net loss of $1,027,309 less write offs of notes receivable of $762,915, the increase in servicing collections payable of $104,382 and stock issued for services of $117,251. Cash flows provided by continuing operations during the nine months ended June 30, 2001 were $95,183 and resulted primarily from net income of $27,483,263 less a gain of $27,824,330 on extinguishment of debt owed AutoPrime, a loss of $237,281 as a result of discontinuing operations of the automobile segment, decreases in accounts payable and other liabilities, notes receivable held for sale and cash flows used in the discontinued segment during the nine month period. Cash flows used in investing activities were $9,327 for the current quarter and $237,627 for the prior year. The decrease is a result of the expiration of a credit agreement with AutoPrime during the second quarter of 2001 and minimal investment by the Company in property and equipment during the current period versus $45,588 in the prior period. Cash flows from financing activities increased from $125,000 to $323,567 as a result of the net change in notes payable of $247,443 obtained from a shareholder and advances on its line of credit facility of $76,134.

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

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults on Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information

During the three months ended June 30, 2002 Mr. Charles Norman, President and Chief Executive Officer of the Company, resigned for health reasons. He has been replaced by Mr. James R. Parmley, Chief Executive Officer of the Company's finance subsidiary AutoCorp Financial Services, Inc. Mr. Parmley will continue to serve the Company as Chief Executive of both the parent and subsidiary companies.

As previously discussed elsewhere in this report, the Company has acquired a software development and marketing firm which the Company believes will over the long term make significant contribution to the Company's revenue and income streams.

In addition, the Company is in current negotiations to acquire a local Buy-Here/Pay Here used automobile dealership with a seventeen year history of success in the industry. It is anticipated that the transaction may be completed in the fourth fiscal quarter of 2002. If successful, the acquisition could give the Company access to lines of credit and floor plan financing it has previously been unable to acquire as expansion capital and working capital in the past. Additionally, the acquisition would provide a source of installment contracts to sell to its credit union and other corporate clients.

The Company has also identified an number of smaller dealers in the local area that have expressed an interest in merging with the Company. The Company continues to evaluate these opportunities on a case by case basis and may add additional subsidiaries if and when considered appropriate in the circumstances.

The Company has, as of the first month of the fourth quarter, moved its offices to the Stonebriar area of Frisco, Texas. The new facilities will house its corporate offices for the holding company and its subsidiaries as well as a new state of the art loan collection and servicing facility. The new office also has a large conference room where sales presentations will be made for both loan and software sales. The Company believes that the new facility will enhance its ability to make presentations and attract and retain quality and employees for the Company.


Item 6.  Exhibits and Reports on Form 8-K

Form 8-K filed June 25, 2002 announcing resignation of Mr. Charles Norman from his position as Chief Executive Officer and President of the Company for health reasons.

Exhibit 99.1  Certification of Periodic Reports by Cheif Executive Officer
Exhibit 99.2  Certification of Periodic Reports by Cheif Financial Officer


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AutoCorp Equities, Inc.
                                                     Registrant


Date: August 12, 2002                            By:   /s/ James W. Parmley
                                                     ---------------------------
                                                      James W. Parmley
                                                      Chief Executive Officer

                                                  By: /s/ Jerry Hamilton
                                                     ---------------------------
                                                         Jerry Hamilton
                                                         Chief Financial Officer