Form 10KSB
period 2002-09-30
AUTOCORP EQUITIES INC
filed 2003-01-13
CIK 790066

U. S. Securities and Exchange Commission Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                        Commission file number 000-15216


                             AUTOCORP EQUITIES, INC.
                 (Name of small business issuer in its charter)


            Nevada                                               87-0522501
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


1701 Legacy Drive
Suite 2200
Frisco, Texas                                                      75034
(Address of principal executive offices)                         (Zip Code)


                    Issuer's telephone number: (214) 618-6400

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for it's most recent fiscal year: $2,426,763.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $988,795, based on the $0.15 per share price at which common equity was sold on December 2, 2002.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,591,968 shares of Common stock, $0.001 par value, as of December 2, 2002.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

TABLE OF CONTENTS

THE COMPANY....................................................................1

RISK FACTORS...................................................................1

PART I .......................................................................10
     Item 1.  Description of Business.........................................10
     Item 2.  Description of Property.........................................17
     Item 3.  Legal Proceedings...............................................17
     Item 4.  Submission of Items to a Vote of Security Holders...............17

PART II  .....................................................................18
     Item 5.  Market for Common Equity and Related Stockholder Matters........18
     Item 6.  Management's Discussion and Analysis or Plan of Operation.......21
     Item 7.  Financial Statements............................................26
     Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................26

PART III .....................................................................26
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............26
     Item 10. Executive Compensation..........................................28
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management......................................................29
     Item 13. Exhibits and Reports on Form 8-K................................30
     Item 14. Controls and Procedures.........................................31

SIGNATURES....................................................................31

INDEX TO FINANCIAL STATEMENTS................................................F-1

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

THE COMPANY

         AutoCorp Equities, Inc. ("the Company"), which is headquartered in Frisco, Texas owns and operates one loan servicing center in Dallas, Texas and one independent automobile dealership in Dallas, Texas and one independent automobile dealership in Garland, Texas. Through the first quarter of fiscal year 2001, the Company operated one independent automobile dealership in Dallas, Texas. Through used car sales, the dealership originates non-prime retail installment contracts secured by automobiles and light-duty trucks. As a result of the inability of the Company to obtain financing to purchase used car inventories, the Company discontinued its automobile operations as of the end of the fiscal first quarter of 2001. As a result of improving business conditions and the Company's ability to raise capital from private sources, the Company re-entered the automobile segment during the second fiscal quarter of 2002. Beginning in the second quarter of fiscal year 2002 the Company also purchased portfolios of non-prime automobile receivables, held them for resale and sold the notes at a gain. In both instances whether the notes were originated or purchased for resale, the loan servicing function is generally retained by the Company. (see Item 1, Description of Business - Development of Current Business).

         During the fiscal year ended September 30, 1998, the Company was headquartered in Phoenix, Arizona, and had business operations in Arizona and New Mexico. At December 31, 1998, the Company was financially distressed. A restructuring was effected on that date in order to create an organizational structure that was efficient and reflected the revised business plans. The company again restructured on October 1, 2000 in a continuing effort to create such an organizational and financial structure (see Item 1, Description of Business - Recent Restructuring Transaction). The Company continues to seek sources of financing to expand the automobile segment and purchase portfolios of non-prime automobile receivables for later sale.

RISK FACTORS

         Limited Operating History of Present Business.
         ----------------------------------------------

         The Company's significantly restructured current operations commenced on October 1, 2000. The relatively brief operating history of the restructured operations provides only a limited basis for evaluation. The prospects must be considered in light of the risks, expenses, difficulties and problems frequently encountered in an industry characterized by intense competition. For the years ended September 30, 2002 and 2001, the net operating losses before discontinued operations and extraordinary items were $1,863,819, and $882,311, respectively.

         There can be no assurance of future profitability.
         --------------------------------------------------

         The ability to operate profitably will depend primarily on management's ability to:

o generate additional revenue without incurring a proportionate increase in administrative overhead costs;

o        continues to reduce the overall cost structure of the organization;

o        purchase and resell pools of automobile receivables;

o originate automobile receivables through automobile sales with an acceptable level of credit risk;

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

         Capital Intensive Business.
         ---------------------------

         The Company's planned future operations are capital intensive. They require the expenditure of substantial amounts of working capital in order to purchase additional inventory and to generate retail installment sale contracts. In order to finance operations in the ordinary course of business and to implement the desired growth strategy, there will be a need to obtain additional bank or similar type financing, sell additional debt or equity (or hybrid) securities in future private and public financings, and continue to sell the automobile receivables generated or purchased in the ordinary course of the Company's business. There can be no assurance that any such additional financing will be available or, if available, that its terms will be satisfactory. Failure to obtain additional financing, if needed, would have a materially adverse effect on the Company's results of operations. In such event, the Company may be required to materially curtail all or a portion of its operations.

         Liquidity and Need for Additional Funds.
         ----------------------------------------

         There is a need to obtain additional capital in order to increase operating volumes and the related asset base. Various types of debt financing such as additional lines of credit may be pursued. However, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

         Substantial Leverage.
         ---------------------

         Although substantially leveraged at the end of fiscal year 2002, in order to meet the ongoing working capital requirements of the Company, additional indebtedness may have to be incurred, perhaps resulting in a more highly leveraged capital structure. Substantial indebtedness related to holding additional automobile receivables may also be incurred in the future. A highly leveraged capital structure could have adverse consequences, including:

o        limiting the ability to obtain additional financing;

o requiring the use of operating cash flow to meet interest and principal repayment obligations;

o increasing the Company's vulnerability to changes in general economic conditions and competitive pressures;

o limiting the Company's ability to realize some or all of the benefits of significant business opportunities.

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

         Interest Rate Fluctuations.
         ---------------------------

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

         Poor Creditworthiness of Borrowers; High Risk of Credit Losses.
         ---------------------------------------------------------------

         The Company currently owns and services automobile receivables acquired in connection with the reorganization of the Company that took place on October 1, 2000, generated through sales of automobiles from its used automobile operations or purchased from other sub-prime lenders. These receivables are payable by customers with non-prime credit. Loans to persons with non-prime credit involve an increased probability of default and/or delinquency and involve greater servicing costs than loans made to borrowers with prime credit profiles. The ability to operate profitably depends, in part, on an accurate evaluation of the creditworthiness of customers and the minimization of losses following defaults. As a result, it is likely that delinquency and loss rates in the Company's portfolio will fluctuate in the near term and may increase as a greater portion of the portfolio of automobile receivables matures. A significant variation in the timing of or increases in credit losses experienced on the portfolio of automobile receivables could have a materially adverse effect on the Company. If greater credit losses are experienced in the future, it will be necessary to increase reserves for bad debts, thereby reducing overall profitability. There can be no assurance that any loans made to customers will be repaid in whole or in part or that reserves for such credit risks will be adequate. Any loans that are in default may need to be charged off against the reserves.

         The occurrence of any of the foregoing events could adversely affect the Company's ability to obtain or maintain it's financing sources and could have a materially adverse effect on business activities, results of operations and financial condition.

         Risks Inherent in Automobile Finance Business.
         ----------------------------------------------

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

         Enforcement of Vehicle Loan Contracts.
         --------------------------------------

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

         Risks Relating to Security Interests and Repossession of Collateral.
         --------------------------------------------------------------------

         The automobile receivables that the Company originates, buys, sells or services are secured by security interests in the financed vehicles. The procedure for perfecting a security interest on a motor vehicle varies from state to state. In most states, perfection of security interests in a motor vehicle requires that the lien be noted on the vehicle's title certificate.

         Failure to properly perfect a lien or to otherwise comply with the requirements of the relevant statute would impair the priority of the security interest and the ability to enforce those liens by either collecting a deficiency judgment or repossessing the financed vehicle and could also subject the Company to a claim by the debtor for tortuous conversion in an attempt to repossess the vehicle.

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

         Further, limitations imposed by bankruptcy laws or other federal or state laws may limit or delay the Company's ability to (a) repossess and resell used cars in which there is a valid, perfected security interest, (b) enforce a deficiency judgment, or (c) collect the amount due. In addition, there may be a determination that a deficiency judgment is not an appropriate or economically viable remedy. The Company may also settle at a significant discount any claim or any deficiency judgment that is obtained. There is no intent to obtain any insurance covering these risks. In the event that a deficiency judgment is not obtained, or is not satisfied, or a claim or deficiency judgment is satisfied at a discount, or is discharged, in whole or in part in bankruptcy proceedings, the loss may adversely affect the business operations or financial condition of the Company.

         Risk Associated with Expansion.
         -------------------------------

         As part of the Company's growth strategy, the intent is to seek to establish and/or acquire used automobile dealerships and/or finance offices. There can be no assurance that management will successfully integrate the current operations of the Company with those that may be acquired or established in the future and effectively manage the combined enterprise. There will be a need to limit increasing overhead as additional operations are acquired while still maintaining sufficient staff to effectively collect any additional receivables. Failure to do so would have a materially adverse effect on the business, financial condition and results of operations of the Company. (See
Item 1, Description of Business - Present Business Operations).

         Unspecified Acquisitions.
         -------------------------

         Although the Company acquired an operating interest in a new car dealership in Oklahoma during fiscal 2001 and a small software development firm in 2002, it is the intent to continue to actively seek and investigate such opportunities on a limited basis in the future. Such acquisitions would likely be financed with cash; the issuance of equity or debt securities; by incurring additional indebtedness or any combination of the foregoing. There is no assurance that any acquisitions will be made. If any acquisitions are made, there is no assurance they can be made on favorable terms, or that the acquisition will prove to be profitable. Failure to make future acquisitions would limit the growth potential of the Company.

         Geographic  Concentration.
         --------------------------

         Currently the Company conducts used car financing and servicing operations in Dallas, Texas. Because of this concentration, business levels may be adversely affected in the event of a downturn in the general economic conditions existing in Texas.

         Competition.
         ------------

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

         Risks Associated with Short Term Nature of Leases.
         --------------------------------------------------

         Certain of the Company's leases for its automobile sales operations are for short occupancy terms. An inability to renew such leases or to continue to occupy premises on a month-to-month basis would require entering into arrangements to occupy new premises. There can be no assurance that the Company will be able to identify and enter into arrangements to occupy new premises, and the failure to do so could have a materially adverse effect on the business, financial condition and results of operations.

         General Economic Conditions.
         ----------------------------

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

         Seasonality; Variability of Quarterly Operating  Results.
         ---------------------------------------------------------

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

         Supervision, Regulation and Licensing.
         --------------------------------------

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

         Consumer Protection and Usury Laws.
         -----------------------------------

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

         Dependence on Management Information  Systems.
         ----------------------------------------------

         The Company's future success depends in part on the ability to continue to adapt technology, on a timely and cost-effective basis, to meet changing customer and industry standards and requirements. The loan servicing and collection software is depended on to monitor the portfolio of automobile receivables.

         Dependence on Key Personnel.
         ----------------------------

         The Company is highly dependent on the services of Mr. James Parmley, the Company's President and Chief Executive Officer. The Company has not entered into an employment agreement with Mr. Parmley, and, there is no key-man life insurance on Mr. Parmley. The loss of Mr. Parmley's services could have a materially adverse effect on the business and operations of the Company (see
Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act). In addition, the future success of the Company depends upon its ability to attract and retain qualified personnel. Competition to attract and retain such personnel within the industry is intense. There can be no assurance of success in attracting and retaining qualified personnel in the future.

         Market for Common Stock; Volatility of Prices.
         ----------------------------------------------

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

         Lack of Prospective Dividends.
         ------------------------------

         The Company has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be used to reduce debt or finance future growth and that dividends will not be paid to shareholders. There can be no assurance that operations will result in sufficient revenues to enable the Company to operate at profitable levels or to generate a positive cash flow. In addition, the 1,612,083 Series B Preferred Stock issued in connection with the October 2000 restructuring has an annual non-cumulative dividend preference of $80,604(5% of 1,612,083). Accordingly, the Company does not anticipate the payment of any dividends on Common Stock for the foreseeable future (see Item 5, Market for Common Equity and Related Stockholder Matters).

         Forward-Looking Information May Prove Inaccurate.
         -------------------------------------------------

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

         Possible Other Risks.
         ---------------------

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

         In April, 1999, the Company acquired certain assets of Horizon Auto Sales, Ltd., a Dallas based used car dealership that operated a single lot. The consideration issued in this transaction was 75,000 shares of AutoCorp Equities, Inc. common stock, of which 50,000 shares were issued at closing and the remaining 25,000 shares were to be issued prior to April 15, 2000 but were subsequently issued in December 2001.

         In June, 1999, the Company acquired certain assets of Angelina Motor Company in Lufkin, Texas. The assets acquired included a single lot used car dealership and two portfolios of automobile installment loans, both of which have been subsequently closed.

         In June, 1999, the Company relocated its headquarters to Plano, Texas and rented approximately 2,600 square feet of office space from AutoPrime. The Company then moved into a separate office facility in Plano, Texas in April, 2000. In March of 2001 the company moved to a temporary office facility in Richardson, TX. In July 2002, the Company moved into permanent facilities in Frisco, TX where it currently resides.

         Through ACE, the Company owned and operated three used car dealerships in Texas. Through July of 2000, the company operated five used car dealerships in Texas - three in Dallas, one in Lufkin and one in Austin and consolidated its dealerships into the single Dallas location in August 2000. Through used car sales, these dealerships originated non-prime used car loan contracts. The Company discontinued its used automobile operations in the second fiscal quarter of 2001. In January 2002 the Company re-entered the used automobile segment as an operating division of AFS with one dealership in Dallas, TX and one in Garland, TX. In addition, through AFS, portfolios of non-prime used car loan contracts are purchased and one loan servicing center is operated. During fiscal year 2000 the Company also consolidated the four loan servicing centers to one facility in Dallas, Texas. That servicing center has been relocated to Frisco, TX. The Company retains the loan servicing function on all of the loans originated or purchased.

         In July 2002, the Company acquired 100% of the outstanding stock of CompuSolutions, Inc. ("CSI") in exchange for 600,000 shares of AutoCorp Equities, Inc. common shares. CSI is a developer and marketer of Internet based software solutions for new and used automobile dealers and servicers of installment loan contracts secured by automobile loans. CSI maintains its offices with the Company at the office facility in Frisco, TX. Since the acquisition and continuing through September 30, 2002, the software developed by CSI has been tested with several dealers in the Dallas, TX area. Based upon the results of that testing a determination has been made that substantial additional development is required in order make the software fully marketable. As this additional development was not expected, during the first quarter of fiscal 2003, the Company determined that the amount of capital required to complete development of the software was unreasonable and decided to terminate the project and its continuing investment in Compusolutions and was returned the 600,000 share originally issued in exchange for the CSI shares received.

         Restructuring Transaction
         -------------------------

         At September 30, 2000 the Company was financially distressed. The Company completed a restructuring transaction effective October 1, 2001 in order to create an organizational and financial structure that is efficient and reflects the current business plans of the Company.

         How the Purpose of the Restructuring Was Achieved
         -------------------------------------------------

         The purpose of the restructuring achieved the following:

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

         o Made arrangements for short term working capital to provide the Company funding to continue operations in the near term without acquiring new debt.

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

         Present Business Operations
         ---------------------------

         Currently, the Company operates one loan servicing center, and a used car lot in Dallas, Texas and a used car lot in Garland, TX. Although some car loan contracts were purchased during the fiscal year ended September 30, 2001 in connection with discontinuing the operations of Ace Motor Co., the Company also buys, services and sells portfolios of non-prime used car loan contracts as a part of its current business plan. As the loan servicer, record keeping and collection of payments and general enforcement of the used car loan contracts is assumed.

         ACE Motor Company, Inc.("ACE") was sold at the end of the first fiscal quarter of 2001 and has been reported as discontinued operations from that date. In January 2002, as a result of improving business conditions and the Company's ability to obtain floor plan credit, the Company re-entered the used automobile segment as an operating division of its subsidiary, AutoCorp Financial Services, Inc.("AFS"). AFS leases a car lot in Dallas and a car lot in Garland, TX and sells used cars to non-prime purchases and originates non-prime used car loans as a result of those sales. In addition, AFS will sell used cars on behalf of third parties earning a sales fee in the process. In these cases the owners of the cars will originate and service the loans originated by the sale. In other cases, depending on the credit score of the purchaser(s), AFS may purchase cars from these third parties and originate and service the loans itself. During the fiscal year ended September 30, 2002, AFS generated approximately $1.9 million in revenue from the sales of used automobiles and originated approximately $1.8 million in installment loans as a result of activity in this segment

         AFS, prior to the fiscal year ended September 30, 2000, bought portfolios of loan contracts at a discount from net principal balance, usually ranging between 35% and 45%. Due to severe shortages of working capital during the fiscal years ended September 30, 2000 and 2001m respectively, the Company did not purchase any new loan portfolios. The Company did, however, acquire a number of new loans from the new owners of ACE Motors and sold a number of those loans during the fiscal year ended September 30, 2001 for working capital purposes.

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

         At September 30, 2000, the Company was the servicing agent for approximately $6,019,382 of active automobile receivables. As a result of the October 1, 2000 transaction, that amount decreased to $3,464,840. In October of 2001, the Company terminated its servicing agreement with AutoPrime and the amount decreased to approximately $1,200,000. At September 30, 2002 as a result of the Company's re-entry into the used automobile segment and the purchase of notes held for subsequent resale, the amount of serviced loans has increased to approximately $2,500,000. Servicing fees are based on the unpaid principal balance of the portfolio or on the amounts collected on a monthly basis where fees may be as much as 20% of the amounts collected. Accordingly, the results of operations and financial condition depends, in part, on the ability to properly service these automobile receivables in order to reduce credit losses and as discussed elsewhere, to increase it's serviced portfolio.

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

         If a customer's account becomes more than two payments past due, a process begins to protect the collateral. In certain instances, a customer will work with the Company to coordinate a "voluntary repossession" of the vehicle. In the case of an "involuntary repossession," an independent firm is retained to repossess the vehicles pursuant to prescribed legal procedures. If a vehicle is repossessed, the customer is allowed a minimum ten days to redeem the vehicle. In some circumstances, the customer may be allowed the opportunity to redeem at any time until the vehicle has been sold to a third party.

In  July  2002,  the  Company   acquired  100%  of  the  outstanding   stock  of
CompuSolutions, Inc. ("CSI") in exchange for 600,000 shares of AutoCorp Equities, Inc. common shares. CSI is a developer and marketer of Internet based software solutions for new and used automobile dealers and servicers of installment loan contracts secured by automobile loans. CSI maintains its offices with the Company at the office facility in Frisco, TX. Since the acquisition and continuing through September 30, 2002, the software developed by CSI has been tested with several dealers in the Dallas, TX area. Based upon the results of that testing a determination was made that substantial additional development is required in order make the software fully marketable. During the first quarter of fiscal 2003, the Company determined that the amount of capital required to complete development of the software was unreasonable and decided to terminate the project and its continuing investment in Compusolutions.

         As of September 30, 2002, the Company had drawn approximately $45,977 on a warehouse line of credit with a maximum allowable outstanding balance of $2,000,000 and is secured by automobile installment contracts with a maximum advance rate of 65% of the principal balance of the contract as of the date of the draw. The purpose of the line of credit is to provide working capital for inventory acquisitions and operating expenses.

         Competition
         -----------

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

         Employees. At September 30, 2002 the Company employed a total of 21 people; 17 in AFS and 4 at the headquarters in Frisco, Texas. No employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good. In addition, the Company employs a number of part-time employees in its collection operations.

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

Item 2.  Description of Property

         The principal executive offices of the Company are located at 1701 Legacy Dr., Suite 2200, Frisco, Texas 75034. Approximately 5,000 square feet of leased premises are at this location. The rent is approximately $120,000 per year. The lease expires in July 2007.

         As of December 4, 2002, The Company has two leased properties in addition to the corporate headquarters. They are leased for AFS operations, and are listed in the following table together with the year the lease expires:

         1.  624 So. Buckner Blvd., Dallas, Texas            5,600 sq ft    2004
         2.  2719 S. Garland Rd., Garland, Texas             2,300 sq ft    2004
         3.  1701 Legacy Dr. Suite 2200, Frisco, TX          5,700 sq ft    2007

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


                                                 Bid Quotations
                                                 --------------
                                              Low             High



           Fiscal 2002:
                  First Quarter              $0.075          $0.19
                  Second Quarter              0.05            0.55
                  Third Quarter               0.05            0.51
                  Fourth Quarter              0.05            0.25


           Fiscal 2001:
                 First Quarter                0.10            0.25
                 Second  Quarter              0.07            0.15625
                 Third Quarter                0.05            0.59
                 Fourth Quarter               0.075           0.17


--------------------

*        These quotations reflect inter-dealer  prices,  without retail mark-up,
         mark-down,   or   commission   and  thus  may  not   represent   actual
         transactions.

         At September 30, 2002, there were approximately 417 holders of record of the Common Shares of the Company.

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

         From October 1, 1997 through September 30, 2002, the Company issued the following securities without registration under the Securities Act of 1933:

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

         (7) 100,000 Common Shares during the first fiscal quarter of 2002 to Roy Pardini for consulting services and 25,000 to George Mueller for consulting services rendered during the quarter. These shares we issued under the Section 4(2) exemption of the Securities Act.

         (8) 830,000 Common Shares during the second fiscal quarter of 2002 to Company executives as bonuses. These shares were issued under the Section 4(2) exemption of the Securities Act.

         (9) 727,600 Common Shares during the third fiscal quarter to Company executives as bonuses and 100,000 common shares to Venture Capital Partners as incentive bonus to raise capital On behalf of the Company. These shares were issued under the
                  Section 4(2) exemption of the Securities Act.

                  150,000 Common Shares during the fourth fiscal quarter to the principals of CompuSolutions, Inc. for computer consulting services rendered prior to the Company's acquisition of CompuSolutions, Inc. These shares were issued under the
                  Section 4(2) exemption of the Securities Act.

         (10) 600,000 Common Shares during the fourth fiscal quarter in connection with the acquisition of CompuSolutions, Inc. These shares were issued under the Section 4(2) exemption of the Securities Act.

         (11) 100,000 Common Shares during the fourth fiscal quarter to a Company Executive as a bonus. 100,000 Common Shares to Bill Hardy for services rendered as a consultant. These shares Were issued und the Section 4(2) exemption of the Securities Act.

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

Results of Operations

Overview.

Through the first quarter of fiscal 2001, the Company operated "Buy Here - Pay Here" used car dealerships which underwrote, financed and serviced retail installment contracts generated by sales of used cars by the Company's dealerships. The installment contracts were sold, at a 45% discount to AutoCorp Financial Services, a subsidiary of the Company, which retains principal, interest and earned discount on the contracts. Effective January 1, 2001, the Company sold the assets of the used car dealerships but continued to purchase contracts under the same terms. During the second fiscal quarter of 2002, the Company re-entered the used automobile segment as an operating division of AutoCorp Financial Services and expects to remain active in this segment for the long term.

Also during the second quarter of fiscal 2002, the Company increased its activity in the purchase and sale of automobile installment notes. Generally these are seasoned notes that are purchased at 60% to 70% of principal value and sold to third parties at 80% to 100% of principal value. The service functions are generally retained by the Company for fees averaging three percent of the outstanding principal balance of the serviced portfolio. Servicing fees are charged and collected on a monthly basis when collections are remitted to the owner of the portfolio. Management believes that this segment will become a major contributor to its margins in both the near and long term.

In the fourth quarter of fiscal 2002, the Company acquired CompuSolutions, Inc. a developer and marketer of automobile sales and installment note servicing software. The acquisition was accomplished through an exchange of 600,000 Company common shares for 100% of the outstanding shares of CompuSolutions. Management believed that the acquisition could be a significant contributor to its revenue growth over both the near and long terms. However, after market testing the product with a number of dealers in the Dallas area, it was determined that the software products were not ready for general release. Because of the unexpected significant amounts of capital that are required to develop the software to a point ready for general release to the end users, the Company terminated its investment in CompuSolutions during the first quarter of 2003 by returning the shares of CompuSolutions received and obtaining the Company's shares issued in the acquisition. The return of the shares resulted in a loss of approximately three cents per share ($18,000) and will be reported in the Company's 10-QSB filing for the first fiscal quarter of 2003.

General Discussion

Revenues for the fiscal year ended September 30, 2002 were $2,426,763 which consisted of approximately $1,981,712 in used automobile sales, $443,622 in servicing fees and loans sales and $1,429 in other. This is compared to $762,492 of servicing fees and finance income for the fiscal year ended September 30, 2001. The increase in revenue over the prior year is attributable to re-entry into the used automobile segment and increased activity in the note purchase and sale segments beginning in the second fiscal quarter. Servicing fees for the year ended September 30, 2002 were comparable to those of the prior year.

Gross profit for the year ended September 30, 2002 was $1,207,575 compared to $724,888 for the year ended September 30, 2001. Gross margins for the year ended September 30, 2002 consisted of approximately $793,000 for the used automobile segment and $413,000 for the loan sale and servicing segment. Gross profit as a percentage of net revenues was 40% and 93% for the year ended September 30, 2002 for the auto and servicing segments, respectively. For the prior year, this figure was 95%. The margin in total for the current year are substantially lower than as those in the prior year as a result of the Company's re-entry into the used automobile segment which typically has significantly lower margins than the servicing segment.

Selling, general and other administrative operating expenses were 74.4% of net revenues for the year ended September 30, 2002 compared to 207.7% for the prior year. The decrease in the percentage is a result of increased revenues in fiscal 2002 over fiscal 2001. These numbers reflect an overall improvement in the year-over-year percentage of sales relationship. However, the absolute level of spending increased from approximately $1,584,000 for the year ended September 30, 2001 to $1,806,000 for the year ended September 30, 2002 as a result of the additional overhead incurred as a result of the Company's re-entry into the used automobile sector. These expenses should remain relatively constant in the future in line with the Company's continued stabilization in personnel, facilities, and general operating costs.

Interest expense increased from $11,937 in fiscal 2001 to $58,460 for fiscal 2002 as a direct result of the Company's continuing need to borrow funds for its working capital requirements during the current fiscal year.

The provision for uncollectible accounts increased from zero in fiscal 2001 to $1,056,064 in fiscal 2002. This is a result of a write-off of the remaining automobile receivables acquired by the Company in connection with the October 2000 restructuring transaction with AutoPrime. These receivables were held by AutoPrime as past due or delinquent accounts. Management believed that these notes could be fully or partially collected based on its collection results in the past. Of the approximately $3,000,000 in notes acquired from AutoPrime, the Company collected or sold at a substantial discount approximately $2,000,000 and has written off the remaining balance at September 30, 2002.

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

One year later during the second quarter of fiscal 2002, the Company was able to obtain floor plan financing from private sources and re-entered the used automobile segment.

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


As a result of the completion of the exchange with AutoPrime and PFG, management believes there will be opportunities to acquire capital from alternate sources and proceed to implement its current plan of establishing small used auto dealerships locally, acquiring and selling note portfolios and increasing servicing income by offering collection services to third parties. During the course of fiscal 2001 the Company had negotiated agreements with a number of private institutional and individual investors to raise additional working and investment capital. However, as a result of the events on September 11, 2001 and thereafter, most of those agreements were not consummated. In its continuing effort to raise additional capital, as of the date of this filing, the Company has held discussions with several private individuals and venture capital firms regarding investment but no definitive agreements have been completed In addition, the Board of Directors continues to consider additional possibilities for developing new business opportunities and acquiring new capital for working capital purposes and the acquisition of interests in existing profitable businesses whose long term plans are attractive to and consistent with those of the Company.

The Company's revenues have declined during the first two months of fiscal 2003 as a result of the seasonal decline in the automobile segment. The Company's sources of revenues at the present time are used automobile sales, servicing fees on contracts owned by third parties and finance income on notes purchased from third parties. Additional revenues have arisen from the sale of notes that were included in the Company's note portfolio at September 30, 2002

Cash used by continuing operations during the year ended September 30, 2002 increased to $387,869 from cash provided by operations of $98,931 for the prior year. This reflects the impact of the re-capitalization that took place in October 2000, the Company's re-entry into the used automobile segment which requires significant amounts of cash, and an overall increase in the Company's operating levels. Net cash used in investing activities decreased from $237,627 to $37,489 as a result of the decrease in repayments on the related party note receivable and the purchase of various fixed assets during fiscal year 2002 primarily for office and computer equipment relating to the Company's relocation to new offices in Frisco,TX . Net cash provided by financing activities was $403,414 for fiscal 2002 compared to $125,000 in fiscal 2001 primarily resulting from increases in borrowings from shareholders to supplement operating capital.

The Company's debt to its shareholders at September 30, 2002 was approximately $492,500 which is due at various dates through October 2003 with interest rates ranging from 12% to 14%. The Company expects to renew the debt as it comes due during fiscal 2003 or replace it with borrowings from conventional commercial sources. The Company also has a line of credit that provides advances for the acquisition of notes receivable. The line bears interest at the rate of the underlying notes and does not have a specified maturity date.

The Company expects to meets its operating cash needs of approximately  $400,000
in  fiscal  2003  through   additional   borrowings  from  its  shareholders  or
debt/equity funding(s) from conventional sources.

There can be no assurance that the Company will be able to meet its operating capital needs without the acquisition of significant additional capital. The Company continues to investigate sources of additional capital to supplement is current operating capital requirements and to fully implement its current business plan. There is no assurance the Company will be able to acquire additional capital, or obtain it on terms favorable to the Company.



CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies are as follows:

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issued No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party's performance is complete or the date on which it is probable that performance will occur.


EFFECT OF INFLATION

         The Company does not expect any material negative effect to operations from an increase in the inflation rate.

Item 7.  Financial Statements

         The following financial statements are attached to and filed as part of this report:

         Consolidated Balance Sheets - September 30, 2002 and 2001

         Consolidated Statements of Operations For the Years Ended September 30, 2002 and 2001.

         Consolidated Statement of Changes in Shareholders' Equity For the Years Ended September 30, 2002 and 2001.

         Consolidated Statements of Cash Flows For the Years Ended September 30, 2002 and 2001.

         Notes to Consolidated Financial Statements

Item 8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure - N/A

PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

         The executive officers and Directors of the Company, as of December 7, 2002, are:

    Name             Age           Position                       Director Since
    ----             ---           --------                       --------------

James Parmley        58       President and Chief Executive             2002
                               Officer; Director*

William O. Merritt   58       Director**                                2000

Terri Ashley         48       Vice President - Investor                 2001
                              Relations***

William G. Hamilton  52       Chief Financial Officer, Director****     2001

-----------------
*        Elected President and a Director in May 2002.
**       Elected a Director in May 2000.
***      Elected Vice President - Investor Relations in Jan 2001.
**** Elected Chief Financial Officer in December 2000, elected Director in September 2001

         A brief statement setting forth the principal occupation and certain other information for each of them is set forth below.

         James Parmley began his career working in a number of positions with GMAC. He then became owner and general manager of Murphy Oldsmobile/Cadillac until that business was sold and became vice president of lending with Republic Bank and then Bank of Texas to manage their installment loan divisions. In 1994, Mr. Parmley formed National Loan Star Acceptance, a company that originated and serviced over $50 million in non-prime auto loans for major financial institutions like Ft. Worth National Bank, Legacy Bank and Unity Bank. As president of National Loan Star, Mr. Parmley forged new relationships with groups of regional credit unions and helped them to create a unique loan purchasing participation strategy. During the last few years at Loan Star, he generated in excess of $25 million in credit union participations in auto loans. Mr. Parmley brought his system and several million dollars in portfolio servicing business to the Company.

         William O. Merritt has been with the Company in various capacities since 1998 and was formerly president of the Merritt Group which owned and operated used automobile dealerships in Arizona and New Mexico. He served as Chief Executive Officer of the Company from July through December 1997 and from June though August 1998.

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


         William Hamilton, a CPA, has been with the Company since April 2000 primarily as an independent contractor to help the Company with its SEC filings.
He was elected as an officer in December of 2000 and became a director in September 2001. Mr. Hamilton had been an independent accounting contractor since
June of 1996.

         The Company's governing documents provide that there must be at least one Director. In addition, the Bylaws authorize the Board of Directors to act by resolution to increase or decrease the number of Directors. The present number of authorized Directors is three.

         We  presently   contemplate  that  should  a  2003  Annual  Meeting  of
Shareholders  be held,  the newly elected  Directors  will hold a regular annual meeting  of the Board of  Directors.  If a  regular  meeting  is not  held,  the
Directors will sign a unanimous  consent in lieu of holding the meeting and will re-elect the current officers to the same positions for the coming year.

Item 10. Executive Compensation

         Executive Officers. The table below shows cash and stock compensation paid during the last three years to each of the three persons who served as Chief Executive Officer since fiscal 2000. None of the next four most highly compensated officers serving on September 30, 2002, received more than $100,000 for fiscal 2002.

                                                                                  Long Term Compensation
                                                                                    Awards              Payouts
                                                                         -----------------------------------------
                                                                                        Securities
                                          Annual Compensation              Restricted   Underlying
                               -------------------------------------------
Name and                Fiscal                             Other Annual       Stock     Options/         LTIP       All Other
Principal Position       Year      Salary        Bonus     Compensation      Awards          SARs       Payouts   Compensation
---------------------------------------------------------------------------------------------------------------------------------
James R. Parmley         2002   $ 80,000      $   --       $      --      $19,000        $   --        $   --     $       --
CEO

Charles Norman           2002   $ 93,135      $   --       $      --      $16,380        $   --        $   --     $       --
CEO & President          2001   $225,500      $100,000     $     7,200    $  --          $   --        $   --     $       --
                         2000   $144,500      $ 48,266     $      --      $  --          $   --        $   --     $       --

On December 30, 1998, the Company established Voting Trust I with Mr. Norman as Trustee, and placed 350,000 Common Shares in it for the benefit of officers of the Company to be named in the future. The Board of Directors has determined that the need for this trust has expired and therefore returned the shares to the Company.

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

As of September 30, 2002, 1,920,426 shares had been issued under the Plan, 75,869 options were outstanding, and 3,705 shares were available for future issuance.

         Compensation of Directors. No Directors fees were paid during fiscal 2001.

         Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder require that directors and executive officers of the Company and beneficial owners of greater than 10% of the Company's Common Stock file various reports with the Securities and Exchange Commission (the "SEC"). The Company has reviewed its files with respect to fiscal 2002. The following persons and trusts did not file a Form 3 but did report the same information on a Form 5 that was timely filed: William Hamilton when he became an officer; Terri Ashley when she became an officer; and Voting Trust I, Voting Trust II and Exchange Trust when they became a beneficial owner of greater than 10% of the Company's Common Stock.

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

         As of September 30, 2001, Mr. Norman, in his capacity as Trustee of the three trusts, beneficially owns a total of 834,563 Common Shares. This is 17.8% of the 4,683,234 Common Shares that, according to the Company's stock transfer agent, were outstanding as of September 30, 2001. As a result of the termination of the trust(s), these shares were returned to the Company during fiscal year 2002.

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

         Name and Address              Amount and Nature of         Percent
         of Beneficial Owner           Beneficial Ownership (1)     of Class (1)
         -------------------           ------------------------     ------------

         Charles Norman, Trustee            834,563 (1)                17.8%
         300 N. Coit Rd.
         Suite 830
         Richardson, Texas 75080

(1) As part of a transaction on December 31, 1998, the Company entered into three trust agreements dated as of December 30, 1998, with Mr. Norman, as Trustee under Voting Trust Agreement I, Voting Trust Agreement II and Exchange Trust Agreement. Certain shares were placed in each trust on that date. As of April 12, 1999, the parties created an additional purpose for Exchange Trust and allocated certain of the shares in Exchange Trust to it. Mr. Norman was the sole trustee and had sole voting power. As a result of the October 1, 2000 transaction with AutoPrime, the purpose for the trusts no longer exists. Therefore the trusts have been terminated and the shares returned to the Company.

The following table sets forth certain information, as of September 30, 2002, concerning the beneficial ownership of Common Stock by all Directors and nominees, certain executive officers, all Directors and executive officers of the Company, as a group, and each person who beneficially owns more than 5% of the 6,591,968 outstanding shares of Common Stock, $.001 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated;



             Title of
               Class             Name and          Amount and
                                Address of          Nature of       Percent
                                Beneficial         Beneficial         of
                                  Owner               Owner          Class
             ------------------------------------------------------------------

             Common   James R Parmley, CEO          500,000          7.58%
                      1701 Legacy Dr.
                      Suite 2200
                      Frisco, TX 75034

             Common   Certain Executive           1,007,886         15.28%
                      Officers as a Group

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits - N/A

(b)      Reports on Form 8-K
         Form 8-K filed June 25, 2002 regarding resignation of Charles Norman, President & CEO for personal health reasons.


Item 14. Controls and Procedures

         Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  January 10, 2003                   AUTOCORP EQUITIES, INC.

                                          (Registrant)

                                           /s/ James Parmley
                                          --------------------------------------
                                          Chief Executive Officer


                                           /s/ Jerry Hamilton
                                          --------------------------------------
                                          Chief Financial Officer

CERTIFICATIONS

I, James Parmley, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of AutoCorp Equities, Inc. a Nevada corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003

/s/ James Parmley
--------------------------------------
James Parmley, Chief Executive Officer
Principal Executive Officer

I, Jerry Hamilton, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of AutoCorp Equities, Inc, a Nevada corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003

/s/ Jerry Hamilton
---------------------------------------
Jerry Hamilton, Chief Financial Officer
Principal Financial Officer

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001



                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT                                               F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                             F-3

   Consolidated Statements of Operations                                   F-5

   Consolidated Statement of Changes in
     Shareholders' Equity (Deficit)                                        F-7

   Consolidated Statements of Cash Flows                                   F-9

   Notes to Consolidated Financial Statements                              F-12

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
AutoCorp Equities, Inc.

We have audited the accompanying consolidated balance sheets of AutoCorp Equities, Inc. and subsidiaries (the "Company") as of September 30, 2002 and September 30, 2001 and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoCorp Equities, Inc. and subsidiaries as of September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit at September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ KING GRIFFIN & ADAMSON P.C.
                                                 -------------------------------

Dallas, Texas
December 13, 2002

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2002 and 2001


                                     ASSETS
                                     ------

                                                          2002           2001
                                                       ----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                           $   18,016     $   39,960
   Notes receivable held for sale,
     net of allowances of $48,475
     and $4,178,297                                       234,308      1,442,592
   Automobile inventory                                    35,751           --
   Prepaid expenses                                        31,272           --
                                                       ----------     ----------

       Total current assets                               319,347      1,482,552

PROPERTY AND EQUIPMENT:
   Furniture and fixtures                                   3,448          3,448
   Office equipment                                       230,061        191,597
   Computer equipment                                      11,067         20,356
   Automobiles                                               --           31,500
   Leasehold improvements                                  17,053          8,739
                                                       ----------     ----------

                                                          261,629        255,640
   Less accumulated depreciation
     and amortization                                     223,764        186,254
                                                       ----------     ----------

       Total property and equipment, net                   37,865         69,386

NOTE RECEIVABLE - OTHER                                    30,587        150,000

PURCHASED SOFTWARE                                        108,000           --

OTHER ASSETS                                                2,812          2,812
                                                       ----------     ----------

           Total assets                                $  498,611     $1,704,750
                                                       ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

                           September 30, 2002 and 2001



                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                        2002            2001
                                                   ------------    ------------
CURRENT LIABILITIES:
   Line of credit                                  $     45,978    $       --
   Notes payable to shareholders                        297,437         125,000
   Accounts payable and accrued expenses                146,875         247,251
   Sales tax payable                                     22,616          78,187
   Servicing collections payable                        131,238            --
                                                   ------------    ------------

       Total current liabilities                        644,144         450,438

NON-CURRENT NOTE PAYABLE TO SHAREHOLDER                 195,000            --

COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 11)

SHAREHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, no par value,
   5% non-cumulative; liquidation preference
   of $14.64 per share; 10,000,000 shares
   authorized, 1,612,083 shares issued and
   outstanding                                          352,643         352,643
Common stock, par value $.001; 110,000,000
   shares authorized, 8,408,968 and 6,510,931
   shares issued at September 30, 2002 and 2001           8,408           6,511
Additional paid-in-capital                           11,740,886      11,701,309
Treasury stock, at cost, 1,817,000 shares              (399,740)       (399,740)
Accumulated deficit                                 (12,042,730)    (10,178,911)
Shares in trust                                            --          (227,500)
                                                   ------------    ------------

       Total shareholders' equity (deficit)            (340,533)      1,254,312
                                                   ------------    ------------

           Total liabilities and shareholders'
              equity (deficit)                     $    498,611    $  1,704,750
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the Years Ended September 30, 2002 and 2001

                                                        2002            2001
                                                   ------------    ------------
NET REVENUES
   Used automobiles                                $  1,981,712    $       --
   Note receivable sales and servicing                  443,622         762,492
   Other                                                  1,429            --
                                                   ------------    ------------
       Total net revenues                             2,426,763         762,492

COST OF REVENUES
   Used automobiles                                   1,188,305            --
   Note receivable sales and servicing                   30,883          37,604
                                                   ------------    ------------

       Total cost of revenues                         1,219,188          37,604
                                                   ------------    ------------

       Gross profit                                   1,207,575         724,888

SELLING, ADMINISTRATIVE AND OTHER
   OPERATING EXPENSES                                 1,806,182       1,583,870

PROVISION FOR UNCOLLECTIBLE NOTES                     1,056,064            --
                                                   ------------    ------------

       Total operating expenses                       2,862,246       1,583,870
                                                   ------------    ------------

       Operating loss                                (1,654,671)       (858,982)

INTEREST EXPENSE                                        (58,460)        (11,937)

WRITE DOWN OF NOTE RECEIVABLE - OTHER                  (119,413)           --

OTHER INCOME (EXPENSES), net                            (31,275)        (11,392)
                                                   ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS AND
   EXTRAORDINARY ITEM                                (1,863,819)       (882,311)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT               --        26,535,028

LOSS OF SALE OF ASSETS OF DISCONTINUED
   SEGMENT, net of income taxes of $0                      --          (318,844)

LOSS FROM DISCONTINUED OPERATIONS, net of
   income taxes of $0                                      --           (92,950)
                                                   ------------    ------------

       Net income (loss)                           $ (1,863,819)   $ 25,240,923
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

                 For the Years Ended September 30, 2002 and 2001




NET LOSS FROM CONTINUING OPERATIONS PER SHARE,
   basic and diluted                             $       (0.36)   $       (0.20)

LOSS FROM DISCONTINUED OPERATIONS                         --              (0.09)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT              --               5.90
                                                 -------------    -------------

NET INCOME (LOSS) PER SHARE, basic and diluted   $       (0.36)   $        5.61
                                                 =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
   basic and diluted                                 5,138,943        4,495,468
                                                 =============    =============




















The accompanying notes are an integral part of these consolidated financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                 For the Years Ended September 30, 2002 and 2001


                             Preferred Stock                Common Stock
                       ---------------------------   ---------------------------    Additional         Stock
                                           Par                            Par        Paid-in       Subscriptions
                          Shares          Value         Shares           Value       Capital        Receivable
                       ------------   ------------   ------------   ------------   ------------    ------------
Balance at
September 30, 2000             --     $       --        6,189,971   $      6,190   $ 11,555,415    $    (10,000)

Shares issued
in exchange for
note receivable                --             --          217,391            217        149,783            --

Shares issued
for services                   --             --          103,569            104          6,111            --

Shares returned from
AutoPrime (see Note 5)         --             --             --             --             --              --

Shares issued to
AutoPrime (see Note 5)    1,612,083        352,643           --             --             --              --

Write-off of
subscriptions
receivable                     --             --             --             --          (10,000)         10,000

Net income                     --             --             --             --             --              --
                       ------------   ------------   ------------   ------------   ------------    ------------

Balance at
September 30, 2001        1,612,083   $    352,643      6,510,931   $      6,511   $ 11,701,309    $       --
                       ============   ============   ============   ============   ============    ============

                          Shares
                            in          Treasury     Accumulated
                          Trust          Stock         Deficit         Total
                       ------------   ------------   ------------   ------------

Balance at
September 30, 2000     $   (227,500)  $       --     $(35,419,834)  $(24,095,729)

Shares issued
in exchange for
note receivable                --             --             --          150,000

Shares issued
for services                   --             --             --            6,215

Shares returned from
AutoPrime (see Note 5)         --         (399,740)          --         (399,740)

Shares issued to
AutoPrime (see Note 5)         --             --             --          352,643

Write-off of
subscriptions
receivable                     --             --             --             --

Net income                     --             --       25,240,923     25,240,923
                       ------------   ------------   ------------   ------------

Balance at
September 30, 2001     $   (227,500)  $   (399,740)  $(10,178,911)  $  1,254,312
                       ============   ============   ============   ============


The accompanying notes are an integral part of this consolidated financial statement.




                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (Continued)

                 For the Years Ended September 30, 2002 and 2001




                             Preferred Stock                Common Stock
                       ---------------------------   ---------------------------    Additional
                                           Par                           Par         Paid-in
                          Shares          Value         Shares          Value        Capital
                       ------------   ------------   ------------   ------------   ------------

Balance at
September 30, 2001        1,612,083   $    352,643      6,510,931   $      6,511   $ 11,701,309

Cancel remaining
shares in trust                --             --         (834,563)          (835)      (226,665)

Shares issued
for services                   --             --        2,132,600          2,132        158,842

Shares issued in
                                connection with
CompuSolutions
acquisition                    --             --          600,000            600        107,400

Net loss                       --             --             --             --             --
                       ------------   ------------   ------------   ------------   ------------

Balance at
September 30, 2002        1,612,083   $    352,643      8,408,968   $      8,408   $ 11,740,886
                       ============   ============   ============   ============   ============


                          Shares
                            in          Treasury     Accumulated
                          Trust          Stock         Deficit         Total
                       ------------   ------------   ------------   ------------

Balance at
September 30, 2001     $   (227,500)  $   (399,740)  $(10,178,911)  $  1,254,312

Shares issued
Cancel remaining
shares in trust             227,500           --             --             --

Shares issued
for services                   --             --             --          160,974

Shares issued in
                                connection with
CompuSolutions
acquisition                    --             --             --          108,000

Net loss                       --             --       (1,863,819)    (1,863,819)
                       ------------   ------------   ------------   ------------

Balance at
September 30, 2002     $       --     $   (399,740)  $(12,042,730)  $   (340,533)
                       ============   ============   ============   ============



The accompanying notes are an integral part of this consolidated financial statement.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Years Ended September 30, 2002 and 2001


                                                           2002            2001
                                                      ------------    ------------
Cash Flows From Operating Activities:
Net income (loss)                                     $ (1,863,819)   $ 25,240,923
Income (loss) from discontinued operations                    --           (92,950)
Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
     Depreciation and amortization                          47,233          48,508
     Loss (gain) on disposal of assets                      26,775         (11,392)
     Write down of note receivable - other                 119,413            --
     Gain on extinguishment of debt                           --       (26,535,028)
     Loss on sale of assets of discontinued
       segment                                                --          (318,844)
     Stock issued for services                             160,974           6,215
     Provision for uncollectible notes                   1,056,064            --
     Changes in:
       Notes receivable                                    152,220       1,659,568
       Prepaid expenses                                    (31,272)          7,123
       Automobile inventory                                (35,571)           --
       Other assets                                           --             1,150
       Accounts payable and accrued expenses               (95,553)         15,471
       Sales tax payable                                   (55,571)         78,187
       Servicing collections payable                       131,238            --
                                                      ------------    ------------

   Net cash provided (used) by continuing
     operating activities                                 (387,869)         98,931

     Net cash used in discontinued operations                 --           (52,518)
                                                      ------------    ------------

   Net cash provided (used) by operating activities       (387,869)         46,413

Cash flows from investing activities:
   Capital expenditures                                    (37,489)        (45,588)
   Net repayments on note receivable, related party           --          (192,039)
                                                      ------------    ------------

   Net cash used in investing activities                   (37,489)       (237,627)

The accompanying notes are an integral part of this consolidated financial statement.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

                 For the Years Ended September 30, 2002 and 2001


                                                           2002         2001
                                                         ---------    ---------
Cash flows from financing activities:
   Principal payments on notes payable to
     shareholders                                        $ (77,564)   $    --
   Proceeds from notes payable to shareholders             435,000      125,000
   Net advances on line of credit                           45,978         --
                                                         ---------    ---------

   Net cash provided by financing activities               403,414      125,000
                                                         ---------    ---------

Net decrease in cash and cash equivalents                  (21,944)     (66,214)

Cash and cash equivalents, beginning of year                39,960      106,174
                                                         ---------    ---------

Cash and cash equivalents, end of year                   $  18,016    $  39,960
                                                         =========    =========

Supplemental disclosures of cash flow information:
   Cash paid for interest                            $  58,460    $  11,937
                                                     =========    =========

   Cash paid for income taxes                        $    --      $    --
                                                     =========    =========

Non-cash investing and financing transactions:

         During the year ended September 30, 2002, the Company issued 2,732,600 shares of common stock valued at $268,974 of which $86,225 was for employee compensation, $74,749 for consulting services and $108,000 was for acquisitions.

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

                 For the Years Ended September 30, 2002 and 2001



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

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 1. ORGANIZATION

AutoCorp Equities, Inc. (the "Company") was incorporated in Colorado on January 2, 1986 under the name Vivatae, Inc. and completed its initial public offering in May, 1986. After several name changes, in 1996 the Company changed its name to AutoCorp Equities, Inc. and began selling and financing automobiles. The Company, headquartered in Frisco, Texas, currently owns and operates one loan servicing center in Dallas, Texas and one independent automobile dealership in Dallas, Texas and one independent automobile dealership in Garland, Texas. Through used car sales, the dealership originates non-prime retail installment contracts secured by automobiles and light-duty trucks. As a result of the inability of the Company to obtain financing to purchase used car inventories, the Company discontinued its automobile operations as of the end of the fiscal first quarter of 2001. As a result of improving business conditions and the Company's ability to raise capital from private sources, the Company re-entered the automobile purchasing and selling segment during the second fiscal quarter of 2002.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

Notes Receivable
----------------

All notes receivable are classified as held for sale (except Note Receivable - Other) and are stated at the lower of cost or net realizable value.

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

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation and amortization is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally three years for automobiles, five years for office and computer equipment, and seven years for furniture and fixtures and the lesser of seven years or the lease term for leasehold improvements.

Concentrations
--------------

There is significant credit risk with respect to notes receivable due to the sub-prime credit of the Company's customers and its concentration of servicing activity primarily with one client.

Revenue Recognition
-------------------

Revenues from automobile sales are generally recognized when possession of the automobile changes. Service fees are based on a percentage of collections and are earned as the underlying notes are collected. Interest income is recognized as collected rather than on the interest income method, as ultimate collection of notes receivable and related interest is uncertain.

Income Taxes
------------

The Company records its taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, including operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issued No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party's performance is complete or the date on which it is probable that performance will occur.

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

Common equivalent shares are not included in the diluted net loss per share as the effect would be anti-dilutive for both periods presented.

Fair Value of Financial Instruments
-----------------------------------

The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. The notes receivable have been reduced to their estimated fair value. The recorded balance of notes payable and line of credit are estimated to be fair value since the rates approximate current market rates.

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

Servicing Collections Payable
-----------------------------

Servicing collections payable represents amounts collected by the Company under servicing agreements that are to be submitted to the note holder.

Consolidated Basis
------------------

The consolidated financial statements of the Company include the accounts of AutoCorp Equities, Inc., ("AutoCorp"), AutoCorp Financial Services ("AFS"), Circus Motors ("Circus") through December 31, 2000 and ACE Motors, Inc. ("ACE") through December 31, 2000. All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications
-----------------

Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentation.

NOTE 3. GOING CONCERN UNCERTAINTY

During the years ended September 30, 2002 and 2001, the Company's operations were negatively impacted by the poor performance of its automobile sales and financing subsidiaries. The Company's loss from continuing operations was $1,863,819 and $882,311 for the years ended September 30, 2002 and 2001, respectively, and the Company used cash in operations of $387,869 during the year ended September 30, 2002. Additionally, at September 30, 2002 the Company has a working capital deficit of $519,797.

Management plans to return to profitability by continuing its efforts to raise additional capital to purchase, service and sell new sub-prime notes and obtain new servicing clients. In addition the Company has re-entered the used automobile segment.

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

NOTE 5. DISCONTINUED OPERATIONS

Effective January 1, 2001 the Company sold substantially all of the assets of ACE, its used car operations, to the existing management of this segment in exchange for a $716,190 note receivable. During the quarter ended September 30, 2001, the Company determined this note to be uncollectible and therefore wrote off the remainder of approximately $650,000 that had not yet been collected. The disposition took place as a result of continuing losses in that segment and the Company's inability to raise the capital required to continue the operations of the segment on a profitable basis. This disposition has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. The sale of the assets and transfer of the liabilities to the purchaser resulted in a net loss of approximately $319,000.

At January 1, 2001 (the date of the disposition), the net current assets and net long-term assets of the discontinued segment were as follows:

                                                                      January 1,
                                                                         2001
                                                                      ----------

Cash                                                                  $    9,060
Accounts receivable                                                      245,636
Inventory                                                                274,504
Other assets                                                              29,387
                                                                      ----------

   Total current assets                                                  558,587

Accounts payable                                                          37,105
Accrued expenses                                                         147,433
                                                                      ----------

   Total current liabilities                                             184,538
                                                                      ----------

   Total net current assets of discontinued
     operations                                                       $  374,049
                                                                      ==========


Property & equipment, net                                             $   11,910

Contingent liabilities                                                      --
                                                                      ----------

   Total net long-term assets of discontinued
     operations                                                       $   11,910
                                                                      ==========

The operating results of this segment are:

                                                                        Three
                                                                        months
                                                                        ended
                                                                      January 1,
                                                                         2001
                                                                      ----------

Net revenues                                                          $  361,069
Cost of revenues                                                         266,429
                                                                      ----------

Gross profit                                                              94,640

Selling, administrative and other operating expenses                     187,590
                                                                      ----------

Net loss from discontinued operations                                 $   92,950
                                                                      ==========


NOTE 6. NOTES RECEIVABLE

Notes receivable consist of the following at September 30, 2002 and 2001:

                                                         2002           2001
                                                     -----------    -----------

Notes receivable from individuals, secured
by autos, interest from 24% to 27% in
36-month terms                                       $   282,883    $ 5,620,889

Provision for doubtful accounts and discounts            (48,575)    (4,178,297)
                                                     -----------    -----------

                                                     $   234,308    $ 1,442,592
                                                     ===========    ===========

Note receivable from third party, unsecured,
interest free through December 31, 2001; 12%
annually  thereafter,  due in full  July 13,
2005  (net  of   reserve  of   $119,413   at
September 30, 2002 as discussed in Note 16)          $    30,587   $    150,000
                                                     ===========   ============

NOTE 7. SALES TAX PAYABLE

In the process of selling cars, sales tax is added to the financing agreements between the Company and its customers. The Company estimates, and has recorded, a sales tax liability of $22,616 and $78,187 at September 30, 2002 and 2001, respectively, for the remaining balances due on the related installment note portfolio. The Company currently pays sales taxes as proceeds are collected under the financing agreements.


NOTE 8. INCOME TAXES

The Company has incurred net tax losses of approximately $12,000,000 since inception. The Company has not yet filed tax returns for the years ended after September 30, 1997 and therefore has not determined the amount of loss which may be used to offset future taxable income.

The deferred tax asset recorded at statutory rates for the net operating losses is approximately $4,000,000 at September 30, 2002. The Company's net operating loss carryforwards expire by 2022. The Company has provided a valuation allowance for the total amount of the deferred tax asset since the Company has not yet developed a history of profitable operations and utilization of the loss carryforwards cannot be reasonably assured.


NOTE 9. LINE OF CREDIT

During fiscal year 2002, the Company entered into a line of credit agreement not to exceed $2,000,000 with an institutional lender. Advances under the line are collateralized by notes receivable executed by the Company for sales of used automobiles. The line bears interest at the same rates as the underlying contracts which vary between 18% and 24%, has no stated maturity date and is repaid from collections on or sales of the underlying notes. At September 30, 2002 $45,978 has been advanced to the Company under the agreement.


NOTE 10. NOTES PAYABLE TO SHAREHOLDERS

Notes payable to shareholder consist of the following at September 30, 2002 and 2001:

                                                               2002       2001
                                                             --------   --------
Note payable, original principal amount $125,000,
   interest only at 12%, principal payable on
   demand. Secured by 181,159 shares of the
   Company's common stock.                                   $125,000   $125,000

Note  payable,   original  principal  amount $100,000,
   14% interest,  payable in 24 equal installments
   of $4,465  including  interest, final  installment
   due 12/12/02.  Secured by 200,000  shares  of  the
   Company's   common stock.                                 $ 22,437      --

Note payable, original principal amount $200,000,
   interest only at 12%, principal payable in full
   October 11, 2003. Secured by 200,000 shares of
   the Company's common stock, installment
   contracts equal to the principal value of the
   note and automobiles purchased with the proceeds
   of the note.                                              $195,000      --

Note payable, original principal amount $150,000,
   interest only at 12%, principal due in full
   August 31, 2003. Secured by shares of the
   Company's common stock or installment contracts
   equal to the unpaid principal balance of the note.        $150,000      --
                                                             --------   --------
                                                             $492,437   $125,000
                                                             ========   ========


NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company leases office space, a collection center and certain equipment under non-cancelable operating lease agreements which expire on various dates through July 2007. Future minimum annual payments required under the leases are as follows as of September 30, 2002:

        Years ending
        September 30,

            2003                                             $ 248,261
            2004                                               192,362
            2005                                               123,625
            2006                                               123,625
            2007                                                82,417
                                                             ---------

                                                             $ 770,290
                                                             =========

Rent expense totaled $113,601 and $199,841 for the years ended September 30, 2002 and 2001, respectively.

From time to time in the ordinary course of business, the Company is involved in litigation. In the estimation of both management and legal counsel, the ultimate result of any litigation would not have a material adverse effect on the consolidated financial statements.


NOTE 12. STOCK OPTION PLAN

The Company has a non-qualified stock option plan (the "Plan") that was adopted by the Board of Directors in March 1997. The Plan, as authorized, provides for the issuance of up to 2,000,000 shares of the Company's stock. Persons eligible to participate in the Plan as recipients of stock options include full and part-time employees of the Company, as well as officers, directors, attorneys, consultants and other advisors to the Company or affiliated corporations. The Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. During the year ended September 30, 2002, the Company issued 75,869 in options to an employee. These options have an exercise price of $.03 per share, are immediately exercisable, and do not have a specified expiration date. The Company has recorded compensation expense of $8,346 based on the fair value of the options. As of September 30, 2002, there were 75,869 options outstanding and there were 3,705 options available for future issuance. There were no options outstanding as of September 30, 2001.

The fair value of the options granted during the year ended September 30, 2002 was computed on the grant date using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5%; expected dividend yield of 0%, expected volatility of 217%, and an expected term of one year.

Had compensation expense for the Company's stock option been determined using SFAS No. 123, the Company's net loss would not have differed materially from the net loss presented.


NOTE 13. SHARES HELD IN TRUST

Effective December 31, 1998, the Company created a trust account that was granted 350,000 shares of voting common stock which were recorded at $0.65 per share (approximate market price at December 31, 1998) and were to be distributed to employees of AutoPrime for services. The purpose of the trusts had expired at September 30, 2002 and the underlying shares eliminated.


NOTE 14.  ACQUISITIONS

During the fourth quarter of fiscal 2002, the Company acquired 100% of the outstanding shares of CompuSolutions, Inc. in exchange for 600,000 share of the Company's common shares. The entire purchase price was allocated to software acquired. The transaction was valued at the fair market value of the Company's shares on the date of the transaction, $108,000. During the first quarter of fiscal 2003, the Company and CompuSolutions, Inc. rescinded this transaction. The Company will realize a loss of approximately $18,000 on the return of the Company's shares during the first quarter of fiscal 2003 based on the fair market value of the stock on the date of the rescission.


NOTE 15.  BUSINESS SEGMENTS

At September 30, 2002 the Company had three business segments, used automobile sales, serving and sales of notes receivable and software development and sales. At September 31, 2001, the Company had one segment, servicing and sales of notes receivable.

                                    Revenues      Income (Loss)        Assets
                                 -------------    -------------    -------------
Year ended
September 30, 2002
  Used automobile sales          $   1,981,712    $     239,764    $      48,762
  Servicing and loan sales             443,622       (2,034,464)         335,982
  Software sales                         1,429          (69,119)         113,867
                                 -------------    -------------    -------------

                                 $   2,426,763    $  (1,863,819)   $     498,611
                                 =============    =============    =============


NOTE 16.  SUBSEQUENT EVENT

On November 1, 2002, the Company assigned its interest in a note receivable to one of its shareholders in exchange for the shareholder loaning the Company approximately $88,750 for its working capital needs. The receivable was originally acquired from the shareholder for approximately 217,000 shares of the Company's common shares. The shareholder returned those shares to the Company as part of the loan transaction. As a result, at September 30, 2002, the note receivable has been written down to the fair value of the shares returned to the Company of $30,587.