Form 10QSB
period 2002-12-31
AUTOCORP EQUITIES INC
filed 2003-02-19
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,056,977 shares of Common Stock, $.001 par value, as of December 31, 2002.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 2002 and September 30, 2002

                                     ASSETS
                                                December 31,
                                                      2002         September 30,
                                                 (Unaudited)             2002
                                                -------------      -------------
CURRENT ASSETS:
   Cash and cash equivalents                    $      73,778       $     18,016
   Notes receivable held for sale, net of
    allowances                                        151,993            234,308
  Automobile inventory                                 85,745             35,751
  Prepaid expenses                                     30,189             31,272
  Other receivables                                     3,000               --
                                                -------------      -------------
     Total current assets                             344,705            319,347

PROPERTY AND EQUIPMENT, NET                            39,393             37,865

NOTE RECEIVABLE - OTHER                                  --               30,587

PURCHASED SOFTWARE                                       --              108,000

OTHER ASSETS                                            2,812              2,812
                                                -------------      -------------

       Total assets                             $     386,910       $    498,611
                                                =============      =============











The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                    December 31, 2002 and September 30, 2002

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                 December 31,
                                                       2002       September 30,
                                                  (Unaudited)           2002
                                                 -------------    -------------

CURRENT LIABILITIES:
   Line of credit                                $      31,286    $      45,978
   Notes payable to shareholders                       558,750          297,437
   Accounts payable and accrued expenses               124,604          109,206
   Sales tax payable                                    12,620           22,616
   Servicing collections payable                       215,338          131,238
   Consignment sales payable                           185,724           37,669
                                                 -------------    -------------
       Total current liabilities                     1,128,322          644,144

NON-CURRENT NOTE PAYABLE TO SHAREHOLDERS                  --            195,000

SHAREHOLDERS' DEFICIT:
   Convertible preferred stock, no par value,
    5% non-cumulative; liquidation preference
    of $14.64 per share; 10,000,000 shares
    authorized, 1,612,083 shares issued and
    outstanding                                        352,643          352,643
   Common stock, par value $.001; 110,000,000
    shares authorized, 8,841,368 and 8,408,968
    shares issued at December 31, 2002 and
    and September 30, 2002, respectively                 8,841            8,408
   Additional paid-in capital                       11,792,342       11,740,886
   Accumulated deficit                             (12,356,911)     (12,042,730)
    Treasury stock, at cost, 2,784,391 and
     1,817,000 shares at December 31, 2002 and
     September 30, 2002, respectively                 (538,327)        (399,740)
                                                 -------------    -------------
       Total shareholders' deficit                    (741,412)        (340,533)
                                                 -------------    -------------
       Total liabilities and shareholders'
         deficit                                 $     386,910    $     498,611
                                                 =============    =============






The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

              For the Three Months Ended December 31, 2002 and 2001


                                                         2002           2001
                                                     -----------    -----------

Net revenues
   Used automobiles                                  $   300,502    $      --
   Note receivable sales and servicing                   265,760         76,325
                                                     -----------    -----------
       Total net revenues                                566,262         76,325

Cost of REVENUE
   Used automobiles                                      334,753           --
   Note receivable sales and servicing                    20,024         10,624
                                                     -----------    -----------
       Total cost of revenues                            354,777         10,624
                                                     -----------    -----------
       Gross profit                                      211,485         65,701

Selling, administrative and other
   operating expenses                                    402,497        383,029

WRITE OFF OF NOTES RECEIVABLE                             81,361        379,402
                                                     -----------    -----------
     Total operating expenses                            483,858        762,431
                                                     -----------    -----------
       Operating loss                                   (272,373)      (696,730)

INTEREST expense                                         (23,808)        (4,921)

WRITE OFF OF PURCHASED SOFTWARE                          (18,000)          --
                                                     -----------    -----------
       Net loss                                      $  (314,181)   $  (701,651)
                                                     ===========    ===========


NET LOSS PER SHARE, basic and diluted                $      (.05)   $      (.12)
                                                     ===========    ===========

Weighted average number of shares outstanding,
   basic and diluted                                   6,565,701      5,733,236
                                                     ===========    ===========






The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

              For the Three Months Ended December 31, 2002 and 2001


                                                           2002         2001
                                                         ---------    ---------

Cash Flows From Operating Activities:
   Net loss                                              $(314,181)   $(701,651)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                             774       10,096
     Write off of notes receivable                          81,361      379,402
     Compensation expense recorded for stock
       options issued                                         --          8,345
     Stock issued for services                              29,388       18,750
     Write off of purchased software                        18,000         --
     Changes in:
       Notes receivable held for sale                          954      249,953
     Automobile inventory                                  (49,994)        --
       Other receivables                                     1,511       (3,291)
       Prepaid expenses                                      1,083         --
       Accounts payable and accrued expenses                15,388       29,884
       Sales tax payable                                    (9,996)     (73,892)
       Collections payable                                  84,100         --
       Consignment sales payable                           148,055         --
                                                         ---------    ---------
   Net cash provided by (used in) continuing
    operating activities                                     6,443      (82,404)
                                                         ---------    ---------
Cash Flows From Investing Activities:
   Purchase of property and equipment                       (2,302)        --

Cash Flows From Financing Activities:
   Principal payments on note payable to shareholder       (22,437)      (3,338)
   Net reductions in line of credit                        (14,692)        --
   Proceeds from note payable to shareholder                88,750      100,000
                                                         ---------    ---------
   Net cash provided by financing activities                51,621       96,662
                                                         ---------    ---------

Net increase in cash and cash equivalents                   55,762       14,258

Cash and cash equivalents at beginning of period            18,016       39,960
                                                         ---------    ---------

Cash and cash equivalents at end of period               $  73,778    $  54,218
                                                         =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

              For the Three Months Ended December 31, 2002 and 2001


                                                            2002        2001
                                                         ----------   ---------

Supplemental disclosures of cash flow information:
   Cash paid for interest                                $   23,808   $   4,921
                                                         ==========   =========

   Cash paid for income taxes                            $     --     $    --
                                                         ==========   =========


During the three months ended December 31, 2002, in connection with the termination of its investment in CompuSolutions, Inc. (see Note 7), the Company returned 750,000 shares of its previously outstanding common stock to treasury at a cost of $112,500 (the fair value of the stock on the date of issuance) of which $90,000 was applied to reduce the purchased software to zero and $21,500 was recorded as a reduction of bonus expense during the first quarter of 2003 as these shares were previously issued for bonuses.

On November 1, 2002, the Company assigned its interest in a note receivable to one of its shareholders in exchange for the shareholder loaning the Company $88,750 for working capital needs. The receivable was originally acquired from the shareholder for 217,391 shares of the Company's common shares. The shareholder returned those shares to the Company as part of this transaction and the Company returned the shares to the treasury at the recorded value of the note of $26,087.























The accompanying notes are an integral part of these consolidated financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2002



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

These unaudited consolidated financial statements should be read in conjunction with the Company's annual report of Form 10-KSB for the year ended September 30, 2002.

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

NOTE 2. GOING CONCERN UNCERTAINTY

The Company's loss from continuing operations was $1,863,819 and $882,311 for the years ended September 30, 2002 and 2001, respectively, and $314,181 for the quarter ended December 31, 2002. Additionally, the Company used cash in operations of $387,869 during the year ended September 30, 2002 and provided cash of $6,443 during the quarter ended December 31, 2002. Additionally, at December 31, 2002 the Company has a working capital deficit of $783,617.

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

NOTE 3. NOTES RECEIVABLE

Notes receivable consist of the following at December 31, 2002 and September 30, 2002:

                                                 December 31,      December 30,
                                                      2002              2002
                                                 ------------      ------------

Notes receivable from individuals, secured
by autos, interest from 24% to 27% in
36-month terms                                   $    178,253      $    282,883

Provision for doubtful accounts and discounts         (26,260)          (48,575)
                                                 ------------      ------------

                                                 $    151,993      $    234,308
                                                 ============      ============

NOTE 4. SALES TAX PAYABLE

In the process of selling cars, sales tax is added to the financing agreements between the Company and its customers. The Company estimates, and has recorded, a sales tax liability of $12,620 and $22,616 at December 31, 2002 and September 30, 2002, respectively, for the remaining balances due on the related installment note portfolio. The Company currently pays sales taxes as proceeds are collected under the financing agreements.

NOTE 5. LINE OF CREDIT

During fiscal year 2002, the Company entered into a line of credit agreement not to exceed $2,000,000 with an institutional lender. Advances under the line are collateralized by notes receivable executed by the Company for sales of used automobiles. The line bears interest at the same rates as the underlying contracts which vary between 18% and 24%, has no stated maturity date and is repaid from collections on or sales of the underlying notes. At December 31, 2002 $31,286 has been advanced to the Company under the agreement.


NOTE 6. NOTES PAYABLE TO SHAREHOLDERS

Notes payable to shareholder consist of the following at December 31, 2002 and September 30, 2002:


                                                              December 31,   September 30,
                                                                   2002            2002
                                                             -------------   -------------
Note payable, original principal amount $125,000,
   interest only at 12%, principal payable on
   demand. Secured by 181,159 shares of the
   Company's common stock                                    $     125,000   $     125,000

Note payable, original principal amount $100,000,
   14% interest, payable in 24 equal installments
   of $4,465 including interest, final installment
   due 12/12/02. Secured by 200,000 shares of the
   Company's common stock, paid in full during
   quarter ended December 31, 2002                                    --            22,437

Note payable, original principal amount $200,000,
   interest only at 12%, principal payable in full
   October 11, 2003. Secured by 200,000 shares of the
   Company's common stock, installment
   contracts equal to the principal value of the
   note and automobiles purchased with the proceeds
   of the note                                                     195,000         195,000

Note payable, original principal amount $150,000,
   interest only at 12%, principal due in full
   August 31, 2003. Secured by shares of the
   Company's common stock or installment contracts
   equal to the unpaid principal balance of the note               150,000         150,000

Note payable, original principal amount of $88,750
   interest only at 18%, principal due on demand                    88,750            --
                                                             -------------   -------------
                                                             $     558,750   $     492,437
                                                             =============   =============

NOTE 7. ACQUISITIONS

During the fourth quarter of fiscal 2002, the Company acquired 100% of the outstanding shares of CompuSolutions, Inc. in exchange for 600,000 shares of the Company's common shares. The entire purchase price was allocated to software acquired. The transaction was valued at the fair market value of the Company's shares issued on the date of the transaction, $108,000. During the first quarter of fiscal 2003, the Company and CompuSolutions, Inc. rescinded this transaction and the Company returned the software and CompuSolutions, Inc. returned the 600,000 shares of stock. The Company has realized a loss of approximately $18,000 on the return of the Company's shares during the first quarter of fiscal 2003 based on the fair market value of the stock returned to the Company on the date of the rescission.

NOTE 8. NOTE RECEIVABLE FROM THIRD PARTY

On November 1, 2002, the Company assigned its interest in a note receivable to one of its shareholders in exchange for the shareholder loaning the Company

$88,750 for working capital needs. The receivable was originally acquired from the shareholder for 217,391 shares of the Company's common shares. The shareholder returned those shares to the Company as part of the loan transaction. As a result, at December 31, 2002, the note receivable - other has been reduced to zero and the shares returned to the treasury at their fair value of $26,087 on the date of the exchange.

NOTE 9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for annual financial statements for fiscal years ending after December 15, 2002 and for interim financial statements for interim periods beginning after December 15, 2002.

NOTE 10. STOCK ISSUANCE

Effective October 24, 2002 the Company issued 432,400 shares of common stock to an employee for compensation. The Company recorded compensation expense of $51,888 related to the issuance of shares which was based on the fair value of the shares on the date of issuance.

NOTE 11. BUSINESS SEGMENTS

At December 31, 2002 the Company had two business segments, used automobile sales and serving and sales of notes receivable. At December 31, 2001, the Company had one segment, servicing and sales of notes receivable.

                                            Revenues        Loss         Assets
                                            --------      --------      --------
Three Months ended
December 31, 2002
  Used automobile sales                     $300,502      $219,853      $ 85,745
  Servicing and loan sales                   265,760        94,328       301,165
                                            --------      --------      --------

                                            $566,262      $314,181      $386,910
                                            ========      ========      ========

Item 2. Management's Discussion and Analysis or Plan of Operation.


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

Results of Operations

Overview.

Continuing from fiscal year 2002 and through the first quarter of fiscal 2003, the Company operated "Buy Here - Pay Here" used car dealerships which underwrites, finances and services retail installment contracts generated by sales of used cars through an operating division of the Company's subsidiary AutoCorp Financial Services, Inc.

Through the first quarter and into the second quarter of fiscal 2003 the Company continues its activity in the purchase and sale of automobile installment notes. Generally these are seasoned notes that are purchased at 60% to 80% of principal value and sold to third parties at 90% to 100% of principal value. In addition, the Company may sell installment notes that it has originated through its financing operations. These notes, when adequately seasoned, are also sold to third parties at 90% to 100% of principal value. The service functions for the loan pools are retained by the Company for fees averaging three percent of the outstanding principal balance of the serviced portfolio. Servicing fees are charged and collected on a monthly basis when collections are remitted to the owner of the loan pool.

Management believes that this segment will become a major contributor to its margins in both the near and long term. In the approximately twelve months since the Company has entered the purchase/sale segment, it has increased its operations from one loan pool under management on behalf of one participant to approximately twenty pools under management for eight participants. The Company has the ability through its used automobile operations to re-market collateral that may be repossessed as a result of a default in a given pool. This ability, in the long term enhances and stabilizes the value of the pools.

In the fourth quarter of fiscal 2002, the Company acquired CompuSolutions, Inc. a developer and marketer of automobile sales and installment note servicing software. The acquisition was accomplished through an exchange of 600,000 Company common shares for 100% of the outstanding shares of CompuSolutions. Management believed that the acquisition could be a significant contributor to its revenue growth over both the near and long terms. However, after market testing the product with a number of dealers in the Dallas area, it was determined that the software products were not ready for general release. Because of the unexpected significant amounts of capital that are required to develop the software to a point ready for general release to the end users, the Company and CompuSolutions decided to rescind this transaction during the first quarter of 2003 by returning the shares of CompuSolutions received and obtaining the Company's shares issued in the acquisition. The return of the shares resulted in a loss of approximately three cents per share ($18,000) during the first fiscal quarter of 2003.

General Discussion

Net revenues for the three months ended December 31, 2002 were $566,262 which consisted of $300,502 in used automobile sales, $209,601 in loan sales and $56,159 servicing fees, loan origination fees and finance income. This is compared to $76,325 of servicing fees and finance income for the quarter ended December 31, 2001. The increase in revenue over the prior year is attributable to re-entry into the used automobile segment in the second quarter of fiscal 2002 and increased activity in the note purchase and sale segments.

Gross profit for the three months ended December 31, 2002 was $211,485 compared to $65,701 for the quarter ended December 31, 2001. Gross profit as a percentage of net revenues was (11%) for the three months ended December 31, 2002 for the used automobile segment. The negative margin during the quarter resulted from higher repossession and refurbishing costs. The margin percentage for note sales and servicing increased slightly from 86% in the first quarter of fiscal 2002 to 92% in the first quarter of 2003.

Selling, general and other administrative operating expenses were 78% of revenues for the three months ended December 31, 2002 compared to 502% for the prior year. The decrease in the percentage is a result of increased revenues in first fiscal quarter 2003 over the first fiscal quarter of 2002. These numbers reflect an overall improvement in the year-over-year percentage of sales relationship. However, the absolute level of spending increased from $383,029 for the three months ended December 31, 2001 to $402,497 for the three months ended December 31, 2002 as a result of the additional overhead incurred as a result of the Company's re-entry into the used automobile sector. These expenses should remain relatively constant in the future in line with the Company's continued stabilization in personnel, facilities, and general operating costs.

Interest expense increased from $4,921 in the first fiscal quarter 2002 to $23,808 for the first fiscal quarter 2003 as a direct result of the Company's continuing need to borrow funds for its working capital requirements during the current fiscal year.

The provision for uncollectible accounts decreased from $379,402 in the first fiscal quarter of 2002 to $81,361 in the first fiscal quarter of 2003. This is a result of a write-off in fiscal 2002 of the remaining automobile receivables acquired by the Company in connection with the October 2000 restructuring transaction with AutoPrime. These receivables were held by AutoPrime as past due or delinquent accounts. Management believed that these notes could be partially collected based on its collection results in the past.

Liquidity

The Company has a significant working capital deficit of $783,617 at December 31, 2002. However, the Company's revenues have increased slightly during the first month of the second fiscal quarter 2003 as a result of the seasonal increase in the automobile segment. Management believe revenues will continue to grow through the second and third quarters of fiscal 2003 as a result of the peak seasonal aspect of these two quarters for the automobile segment. Company's sources of revenues at the present time are used automobile sales, servicing fees on contracts owned by third parties and finance income on notes purchased from third parties. The Company also expects to generate significant revenues from the sale of notes throughout the remainder of fiscal 2003.

Cash provided by continuing operations during the three months ended December 31, 2002 was $6,443 as compared to cash used by operations of $82,404 for the prior years three month period. The cash provided in the first quarter of fiscal year 2003 resulted from the net loss of $314,181 offset by non-cash charges of $168,123 and changes in operating assets and liabilities of $152,501. Net cash used in investing activities increased from zero to $2,302 as a result of the purchase of miscellaneous fixed assets during the first fiscal quarter of 2003. Net cash provided by financing activities was $51,621 for the first fiscal quarter 2003 compared to $96,662 in the comparable quarter of the prior year primarily resulting from repayments of debt and reductions in borrowings from shareholders to supplement operating capital.

The Company's debt to its shareholders at December 31, 2002 was approximately $559,000 which is due at various dates through October 2003 with interest rates ranging from 12% to 18%. The Company expects to renew the debt as it comes due during fiscal 2003 or replace it with borrowings from conventional commercial sources. The Company also has a line of credit that provides advances for the acquisition of notes receivable. The line bears interest at the rate of the underlying notes and does not have a specified maturity date.

The Company expects to meet its operating cash needs of  approximately  $400,000
in  fiscal  2003  through   additional   borrowings  from  its  shareholders  or
debt/equity funding(s) from conventional sources.

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

                                      AutoCorp Equities, Inc.
                                      Registrant


Date: February 19, 2003               By:   /s/  James Parmley
                                      ------------------------------------------
                                      James Parmley
                                      Chief Executive Officer

                                      By:  /s/  Jerry Hamilton
                                      ------------------------------------------
                                      Jerry Hamilton
                                      Chief Financial Officer

CERTIFICATIONS

I, James Parmley, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AutoCorp Equities, Inc. a Nevada corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003

/s/ James Parmley
--------------------------------------
James Parmley, Chief Executive Officer
Principal Executive Officer

I, Jerry Hamilton, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AutoCorp Equities, Inc, a Nevada corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: February 19, 2003

/s/ Jerry Hamilton
---------------------------------------
Jerry Hamilton, Chief Financial Officer
Principal Financial Officer