Form 10QSB
period 2003-03-31
AUTOCORP EQUITIES INC
filed 2003-06-04
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,256,977 shares of Common Stock, $.001 par value, as of March 31, 2003.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                     ASSETS
                                                      March 31,
                                                        2003       September 30,
                                                    (Unaudited)        2002
                                                   -------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents                       $     428,846   $      18,016
   Notes receivable held for sale, net of
    allowances                                         1,738,270         234,308
   Automobile inventory                                   39,227          35,751
   Prepaid expenses                                       26,437          31,272
   Other receivables                                       3,000            --
                                                   -------------   -------------
       Total current assets                            2,235,780         319,347

PROPERTY AND EQUIPMENT, NET                               37,086          37,865

NOTE RECEIVABLE - OTHER                                     --            30,587

PURCHASED SOFTWARE                                          --           108,000

OTHER ASSETS                                               2,812           2,812
                                                   -------------   -------------

       Total assets                                $   2,275,678   $     498,611
                                                   =============   =============





















   The accompanying notes are an integral part of these financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                   March 31,
                                                      2003        September 30,
                                                  (Unaudited)          2002
                                                 -------------    -------------

CURRENT LIABILITIES:
   Line of credit                                $      24,904    $      45,978
   Notes payable to shareholders                       546,250          297,437
   Payable to financing company                        683,336             --
   Accounts payable and accrued expenses               118,743          146,875
   Sales tax payable                                    31,330           22,616
   Servicing collections payable                       369,187          131,238
   Payables to credit unions                         1,463,018             --
                                                 -------------    -------------

       Total current liabilities                     3,236,768          644,144

NON-CURRENT NOTE PAYABLE TO SHAREHOLDER                   --            195,000

SHAREHOLDERS' DEFICIt:
   Convertible preferred stock, no par value,
    5% non-cumulative; liquidation preference
    of $14.64 per share; 10,000,000 shares
    authorized, 1,612,083 shares issued and
    outstanding                                        352,643          352,643
   Common stock, par value $.001; 110,000,000
    shares authorized, 8,891,368 and 8,408,968
    shares issued at March 31, 2003 and
    September 30, 2002, respectively                     8,891            8,408
   Additional paid-in capital                       11,771,292       11,740,886
   Accumulated deficit                             (12,667,589)     (12,042,730)
   Treasury stock, at cost, 2,634,391 and
     1,817,000 shares at March 31, 2003 and
     September 30, 2002, respectively                 (426,327)        (399,740)
                                                 -------------    -------------
       Total shareholders' deficit                    (961,090)        (340,533)
                                                 -------------    -------------
       Total liabilities and shareholders'
         deficit                                 $   2,275,678    $     498,611
                                                 =============    =============















   The accompanying notes are an integral part of these financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                          Three Months Ended           Six Months Ended
                                              March 31,                     March 31,
                                         2003           2002           2003           2002
                                     -----------    -----------    -----------    -----------
NET REVENUES
  USED AUTOMOBILES                   $   409,741    $   434,515    $   710,243    $   434,515
  NOTE RECEIVABLE SALES/SERVICING         96,155        168,519        361,915        244,844
                                     -----------    -----------    -----------    -----------
     Total net revenues                  505,896        603,034      1,072,158        679,359

COST OF REVENUE
  USED AUTOMOBILES                       259,051        117,464        593,804        117,464
  NOTE RECEIVABLE SALES/SERVICING         33,709          7,728         53,733         18,352
                                     -----------    -----------    -----------    -----------
     Total cost of revenues              292,760        125,192        647,537        135,816
                                     -----------    -----------    -----------    -----------

     Gross profit                        213,136        477,842        424,621        543,543

SELLING, GENERAL AND OTHER
  ADMINISTRATIVE EXPENSES                473,650        367,625        876,147        750,654

WRITE OFF OF NOTES RECEIVABLE             14,998        301,704         96,359        681,106
                                     -----------    -----------    -----------    -----------
     Total operating expenses            488,648        669,329        972,506      1,431,760
                                     -----------    -----------    -----------    -----------
     Operating loss                     (275,512)      (191,487)      (547,885)      (888,217)

INTEREST EXPENSE                         (35,166)        (9,094)       (58,974)       (14,015)

AMORTIZATION OF PURCHASED SOFTWARE          --             --          (18,000)          --
                                     -----------    -----------    -----------    -----------

NET LOSS                             $  (310,678)   $  (200,581)   $  (624,859)   $  (902,232)
                                     ===========    ===========    ===========    ===========

NET LOSS PER SHARE,
 basic and diluted                   $      (.05)   $      (.05)   $      (.10)   $      (.23)
                                     ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING,
 basic and diluted                     6,198,186      4,021,257      6,384,883      3,967,674
                                     ===========    ===========    ===========    ===========




























   The accompanying notes are an integral part of these financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                For the Six Months Ended March 31, 2003 and 2002


                                                            2003           2002
                                                        -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                              $  (624,859)   $  (902,232)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                             6,719         20,500
    Compensation expense recorded for stock
     options issued                                            --            8,345
    Stock issued for services                               120,388         60,271
    Write off of notes receivable held for sale              96,359        681,106
    Amortization of purchased software                       18,000           --
    Changes in:
     Automobile inventory                                    (3,476)       (48,060)
     Notes receivable held for sale                      (1,600,321)       170,457
     Other receivables                                       (3,000)        (3,291)
     Prepaid expenses                                         4,835           --
     Other assets                                             4,501        (37,688)
     Accounts payable and accrued expenses                  (28,132)       (17,924)
     Sales tax payable                                        8,714        (50,126)
     Payables to credit unions                            1,463,018           --
     Servicing collections payable                          237,949        170,195
     Line of credit                                         (21,074)        53,112
     Payable financing company                              683,336           --
                                                        -----------    -----------
  Net cash provided by operating activities                 362,957        104,665
                                                        -----------    -----------
Cash Flows From Investing Activities:
  Purchase of property and equipment                         (5,940)          --

Cash Flows From Financing Activities:
  Principal payments on notes payable to shareholders       (34,937)       (36,290)
  Proceeds from notes payable to shareholders                88,750        300,000
                                                        -----------    -----------
  Net cash provided by financing activities                  53,813        263,710
                                                        -----------    -----------

Net increase in cash and cash equivalents                   410,830        368,375

Cash and cash equivalents at beginning of period             18,016         39,960
                                                        -----------    -----------

Cash and cash equivalents at end of period              $   428,846    $   408,335
                                                        ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                For the Six Months Ended March 31, 2003 and 2002


                                                            2003           2002
                                                        -----------    -----------


Supplemental disclosures of cash flow information:
   Cash paid for interest                               $    58,974    $    14,015
                                                        ===========    ===========

   Cash paid for income taxes                           $      --      $      --
                                                        ===========    ===========


During the six months ended March 31, 2003 and in connection with the termination of its investment in CompuSolutions, Inc., (See Note 7) the Company received 750,000 shares of its previously outstanding common stock into treasury at a cost of $112,500 of which $90,000 was applied to reduce the purchased software to zero and $22,500 was recorded as a reduction of consulting expense during the six months ended March 31, 2003 as these shares were previously issued for consulting services.

On November 1, 2002, the Company assigned its interest in a note receivable to one of its shareholders in exchange for the shareholder loaning the Company approximately $88,750 for its working capital needs. The receivable was originally acquired from the shareholder for 217,391 shares of the Company's common shares. The shareholder returned those shares to the Company as part of this transaction and the Company returned the shares to treasury at the recorded fair value of note of $26,086.



































   The accompanying notes are an integral part of these financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2003




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

The results of operations for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for a full year of operations. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report of Form 10-KSB for the year ended September 30, 2002.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered continuing losses and has a significant working capital deficit which raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 2. GOING CONCERN UNCERTAINTY

The Company's loss from continuing operations was $1,863,819 for the year ended September 30, 2002, and $624,859 for the six months ended March 31, 2003. Additionally at March 31, 2003 the Company has a working capital deficit of $1,000,988.

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

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2003


NOTE 3. NOTES RECEIVABLE

Notes receivable consist of the following at March 31, 2003 and September 30, 2002:

                                                         2003           2002
                                                     -----------    -----------

Notes receivable held for resale from
Individuals secured by autos, interest from
24% to 27% due in 36-month terms                     $ 2,300,572    $   282,883

Provision for doubtful accounts and discounts           (562,302)       (48,575)
                                                     -----------    -----------

                                                     $ 1,738,270    $   234,308
                                                     ===========    ===========


NOTE 4. SALES TAX PAYABLE

In the process of selling cars, sales tax is added to the financing agreements between the Company and its customers. The Company estimates, and has recorded, a sales tax liability of $31,330 and $22,616 at March 31, 2003 and September 30, 2002, respectively, for the remaining balances due on the related installment note portfolio. The Company currently pays sales taxes as proceeds are collected under the financing agreements.


NOTE 5. LINE OF CREDIT

During fiscal year 2002, the Company entered into a line of credit agreement not to exceed $2,000,000 with an institutional lender. Advances under the line are collateralized by notes receivable executed by the Company for sales of used automobiles. The line bears interest at the same rates as the underlying contracts which vary between 18% and 24%, has no stated maturity date and is repaid from collections on or sales of the underlying notes. At March 31, 2003 $24,904 has been advanced to the Company under the agreement.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2003



NOTE 6. NOTES PAYABLE TO SHAREHOLDERS

Notes payable to shareholder consist of the following at March 31, 2003 and September 30, 2002:

                                                           2003         2002
                                                        ----------   ----------
Note payable, original principal amount $125,000,
   interest only at 12%, principal payable on
   demand. Secured by 181,159 shares of the
   Company's common stock                               $  125,000   $  125,000

Note payable, original principal amount $100,000,
   14% interest, payable in 24 equal installments
   of $4,465 including interest, final installment
   due December 12, 2002. Secured by 200,000 shares
   of the Company's common stock                              --         22,437

Note payable, original principal amount $200,000,
   interest only at 12%, principal payable in full
   October 11, 2003. Secured by 200,000 shares of the
   Company's common stock, installment
   contracts equal to the principal value of the
   note and automobiles purchased with the proceeds
   of the note                                             195,000      195,000

Note payable, original principal amount $150,000,
   interest only at 12%, principal due in full
   August 31, 2003. Secured by shares of the
   Company's common stock or installment contracts
   equal to the unpaid principal balance of the note       150,000      150,000

Note payable, original principal amount $88,750,
   interest only at 18%, principal due on demand            76,250         --
                                                        ----------   ----------
                                                        $  546,250   $  492,437
                                                        ==========   ==========

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2003


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


NOTE 8.  NOTE RECEIVABLE FROM THIRD PARTY

On November 1, 2002, the Company assigned its interest in a note receivable to one of its shareholders in exchange for the shareholder loaning the Company approximately $88,750 for its working capital needs. The receivable was originally acquired from the shareholder for 217,391 shares of the Company's common shares. The shareholder returned those shares to the Company as part of the loan transaction. As a result, at March 31, 2003, the note receivable - other has been reduced to zero and the shares returned to the treasury at their fair value of $26,086 on the date of the exchange.


NOTE 9.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issue Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements for SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for annual financial statements for fiscal years ending after December 15, 2002.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2003


NOTE 10.  STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company recorded no compensation expense in the quarters ended March 31, 2003 and 2002. If the Company had determined compensation based on the fair value at the grant date for the stock options under SFAS No. 123, as amended by SFAS No. 148, net loss per share would not have been materially different for the three or six month periods ended March 31, 2003 and 2002.


NOTE 11.  STOCK ISSUANCES

During the six months ended March 31, 2003 the Company issued 432,400 shares of common stock to an employee for compensation. The Company recorded compensation expense of $51,888 related to the issuance of shares which was based on the fair value of the shares on the date of issuance. Also during the six months ended March 31, 2003, the Company issued 450,000 shares (150,000 were reissued from treasury) of common stock for consulting services. The Company recorded consulting expense of $91,000 related to these issues which was based on the fair value of the shares on the date of issuance. Additionally, during the six months ended March 31, 2003 an officer of the Company returned 250,000 shares of common stock into treasury. This transaction was recorded at the par value of the stock returned ($250).


NOTE 12.  BUSINESS SEGMENTS

At March 31, 2003, the Company had two business segments, used automobile sales and sales and servicing of notes receivable.

                                             Revenues       Loss        Assets
                                            ----------   ----------   ----------
Six Months ended
March 31, 2003
    Used automobile sales                   $  710,243   $  452,393   $   39,227
    Servicing and loan sales                   361,915      172,466    2,236,451
                                            ----------   ----------   ----------
                                            $1,072,158   $  624,859   $2,275,678
                                            ==========   ==========   ==========

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2003


NOTE 13.  PAYABLE TO CREDIT UNIONS

At March 31, 2003 the Company has a liability to 2 credit unions totaling $1,463,018 for amounts advanced that were used for the purchase of notes receivable. These advances accrue interest at rates ranging from 8% to 9% and are repaid as the underlying notes receivable are collected.


NOTE 14.  PAYABLE TO FINANCING COMPANY

At March 31, 2003 the Company has a liability of $683,336 which relates to the purchase of notes receivable which have been transferred to the Company but have not been paid for as of March 31, 2003. This liability will be repaid during the third quarter of fiscal year 2003 as the underlying notes are resold.

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

Results of Operations

Overview.

Continuing from fiscal year 2002, the Company operated "Buy Here - Pay Here" used car dealerships which underwrites, finances and services retail installment contracts generated by sales of used cars through an operating division of the Company's subsidiary AutoCorp Financial Services, Inc.

Through the second quarter of fiscal 2003 the Company continues its activity in the purchase and sale of automobile installment notes. Generally these are seasoned notes that are purchased and sold to third parties. In addition, the Company may sell installment notes that it has originated through its financing operations. These notes, when adequately seasoned, are also sold to third parties at 90% to 100% of principal value. These loans are then placed in loan pools that are managed by the Company's subsidiary AutoCorp Financial Services. The service functions for the loan pools are retained by the Company for fees. Servicing fees are charged and collected on a monthly basis when collections are remitted to the owner of the loan pool.

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

General Discussion

Revenues for the three months ended March 31, 2003 were $505,896 which consisted of approximately $409,741 in used automobile sales, and $96,155 in loan sales and servicing fees, loan origination fees and finance income. This is compared to $434,515 of used automobile sales revenue and $168,519 in servicing fees and finance income for the same period of the prior year. The decrease in revenue over the prior year is attributable to a decrease in activity in the note purchase and sale segments.

Revenues for the six month period ended March 31, 2003 were $1,072,158 compared to $679,359 for the comparable period the prior year. The increase in revenue over the prior year's period is a result of increased activity in the note sales segment as well as the re-entry into the used automobile segment during the second quarter of fiscal year 2002.

Gross profit for the three months ended March 31, 2003 was $213,136 compared to $477,842 for the same period of the prior year. Gross profit as a percentage of net revenues was 42.1% for the three months ended March 31, 2003. For the prior year, this figure was 79.2%. The margin percentages in total for the current year are substantially lower than as those in the prior year as a result of the decrease in the margins in the used automobile segement which typically has significantly lower margins than the servicing segment. In addition the Company's margin in the note sales and servicing segments were negatively impacted as a result of discounts taken on sales of notes generated from the used automobile segment.

Gross profit for the six month period ended March 31, 2003 was $424,621 compared to $543,543 for the comparable period the prior year. The decrease over the prior year's period is a result of discounts on sales of notes generated from used automobile sales and slightly lower margin on notes purchased and sold to third parties.

Selling, general and other administrative expenses were 93.6% of revenues for the three months ended March 31, 2003 compared to 60.9% for the prior year. The increase in the percentage is a result of decreased revenues in second fiscal quarter 2003 over the second fiscal quarter of 2002. Selling, general and other administrative expenses increased from $367,625 for the three months ended March 31, 2002 to $473,650 for the three months ended March 31, 2003 as a result of the increases in operating expenses as a result of the Company's move to its new headquarters in July of 2002. These expenses should remain relatively constant in the future in line with the Company's continued stabilization in personnel, facilities, and general operating costs.

Selling, general and other administrative expenses for the six months ended March 31, 2003 were 81.7% of revenues compared to 110.5% for the comparable six month period of the prior year. The decrease in the percentage is a result of increased revenues however the expenses were slightly higher ($876,147 vs. $750,654) in the current fiscal year primarily as a result of increased rent expense during the current year as a result of the Company's move to new office facilities in Frisco, Texas.

The provision for uncollectible accounts decreased from $681,106 in the first two fiscal quarters of 2002 to $96,359 in the first two fiscal quarters of 2003. This is a result of a write-off in fiscal 2002 of a significant portion of the remaining automobile receivables acquired by the Company in connection with the October 2000 restructuring transaction with AutoPrime. These receivables were held by AutoPrime as past due or delinquent accounts. Management believed that these notes could be fully or partially collected based on its collection results in the past. Of the approximately $3,000,000 in notes acquired from AutoPrime, the Company collected or sold at a substantial discount approximately $2,000,000 and wrote off the remaining balance at September 30,2002, The Company believes that these write offs in future quarters will remain relatively stable compared to the first two quarters of fiscal 2003.

Interest expense increased from $9,094 in the second fiscal quarter 2003 to $35,166 for the second fiscal quarter 2003 as a direct result of the Company's continuing need to borrow funds for its working capital requirements during the current fiscal year. Interest expense increased from $14,015 in the first six months of fiscal year 2002 to $58,974 in the first six months of fiscal year 2003 for the same reason.

Liquidity

Cash provided by operations during the six months ended March 31, 2003 was $362,957 compared to cash provided by operations of $104,665 for the prior years six month period. This increase reflects the impact of the Company's lower operating losses. Net cash provided by financing activities was $53,813 for the first two fiscal quarters of 2003 compared to cash provided by financing activities of $263,710 in the comparable quarters of the prior year primarily resulting from decreases in borrowings from shareholders.

The Company's debt to its shareholders at March 31, 2003 was $546,250 which is due at various dates through October 2003 with interest rates ranging from 12% to 18%. The Company expects to renew the debt as it comes due during fiscal 2003 or replace it with borrowings from conventional commercial sources. The Company also has a line of credit that provides advances for the acquisition of notes receivable. The line bears interest at the rate of the underlying notes and does not have a specified maturity date.

The Company expects to meets its operating cash needs of approximately $400,000 for the next twelve months through additional borrowings from its shareholders or debt/equity funding(s) from conventional sources.

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


Item 3.    Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-QSB, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



PART II  OTHER INFORMATION:

NONE APPLICABLE



                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AutoCorp Equities, Inc.
                                      Registrant


Date: June 3, 2003              By:   /s/  James Parmley
                                      -----------------------------------------
                                      James Parmley
                                      Chief Executive Officer

                                By:   /s/  Jerry Hamilton
                                      -----------------------------------------
                                      Jerry Hamilton
                                      Acting Chief Financial Officer

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

Date: June 3, 2003

/s/ James Parmley
---------------------------
James Parmley, Chief Executive Officer
Principal Executive Officer

I, Jerry Hamilton, Acting Chief Financial Officer, certify that:

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

Date: June 3, 2003

/s/ Jerry Hamilton
---------------------------
Jerry Hamilton, Acting Chief Financial Officer
Acting Principal Financial Officer