Form 10QSB
period 2003-06-30
AUTOCORP EQUITIES INC
filed 2003-09-24
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 106,256,977 shares of Common Stock, $.001 par value, as of June 30, 2003.

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





                                     ASSETS
                                                       June 30,
                                                         2003       December 31,
                                                      (Unaudited)       2002
                                                     ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents (including restricted
    cash of $ 0 and $ 1,647,849, respectively)       $  3,085,048   $  2,773,358
   Finance receivables, net                             2,487,510      9,859,865
   Accounts receivable                                    336,479           --
   Accounts receivable-affiliates                          16,666           --
   Automobile inventory, net                              138,866        126,266
                                                     ------------   ------------
       Total current assets                             6,064,569     12,759,489

PROPERTY AND EQUIPMENT, NET                               108,314         95,366

CAPITALIZED SOFTWARE, NET                                 943,884      1,074,721

DEFERRED FINANCING COSTS, NET                                --          661,052

UNDIVIDED INTEREST IN SECURITIZATION ASSET              2,000,000      9,000,000

GOODWILL                                                3,155,562           --

OTHER ASSETS                                               78,833         10,448
                                                     ------------   ------------

       Total assets                                  $ 12,351,162   $ 23,601,076
                                                     ============   ============















   The accompanying notes are an integral part of these financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          June 30,
                                                            2003        December 31,
                                                         (Unaudited)        2002
                                                        ------------    ------------
CURRENT LIABILITIES:
   Current portion of long-term debt                            --           414,744
   Line of credit                                             24,905            --
   Accounts payable and accrued expenses                $    721,196    $    452,013
   Notes payable to shareholders                             507,925            --
   Payable to credit unions                                2,454,868            --
   Advances-affiliates                                     3,124,099            --
   Accounts payable-affiliates                               318,620       2,957,743
   Other liabilities                                          11,890            --
                                                        ------------    ------------
       Total current liabilities                           7,163,503       3,824,500

   Long-term debt, less current portion                         --         8,288,960

SHAREHOLDERS' EQUITY:

   Series A cumulative convertible preferred stock,
    $.001 par value, 4,086,856 issued and outstanding          4,087           4,087
   Series B convertible preferred stock, no par
    value, 1,621,642 shares issued and
    outstanding at June 30, 2003                             352,643            --
   Common stock, par value $.001; 110,000,000
    shares authorized, 108,891,368 and 100,000,000
    shares issued at June 30, 2003 and
    December 31, 2002, respectively                          108,891         100,000
   Additional paid-in capital                             14,073,857      16,918,978
   Accumulated deficit                                    (8,925,492)     (5,535,479)
   Treasury stock, at cost, 2,634,391 shares at
     June 30, 2003                                          (426,327)           --
                                                        ------------    ------------
       Total shareholders' equity                          5,187,659      11,487,586
                                                        ------------    ------------
       Total liabilities and shareholders'
         equity                                         $ 12,351,162    $ 23,601,076
                                                        ============    ============
















   The accompanying notes are an integral part of these financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended                 Six Months Ended
                                                June 30,                          June 30,
                                          2003             2002             2003             2002
                                     -------------    -------------    -------------    -------------
NET REVENUES
  INTEREST INCOME-LOANS RECEIVABLE   $     237,976    $     291,432    $     811,165    $     378,292
  OTHER INCOME                              50,113          158,118          151,979          168,613
                                     -------------    -------------    -------------    -------------
     Total net revenues                    288,089          450,197          963,144          546,905

COST OF REVENUES
  INTEREST EXPENSE                         722,452          303,082          978,827          450,479
                                     -------------    -------------    -------------    -------------
     Gross profit                         (434,363)         147,115          (15,683)          96,426

SELLING, GENERAL AND OTHER
  ADMINISTRATIVE EXPENSES                2,404,339        1,508,801        3,374,330        2,317,029
                                     -------------    -------------    -------------    -------------
     Net loss                           (2,838,702)      (1,361,686)      (3,390,013)      (2,220,603)
                                     =============    =============    =============    =============

NET LOSS PER COMMON SHARE,
 basic and diluted                   $        (.03)   $        (.01)   $        (.03)   $        (.02)
                                     =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING,
 basic and diluted                     100,000,000      100,000,000      100,000,000      100,000,000
                                     =============    =============    =============    =============

















   The accompanying notes are an integral part of these financial statements.


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED) For the Six Months Ended June 30, 2003 and 2002

                                                            2003           2002
                                                        -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                              $(3,390,013)   $(2,220,602)
  Adjustments to reconcile net loss to net
   cash provided by operating activities (net of
   assets and liabilities acquired in purchase
    transaction):
    Depreciation and amortization                           763,274        429,933
    Provision for bad debt                                1,000,000           --
   Changes in:
    Restricted cash                                       1,647,849     (3,531,063)
    Finance receivables                                   8,572,383     (4,931,095)
    Accounts receivable                                    (333,479)          --
    Automobile inventory                                     (2,748)       (61,415)
    Prepaid expenses and other assets                        10,448       (211,043)
    Accounts payables                                      (254,694)       142,407
    Amounts due to/from affiliates                          484,976      2,418,775
    Long term debt                                       (5,703,735)     6,256,171
                                                        -----------    -----------
  Net cash provided by operating activities               2,794,662      1,707,932
                                                        -----------    -----------
Cash Flows From Investing Activities:
  Purchase of software development                           (1,700)      (180,877)
  Cash received in acquisition                               56,940           --
  Purchase of property and equipment                        (10,394)          --
                                                        -----------    -----------
Net cash provided by (used in) investing activities          44,846       (180,877)
                                                        -----------    -----------
Cash Flows From Financing Activities:
  Capital contributions                                   2,120,431      3,981,000
  Distributions to parent                                (3,000,000)    (2,981,000)
                                                        -----------    -----------
  Net cash provided by (used in) financing activities      (879,569)     1,000,000
                                                        -----------    -----------

Net increase (decrease)in cash and cash equivalents       1,959,539       (888,809)

Cash and cash equivalents at beginning of period          1,125,509      1,111,686
                                                        -----------    -----------

Cash and cash equivalents at end of period              $ 3,085,048    $   222,877
                                                        ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest                               $   450,000    $   979,000
                                                        ===========    ===========

   Cash paid for income taxes                           $      --      $      --
                                                        ===========    ===========
Supplemental disclosures of non-cash information:
   Securitization asset distributed to parent           $ 4,000,000    $      --
                                                        ===========    ===========

   Fair value of stock issued to acquire Autocorp       $ 1,969,655    $      --
                                                        ===========    ===========





The accompanying notes are an integral part of these financial statements.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) June 30, 2003

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

These unaudited financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and in the opinion of management, reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows of AutoCorp Equities, Inc. (the Company). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission.

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

Effective June 30, 2003, Autocorp Equities, Inc. (Autocorp) issued 100,000,000 shares of its common stock and 4,086,586 shares of its Series A convertible stock to the shareholder of Pacific Auto Group, Inc. (PAG) resulting in the PAG shareholder owning approximately 95% of the outstanding Autocorp shares. For accounting purposes, the acquisition has been treated as a recaptitalization of PAG with PAG as the acquirer (a reverse acquisition). The accompanying June 30, 2003 balance sheet includes the assets and liabilities of Autocorp and PAG. The operations of Autocorp will be included in the financial statements effective July 1, 2003. See additional discussion in Note 6.

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for a full year of operations.

The Company's principal operations consist of providing services to the finance industry including the purchase of automobile finance receivables, collateralized by used automobiles from franchised and independent automobile retailers throughout the United States and selling the automobile finance receivables to banks and credit unions.

NOTE 2. GOING CONCERN UNCERTAINTY

PAG's net loss was $3,550,072 for the year ended December 31, 2002, and $3,390,013 for the six months ended June 30, 2003. Additionally, PAG used cash in operations of $1,936,010 during the year ended December 31, 2002.

Management plans to become profitable by utilizing the Company's cash balance of $3,085,000 (as of June 30, 2003) and its credit facility to purchase, service and sell installment contracts and obtain new servicing clients. The Company has developed a proprietary Internet based product, Installment Loan Application Process (ILAP), that enables the Company to underwrite installment contracts. Management also is currently negotiating an acquisition agreement with an entity that has developed a proprietary Internet based servicing software package that will be integrated with ILAP to ensure seamless transition from installment contract origination to collections. Management is also engaging various financial institutions to enhance the Company's ability to provide additional financial services and products.

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

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) June 30, 2003


NOTE 3. FINANCE RECEIVABLES

Finance receivables consist ofz the following at June 30, 2003 and December 31, 2002:

                                                       2003            2002
                                                   ------------    ------------

Finance receivables                                $  3,346,533    $ 10,949,232

Provision for doubtful accounts and discounts          (859,023)     (1,089,367)
                                                   ------------    ------------

Finance receivables,net                            $  2,487,510    $  9,859,865
                                                   ============    ============


NOTE 4. LINE OF CREDIT

During fiscal year 2002, AutoCorp entered into a line of credit agreement not to exceed $2,000,000 with an institutional lender. Advances under the line are collateralized by notes receivable executed by the Company for sales of used automobiles. The line bears interest at the same rates as the underlying receivables which vary between 18% and 24%, has no stated maturity date and is repaid from collections on or sales of the underlying notes. At June 30, 2003 $24,905 is outstanding under the agreement.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) June 30, 2003



NOTE 5. NOTES PAYABLE TO SHAREHOLDERS

AutoCorp has notes payable to shareholders as follows at June 30, 2003:

Note payable, original principal amount $125,000,
   interest at 12%, principal payable on
   demand. Secured by 181,159 shares of the
   Company's common stock                                               $ 86,675

Note payable, original principal amount $200,000,
   interest at 12%, principal payable in full
   October 11, 2003. Secured by 200,000 shares of the
   Company's common stock, installment
   contracts equal to the principal value of the
   note and automobiles purchased with the proceeds
   of the note                                                           195,000

Note payable, original principal amount $150,000,
   interest at 12%, principal due in full
   August 31, 2003. Forgiven in July, 2003                               150,000

Note payable, original principal amount $88,750,
   interest at 18%, principal due on demand                               76,250
                                                                        --------
                                                                        $507,925
                                                                        ========

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) June 30, 2003


NOTE 6. ACQUISITION

On June 30, 2003, Autocorp and PAG entered into a merger agreement (the "Merger Agreement"). On June 30, 2003 ("Merger Closing Date"), a newly created wholly-owned subsidiary of Autocorp was merged with and into PAG with PAG surviving as a wholly-owned subsidiary of Autocorp. Autocorp acquired 100% of the outstanding shares of PAG in exchange for issuance of securities of Autocorp. The securities consisted of: (1) 100,000,000 shares of Autocorp common stock, par value $.001 per share (the "AutoCorp Common Shares"), and (2) 4,086,856 shares of a new Series A Convertible Preferred Stock, par value $.001 per share of AutoCorp (the "Series A Preferred Shares") that are convertible at any time, at the option of the holder, into not less than 40,868,560 AutoCorp common shares. As a result of the transaction, PAG recorded goodwill in the amount of $3,155,562.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of Autocorp have been recorded at their estimated fair value and the results of operations will be included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible assets acquired in the acquisition totaled $3.156 million and was allocated to goodwill.

Following is a summary of the amounts  assigned to the assets and liabilities of
Autocorp:

Net Assets Acquired

Cash                                                                $    56,940
Accounts receivable                                                       3,000
Finance receivables,net                                               2,200,028
Property and equipment,net                                               35,741
Other assets                                                             41,849

Total assets acquired                                                 2,337,558
Accounts payable and accrued expenses                                   180,868
Notes payable                                                           532,830
Loan participation payable                                            2,809,767

Total liabilities assumed                                             3,523,465
                                                                    -----------
Net assets/liabilities acquired                                      (1,185,907)
                                                                    ===========
Total consideration given                                             1,969,655
                                                                    ===========
Total consideration over net assets/
 liabilities acquired                                               $ 3,155,562
                                                                    ===========

Since the former stockholders of PAG own a majority of the issued and outstanding shares of the common stock of AutoCorp after the merger, this transaction was accounted for as a reverse merger whereby PAG is deemed to be the accounting acquirer of AutoCorp. Therefore, all financial information included in this report on form 10-QSB prior to the Merger Closing Date are those of PAG as if PAG had been the registrant. The financial information since the Merger Closing Date will be those of AutoCorp and PAG consolidated.

Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred January 1, 2002:

                                      Three Months Ended                Six Months Ended
                                           June 30,                           June 30,
                                     2003             2002             2003             2002
                                -------------    -------------    -------------    -------------
Revenue                         $     911 383    $   1,434,997    $   1,996,179    $   2,134,739
Net loss attributed to common   $   3,013,546    $   1,487,410    $   3,875,535    $   2,546,261
stockholders

Net loss per share,
basic and diluted               $        (.03)   $        (.02)   $        (.04)   $        (.03)
                                =============    =============    =============    =============

Weighted average number of
Shares outstanding,
basic and diluted                 106,256,977      106,256,977      106,256,977      106,256,977
                                =============    =============    =============    =============

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) June 30, 2003


NOTE 7.  STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company recorded no compensation expense in the quarters or six ended June 30, 2003 and 2002. If the Company had determined compensation based on the fair value at the grant date for the stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123", net loss per share would not have been materially different for the three or six month periods ended June 30, 2003 and 2002.

NOTE 8.  PAYABLE TO CREDIT UNIONS

At June 30, 2003 Autocorp has a liability to three credit unions totaling $2,809,767 for amounts advanced that were used for the purchase of notes receivable. These advances accrue interest at rates ranging from 7% to 8%, are collateralized by the underlying finance receivables and are repaid as the underlying notes receivable are collected.

NOTE 9. UNDIVIDED INTEREST IN SECURITIZATION ASSETS

At June 30, 2003, the Company had an undivided interest in securitization assets. The rights to this asset were contributed to the Company by its parent Pacific Holdings Group in October 2001 and December 2001. The value of this undivided interest was $2,000,000 as of June 30, 2003. During the six months ended June 30, 2003, the Company distributed $4,000,000 of this asset to its parent, PHG and sold $3,000,000 to Coastal Capital Corporation

Note 10. LONG-TERM DEBT

The Company had an $8,215,598 note payable with a financial institution, which matured October 31, 2005. The outstanding balance at December 31, 2002 totaled $8,028,767. The note payable was structured so that principal payments made by consumers to pay down the finance receivables reduce the outstanding amount of the note payable. No additional borrowings are available under this note payable. Interest was payable at the prime base rate plus 2%. The agreement was collateralized by substantially all of the assets of the Company. The note payable is subject to certain financial and non-financial covenants including a minimum tangible net worth, maximum cumulative charge-off ratio and a maximum rolling three month average delinquency rate. This note payable was repaid in June 2003.

The Company had a $298,073 note payable with a financial institution, which matured August 31, 2005. The outstanding balance at December 31, 2002 totaled $271,192. The note payable was structured so that principal payments made by consumers to pay down the finance receivables reduce the outstanding amount of the note payable. No additional borrowings are available under this note payable. Interest was payable at the prime base rate plus 4.5%. The agreement was collateralized by assets of the Company. The note payable was subject to certain non-financial covenants. This note payable was repaid in June 2003.

The Company had a $3,000,000 note payable with a financial institution, which matured June 30, 2002. The outstanding balance at December 31, 2002 totaled $403,775. The note payable was structured so that a portion of payments received under a Residual Interest Instrument of an affiliated PHG subsidiary are utilized contractually to reduce the outstanding amount of the note payable. No additional borrowings are available under this note payable. Interest was payable at the prime base rate plus 1%. The agreement was collateralized by Residual Interest Instrument of an affiliated PUSA subsidiary. The note payable was subject to certain non-financial covenants. This note payable was repaid in February 2003.

Note 11.  ADVANCES, ACCOUNTS PAYABLE-AFFILIATES

At June 30, 2003, the Company owed advances to affiliated parties in the amount of $3,124,099. This amount reflects services provided to the Company by affiliated companies for information technology and like services.

Additionally, at June 30, 2003, the Company owed accounts payable to affiliated parties in the amount of $318,620. A payable of $183,000 is owed Pacific Technology Services for information technology and servicing support. A payable of $117,000 is owed Pacific Financial Group for financial services. The balance of $18,620 is due to related parties for miscellaneous services.

Note 12. LOSS PER SHARE

For the six months ended June 30, 2002 and 2003, due to our net losses, all shares of our Common Stock issuable upon conversion of convertible preferred stock, convertible debt and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive. The weighted average number of common shares outstanding has been computed as the number of common shares issued by Autocorp to PAG (100,000,000).

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

Results of Operations

Acquisition of Pacific Auto Group, Inc.

         On June 30, 2003, Pacific Auto Group, Inc. (PAG) became a wholly owned subsidiary of AutoCorp, and the AutoCorp securities described below were issued to Pacific Holdings Group (PHG)(which is the sole shareholder of PAG).

         The form of the transaction was a reverse triangular merger, whereby a newly formed, wholly-owned, acquisition subsidiary of AutoCorp merged with and into PAG, with PAG being the surviving corporation in the merger and a subsidiary of Autocorp.

         PAG has its executive office in Plano, Texas and is a holding company for American Finance Company, Inc. (AFCO). AFCO is a point-of-sale automobile loan originator with a national market presence. AFCO has developed a unique business model with the introduction of an automated internet-based loan origination system that enables automobile dealers to underwrite motor vehicle retail installment sale contracts via the Internet.

         The merger will provide AutoCorp with approximately $3 million of additional liquidity to, among other things, expand its existing servicing and loan participation programs and will once again establish AutoCorp Equities as a point-of-sale automobile loan originator. The merger will also provide AutoCorp with administrative management support from PHG and access to AFCO's banking relationships and AFCO's strategic partners in the automotive finance industry.

         The nature and amount of the consideration given by AutoCorp and received by PHG is detailed below. The amount of such consideration was based upon the estimated valuations of PAG and AutoCorp immediately prior to the merger, as determined by their respective boards of directors.

         The nature of the relationships between AutoCorp, PHG and PHGs' various affiliates (other than AFCO) are described below.

Change in Control of AutoCorp Equities, Inc.

         The June 30, 2003 merger transaction reported above has resulted in a change of control of AutoCorp Equities, Inc. In this transaction, AutoCorp issued securities to PHG.

         The securities consisted of: (1) 100,000,000 shares of AutoCorp common stock, par value $.001 per share (the "AutoCorp Common Shares"), and (2) 4,086,856 shares of a new Series A Convertible Preferred Stock, par value $.001 per share of AutoCorp (the "Series A Preferred Shares") that are convertible at any time, at the option of the holder, into not less than 40,868,560 AutoCorp Common Shares. The conversion rate is 10 AutoCorp Common Shares for each Series A Preferred Share.

         The Series A Preferred Shares are non-voting. However, if all the Series A Preferred Shares were converted, PHG would own 140,868,560 AutoCorp Common Shares.

         Pacific Financial Group, Inc. a Delaware corporation (PFG), an affiliate of PHG, has owned 1,621,642 shares of Series B Non-Cumulative Convertible Preferred Stock of AutoCorp, par value $.001 per share (the "Series B Preferred Shares") since October 1, 2000. Those Series B Preferred Shares were and are convertible at any time, at the option of the holder, on a one-for-one basis, into 1,621,642 AutoCorp Common Shares.

         Had PFG converted those Series B Preferred Shares prior to the June 30, 2003 merger transaction, PFG would have owned 1,621,642 AutoCorp Common Shares (or about 19.62% of the AutoCorp Common Shares that would have been outstanding after the conversion.

         The Series B Preferred is non-voting stock, and PFG has not exercised any influence over AutoCorp.

         Subsequent to the June 30 merger transaction, on a fully-diluted basis, PFG beneficially owns 1,621,642 AutoCorp Common Shares, and PHG beneficially owns 140,868,560 AutoCorp Common Shares. On a fully-diluted basis, PHG and PFG together beneficially own 142,490,202 AutoCorp Common Shares. This is about 95.66% of the 148,953,873 AutoCorp Common Shares that would then be outstanding.

         In connection with the merger, the number of Directors constituting the AutoCorp Board of Directors (the "AutoCorp Board") will be increased from three to six. Pursuant to the terms of a Standstill Agreement dated as of June 30, 2003 between PHG and AutoCorp (the "Standstill Agreement"), PHG has agreed, until June 30, 2005, to vote its AutoCorp Common Shares at any election of Directors to elect three designees to the AutoCorp Board.

         In addition, pursuant to the Standstill Agreement, PHG has agreed, subject to certain limited exceptions, until June 30, 2004, not to sell, directly or indirectly, more than 1% of its Series A Preferred Shares and AutoCorp Common Shares to any person or group, or sell or transfer any of such shares to any such person or group who or which, after the consummation of such sale or transfer, would beneficially own more than 4.9% of the total outstanding voting securities of AutoCorp. Notwithstanding the foregoing, however, PHG may sell or convey up to 20,000,000 AutoCorp Common Shares to one or more unaffiliated third parties without restriction, as long as PHG complies with federal and any applicable state securities laws.

         Subject to receipt of the requisite shareholder approval, the Articles of Incorporation of AutoCorp will be amended to increase the number of authorized Common Shares in order to permit the conversion of all of the Series A Preferred Shares and all of the Series B Preferred Shares into Common Shares in accordance with their respective terms.

General

On June 30, 2003,  the Company  announced the  acquisition of Pacific Auto Group
(PAG). Through PAG's sole operating subsidiary, American Finance Company (AFCO), and the Company's other two subsidiaries, AutoCorp Financial Services, Inc.
(AFS) and ACE Motor Company (AM), the Company will better be able to provide a full complement of specialized automobile financing services to banks and credit unions. The services include the purchasing, sale and loan servicing of prime and non-prime automobile loans on behalf of banks and credit unions. Additionally, the Company provides re-marketing services to banks and credit unions. The three subsidiaries are described in more detail below.

AFCO specializes in the acquisition of automobile retail installment contracts on behalf of Banks and Credit Unions from franchised and independent automobile retailers on a point of sale basis. AFCO has entered into a strategic alliance with a major provider of vehicle inventory financing to independent, licensed automobile retailers. AFCO has developed the ILAP service, the installment loan application processing system, at extensive cost. ILAP is an Internet based proprietary pricing, credit scoring and origination model utilizing an exclusive "Risk-Adjusted-Yield" model, which was developed and validate based on 11 years of lending experience. Banks and credit unions use the ILAP service to acquire automobile retail installment contracts on behalf of Banks and Credit Unions. The ILAP service will now be used by the companies two other subsidiaries, AFS and AM.

AFS has established a unique bank and credit union automobile loan participation program under which it provides automobile loan portfolio acquisition services, payment-processing services and asset management services to its investment partners. AFS continues to actively market the loan participation program to banks and credit unions by providing the service of locating pools of automobile retail installment contracts that meet the criteria of the investment partners of AFS. AFS, through the ILAP service, provides the service of quickly and efficiently locating loan participation portfolios that meet the investment requirements of the investment partners of AFS. AFS has a payment-processing service center providing payment-processing and collection services to the investment partners of AFS. Additionally, AFS provides its investment partners with loan participation management services to ensure the investment partners receive the maximum rate of return on their investment in the loan participation program including an exclusive remarketing service provided by AM and is detailed below.

AM operates the remarketing service provided to banks and credit unions involved with AFCO and AFS. AM operates an automobile retail facility that provides the service of determining the best remarketing solution for banks and credit unions. The remarketing service includes locating, reconditioning and retailing of automobiles owned by banks and credit unions. AM also uses the ILAP service in the retailing of all automobiles to ensure the financing source with the highest return to the bank and credit union is achieved for any particular automobile retail transaction.

Continuing from fiscal year 2002, the Company operated independent automobile retail outlets which underwrites, finances and services retail installment contracts generated by sales of used cars through an operating division of the Company's subsidiary AutoCorp Financial Services, Inc. as well as asset management automobile remarketing services AFCO, AFS and various banks and credit unions.

Through the second quarter of fiscal 2003 the Company continues its activity in the purchase and sale of automobile installment contracts. Generally these are seasoned installment contracts that are purchased and sold to third parties. In addition, the Company may sell installment contracts that it has originated through its financing operations. These installment contracts, when adequately seasoned, are also sold to third parties in participation pools. These participation pools are then managed by the Company's subsidiary AutoCorp Financial Services. The service functions for the participation pools are retained by the Company for servicing fees. Servicing fees are charged and collected on a monthly basis.

Management believes that the participation pool segment will become a major contributor to its margins in both the near and long term. In the approximately twelve months since the Company has entered the purchase/sale segment, it has increased its operations from one participation pool under management on behalf of one participant to approximately twenty participation pools under management for eight participants. The Company has the ability through its independent automobile retail outlet operations to re-market collateral that may be repossessed as a result of a default in a given participation pool. This ability in the long term enhances and stabilizes the value of each participation pool.


General Discussion

Revenues for the three months ended June 30, 2003 were $288,089 which consisted of approximately $237,976 in interest income, and $50,113 in other income. This is compared to $450,197 of revenue which consisted of approximately $291,432 in interest income and $158,118 in other income for the same period of the prior year. Other income consists primarily of origination fees earned and service contract commissions. The decrease in revenue over the prior year is attributable to a decrease in the outstanding finance receivables, which decreased from an average balance of $9,000,000 to an average balance of $1,000,000.

Revenues for the six month period ended June 30, 2003 were $963,144 compared to $546,905 for the comparable period the prior year. The increase in revenue over the prior year is attributable to an increase in the outstanding finance receivables, which increased from an average balance of $5,500,000 to an average balance of $9,000,000.

Gross profit for the three months ended June 30, 2003 was $(434,363) compared to $147,115 for the same period of the prior year. Gross profit as a percentage of net revenues was (150.8%) for the three months ended June 30, 2003. For the prior year, this figure was 32.7%. This change was primarily a result of interest expense increasing from $303,082 to $722,452 as a result of the Company writing off deferred financing fees of $418,713 during the second quarter of 2003. These fees were written off as the underlying debt was repaid.

Gross profit for the six month period ended June 30, 2003 was $(15,683) compared to $96,426 for the comparable period the prior year. This change was primarily a result of interest expense increasing from $450,479 to $978,827 as a result of the Company writing off deferred financing fees of $418,713 during the six month period ended June 30, 2003.

Selling, general and other administrative expenses increased from $1,509,448 for the three months ended June 30, 2002 to $2,123,597 for the three months ended June 30, 2003 as a result of the increasing operating expenses to meet anticipated demand that did not materialize. These expenses will be sharply reduced in the future in line with the Company's continued consolidation in personnel, facilities, and general operating costs.

Selling, general and other administrative expenses increased from $2,220,603 for the six months ended June 30, 2002 to $3,109,271 for the six months ended June 30, 2003 as a result of the increasing operating expenses to meet anticipated demand that did not materialize. These expenses will be sharply reduced in the future in line with the Company's continued consolidation in personnel, facilities, and general operating costs.

The loss on sale of $280,742 for the three months and six months ended June 30, 2003 resulted in the loss generated on the sale of $9,000,000 in finance receivables in June 2003.

Liquidity

Cash provided by operations during the six months ended June 30, 2003 was $2,794,662 compared to cash provided by operations of $1,707,932 for the prior years six month period. This increase reflects the impact of the Company's management decision in replacing a credit line with another credit line which had significant effect in lowering borrowing costs. Net cash used in financing activities was $879,569 for the first two fiscal quarters of 2003 compared to cash provided by financing activities of $1,000,000 in the comparable quarters of the prior year. This decrease reflects the impact of the Company's management decision in replacing a credit line with another credit line that had significant effect in lowering borrowing costs.

The Company's debt to its shareholders at June 30, 2003 was $507,925 that is due at various dates through October 2003 with interest rates ranging from 12% to 18%. One promissory note in the amount of $150,000 was repaid on July 19, 2003. The Company's debt to its shareholders at July 31, 2003 was $357,925. The Company expects to renew the debt as it comes due or replace it with borrowings from conventional commercial sources. The Company also has a line of credit that provides advances for the acquisition of installment contracts. The line bears interest at the rate of the underlying installment contracts and does not have a specified maturity date.

The Company expects to meet its operating cash needs through use of the $3,000,000 in cash and other available debt at June 30, 2003, and, if necessary, increased borrowings on the line of credit, loan participations, flow origination and servicing fees.

There can be no assurance that the Company will be able to increase borrowings on the line of credit, loan participations, flow origination and servicing fees.


Item 3.    Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and current Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon their evaluation, the Company's Chief Executive Officer and current Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Autocorp in such reports is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

See Part I Item 2, Results of Operations - Acquisition of Pacific Auto Group, Inc. and Change in Control of AutoCorp Equities, Inc.


The Series A Preferred Shares and the Common Shares is to Pacific Holdings Group in the reverse triangular merger were issued without registration under the Securities Act of 1934, in reliance on the exemption contained in Section 4(2) thereof, as a transaction not involving any public offering.


Item 3 - Defaults upon Senior Securities


None.


Item 4 - Submission of Matters to a Vote of Security Holders


None.


Item 5 - Other information


None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits:

         2.1 Copy of Agreement and Plan of Merger by and among Pacific Auto Group, Inc., AutoCorp Equities, Inc. and PAG Acquisition Corp. dated as of June 20, 2003.*

         2.2 Standstill Agreement dated as of June 30, 2003 between Pacific Holdings Group and AutoCorp Equities, Inc.*

         3.1      Certificate of Designation for the Series A Preferred Shares*

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




* Filed as an Exhibit to Form 8-K filed July 15, 2003 (using the same exhibit number).

(b)      Reports on Form 8-K:


During the fiscal quarter ended June 30, 2003, the Registrant filed Forms 8-K on the following dates, reporting on the items listed below opposite the dates (no financial statements were filed):


     May 12, 2003 - Item 4 announcing change in accountants

     June 24, 2003 - Items 5 and 7 announcing merger agreement



                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AutoCorp Equities, Inc.
                                   Registrant


Date: September 24, 2003       By:  /s/  Charles Norman
                                   -----------------------------------------
                                   Charles Norman
                                   Chief Executive Officer

                                By: /s/  Mike McCraw
                                   -----------------------------------------
                                   Mike McCraw
                                   Acting Chief Financial Officer