Form 10QSB
period 2003-09-30
AUTOCORP EQUITIES INC
filed 2003-12-15
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2003

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission file number 000-15216


                             AUTOCORP EQUITIES, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                              86-0892913
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 106,256,977 shares of Common Stock, $.001 par value, as of September 30, 2003.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET





                                     ASSETS
                                                                   September 30,
                                                                        2003
                                                                   -------------
CURRENT ASSETS:
   Cash and cash equivalents                                       $   1,956,444
   Finance receivables, net                                            2,027,001
   Due from affiliated entities                                           77,289
   Other current assets                                                   28,128
                                                                   -------------
       Total current assets                                            4,088,862

PROPERTY AND EQUIPMENT, NET                                               90,600

INTANGIBLE ASSET, NET                                                    877,616

UNDIVIDED INTEREST IN SECURITIZATION ASSET                             2,000,000

GOODWILL                                                               1,185,907

OTHER ASSETS                                                              66,528
                                                                   -------------

       Total assets                                                $   8,309,513
                                                                   =============

See notes to consolidated financial statements (unaudited).

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                   (Unaudited)



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  September 30,
                                                                       2003
                                                                  -------------


CURRENT LIABILITIES:

   Line of credit                                                 $      12,152
   Accounts payable and accrued expenses                                524,872
   Notes payable to shareholders                                        357,925
   Payable to credit unions                                           2,407,148
   Due to affiliated entities                                           279,876
                                                                  -------------
       Total current liabilities                                      3,581,973
                                                                  -------------
Long-term debt due to affiliated entities                             3,044,567
                                                                  -------------
SHAREHOLDERS' EQUITY:

   Series A cumulative convertible preferred stock,
     $.001 par value, 4,086,856 issued and outstanding                    4,087
   Series B convertible preferred stock, no par value,
    1,621,642 shares issued and outstanding                             352,643
   Common stock, par value $.001; 110,000,000
    shares authorized, 106,256,977 shares issued                        106,257
   Additional paid-in capital                                        11,680,509
   Accumulated deficit                                              (10,460,523)
                                                                  -------------
       Total shareholders'equity                                      1,682,973
                                                                  -------------
       Total liabilities and shareholders'
         equity                                                   $   8,309,513
                                                                  =============


See notes to consolidated financial statements (unaudited).


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended                 Nine Months Ended
                                             September 30,                     September 30,
                                         2003             2002             2003             2002
                                    -------------    -------------    -------------    -------------
REVENUES
  Interest income                   $     123,024    $     418,362    $     934,189    $     796,654
  Other income                              5,519          209,085          224,102          377,698
                                    -------------    -------------    -------------    -------------
                                          128,543          627,447        1,158,291        1,174,352
                                    -------------    -------------    -------------    -------------
COST OF REVENUES
  Interest expense                        112,284          255,428        1,091,111          705,907
  Operating expenses                    1,519,220        1,089,406        4,893,548        3,406,434
                                    -------------    -------------    -------------    -------------
                                        1,631,504        1,344,834        5,984,659        4,112,341
                                    -------------    -------------    -------------    -------------
 LOSS FROM OPERATIONS                  (1,502,961)        (717,387)      (4,826,368)      (2,937,989)

 OTHER INCOME (DEDUCTIONS)
  Forgiveness of indebtedness             150,000             --            150,000             --
  Loss on sale of loans                  (182,069)            --           (248,673)            --
                                    -------------    -------------    -------------    -------------
                                          (32,069)            --            (98,673)            --
                                    -------------    -------------    -------------    -------------

NET LOSS                            $  (1,535,030)   $    (717,387)   $  (4,925,041)   $  (2,937,989)
                                    =============    =============    =============    =============

NET LOSS PER COMMON SHARE,
 basic and diluted                  $        (.01)   $        (.01)   $        (.05)   $        (.03)
                                    =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING,
 basic and diluted                    106,256,977      106,709,051      106,242,691      106,085,649
                                    =============    =============    =============    =============

See notes to consolidated financial statements (unaudited).


                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                   (UNAUDITED)
                                                             2003            2002
                                                         ------------    ------------
Cash Flows From Operating Activities:

  Net loss                                               $ (4,925,041)   $ (2,937,989)
  Adjustments to reconcile net loss to net
   cash used in operating activities
   (net of assets and liabilities acquired in purchase
    transaction):
    Gain/(loss)on sale of loans                               248,673            --
    Forgiveness of debt                                      (150,000)           --
    Depreciation and amortization                             491,870         653,401
    Provision for loan loss                                 1,395,996            --
    Write-off of deferred financing fees                      241,905            --
   Changes in:
      Other current assets                                    472,169        (140,333)
    Other assets                                               (4,231)       (195,681)
    Accounts payables and accrued expenses                   (108,009)        246,609
                                                         ------------    ------------
  Net cash used in operating activities                    (2,336,668)     (2,373,993)
                                                         ------------    ------------
Cash Flows From Investing Activities:

    Capitalized software costs                                 (1,700)       (341,786)
    Proceeds from loans sold                                8,129,200            --
    Consumer loans originated                              (2,500,511)     (9,134,391)
    Principal payments collected on consumer loans          2,759,524       1,452,115
    Payments to Credit Unions                                (402,619)           --
    Purchase of property and equipment                        (10,393)        (15,704)
    Deferred financing fees                                  (204,049)           --
    Acquisitions, net of cash acquired                         56,940            --
                                                         ------------    ------------
Net cash provided by(used in)in investing activities        7,826,392      (8,039,766)
                                                         ------------    ------------

Cash Flows From Financing Activities:

    Borrowings under line of credit                           (12,753)           --
    Advances from affiliates                                  289,411       4,651,119
    Notes Payable                                                --         7,833,976
    Principal payments of long-term debt                   (8,703,734)           --
    Proceeds from sale of securitization assets             3,000,000            --
    Capital Contributions                                     120,438       1,000,000
    Return of Capital                                      (1,000,000)           --
                                                         ------------    ------------
Net cash provided by financing activities                  (6,306,638)     13,485,095
                                                         ------------    ------------

Net increase (decrease)in cash and cash equivalents          (816,914)      3,071,336

Cash and cash equivalents at beginning of period            2,773,358       1,111,686
                                                         ------------    ------------

Cash and cash equivalents at end of period               $  1,956,444    $  4,183,022
                                                         ============    ============





Supplemental disclosures of cash flow information:
   Cash paid for interest                                $  1,038,928    $    979,000

Supplemental disclosures of non-cash information:
   Return of undividended interest in securitization        4,000,000            --
     assets to PHG
   Fair value of stock issued to acquire AutoCorp           1,185,907            --
    by major shareholder


See notes to consolidated financial statements (unaudited).

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

AutoCorp Equities, Inc. and it's wholly owned subsidiaries, collectively the "Company", provides financial products and related services to the pre-owned automotive industry and the finance industry, including the purchase and sale of automobile finance receivables from primarily independent automobile retailers throughout the United States to banks and credit unions.

Effective June 30, 2003, AutoCorp Equities, Inc. (AutoCorp) issued 100,000,000 shares of its common stock and 4,086,586 shares of its Series A convertible stock to Pacific Holdings Group, Inc. (PHG), the parent company of Pacific Auto Group, Inc. (PAG), resulting in PHG owning approximately 95% of the outstanding AutoCorp shares. The form of the transaction was a reverse triangular merger, whereby a newly-formed, wholly-owned acquisition subsidiary of AutoCorp merged with and into PAG, with PAG being the surviving corporation in the merger. The accompanying September 30, 2003 balance sheet includes the assets and liabilities of AutoCorp and PAG. The operations of AutoCorp are included in the consolidated financial statements effective July 1, 2003. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for a full year of operations. See additional discussion in Note 6.

The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended December 31, 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments that are of a normal and recurring nature and which are necessary to fairly present the financial position, results of operations, and cash flows of the Company have been made on a consistent basis. This report should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB Annual Report for the year ended December 31, 2002.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported balances of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Interest income is recognized as collected. Service fees are based on a percentage of collections and are recognized as collected on a monthly basis from the owner of the receivable.

Finance Receivables

Finance receivables consist of purchased installment contracts, which are assigned to the Company upon acquisition. The titles to the automobiles, which serve as security for the payment of the purchased contracts, are either held by the Company or by the financial institution to which the Finance receivables are pledged as collateral.

Finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity of payoff are reported at their outstanding gross contractual balances, net of allowance for losses and unearned finance revenue. Unearned finance revenue consists of unearned interest and discounts realized on contract purchases. Discounts are amortized as adjustments of the yields on the related contracts.

Allowance for credit losses is increased by allocating a portion of the discount recorded on the acquisition of contracts. The Company performs periodic evaluations of the adequacy of the allowance for losses taking into consideration the past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Any increases in the allowance for losses subsequent to the acquisition of the contract are charged to earnings. In conjunction with the Company's contract purchases, dealers make certain representations and warranties regarding the validity of the contract and the enforceability of the security interest in the related vehicle. Consequently, the Company has recourse to the dealer in the event the dealer's representations and warranties are false. Furthermore, the Company's standard form agreement with all of its dealers requires that the dealer repurchase any contract where the borrower has failed to make the first two payments. In such cases, it is the Company's responsibility to return the related vehicle to the dealer. Consumer loans are charged off when they are 120-180 days contractually past due.


NOTE 2. GOING CONCERN UNCERTAINTY

The Company incurred a net loss of $4,925,041 for the nine months ended September 30, 2003, which raises substantial doubt about the Company's ability to continue as a going concern.

Management plans to become profitable by utilizing the Company's cash balance of $1,956,444 at September 30, 2003, and its credit facilities to purchase and sell finance contracts to buyers of such loan products for a fee. The company also performs collection, asset management, and account servicing activities related to these finance contracts on a fee basis if engaged by the buyer of such finance contracts. Management also plans to become profitable by selling services and finance related products to independent used car dealers. The Company has developed a proprietary Internet based product, Internet Loan Application Process (ILAP), which enables the Company to more efficiently process, underwrite, and approve finance contracts. Also, the Company is aligned with an entity that has developed a proprietary Internet based servicing software system that is being integrated with ILAP to provide a fully integrated platform based on new technology to enable the Company to more efficiently and effectively operate it's business from the finance contract origination phase to ultimate collection of the finance receivables, as well as enabling the Company to provide dealer services and products. Management is also engaging various financial institutions to enhance the Company's ability to provide additional financial services and products.

It is not possible to predict the success of management's efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate to continue operations and meet its commitments.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in as a going concern.

On December 5, 2003, the Company executed a new credit facility in the amount of $10,000,000 with a financial institution that bears interest at a rate of prime plus 2% and matures on December 4, 2004. The purpose of the credit facility is to provide working capital support to assist in the funding of the purchases of automobile finance contracts for sale to banks and credit unions. The Company, and PHG's ultimate parent company, which is based in Taiwan, guaranteed the debt obligation.

NOTE 3. FINANCE RECEIVABLES

Finance receivables consist of the following:

                                                   2003
                                                -----------

Finance receivables                             $ 4,567,568

Allowance for doubtful accounts and discounts    (2,540,567)
                                                -----------

Finance receivables, net                        $ 2,027,001
                                                ===========


NOTE 4. LINE OF CREDIT

At September 30, 2003, the Company had a line of credit of $2,000,000 with an institutional lender. Pursuant to this loan agreement, advances under the line are collateralized by finance receivables purchased by the Company for sale to banks and credit unions. The line bears interest at the same rates as the underlying receivables, which generally range from 18% to 24%, has no stated maturity date and is repaid from collections of, or sales of, the underlying finance receivables. At September 30, 2003, the Company had $12,152 in outstanding advances.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)



NOTE 5. NOTES PAYABLE TO SHAREHOLDERS

Notes Payable to shareholders consist of the following:

Note payable, original principal amount of $125,000,
   Interest payable at 12%, principal due on
   October 1, 2004. Secured by 181,159 shares of the
   Company's common stock                                      $   86,675

Note payable, original principal amount of $200,000,
   interest payable at 12%, principal due on
   October 11, 2004. The note is secured by 200,000
   shares of the Company's common stock, installment
   contracts equal to the principal value of the
   note and automobiles purchased with the proceeds
   of the note                                                    195,000

Note payable, original principal amount of $88,750,
   interest payable at 12%, principal due on                       76,250
   July 1, 2004                                                ----------
                                                               $  357,925
                                                               ==========

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)


NOTE 6. ACQUISITION

On June 30, 2003, AutoCorp and PAG entered into a merger agreement (the "Merger Agreement"). On June 30, 2003 ("Merger Closing Date"), a newly created wholly-owned subsidiary of AutoCorp was merged with and into PAG with PAG surviving as a wholly- owned subsidiary of AutoCorp. AutoCorp acquired 100% of the outstanding shares of PAG in exchange for issuance of securities of AutoCorp. The securities consisted of: (1) 100,000,000 shares of AutoCorp common stock, par value $.001 per share (the "AutoCorp Common Shares"), and (2) 4,086,856 shares of a new Series A Convertible Preferred Stock, par value $.001 per share of AutoCorp (the "Series A Preferred Shares") that are convertible at any time, at the option of the holder, into not less than 40,868,560 AutoCorp common shares. As a result of the transaction, PAG recorded goodwill in the amount of $1,185,907.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of AutoCorp have been recorded at their estimated fair value and the results of operations will be included in the consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible assets acquired in the acquisition totaled $1,185,907 and was allocated to goodwill.



The following is a summary of the amounts assigned to the assets and liabilities of Autocorp at June 30, 2003:

Net Assets Acquired

Cash                                            $       56,940
Accounts receivable                                      3,000
Finance receivables,net                              2,200,028
Property and equipment,net                              35,741
Other assets                                            41,849
                                                --------------
Total assets acquired                                2,337,558
                                                --------------
Accounts payable and accrued expenses                  180,868
Notes payable                                          532,830
Loan participation payable                           2,809,767
                                                --------------
Total liabilities assumed                            3,523,465
                                                --------------
Net assets/liabilities acquired                     (1,185,907)
                                                ==============
Total consideration given                            1,185,907
                                                ==============
Total consideration over net assets/
 Liabilities acquired                           $    1,185,907
                                                ==============

Because the former stockholder of PAG owns a majority of the issued and outstanding shares of the common stock of AutoCorp after the merger, this transaction was accounted for as a reverse merger whereby PAG is deemed to be the acquirer of AutoCorp. Therefore, all financial information included in this report on form 10-QSB prior to the Merger Closing Date are those of PAG as if PAG had been the registrant. The financial information since the Merger Closing Date will be those of AutoCorp and PAG on a consolidated basis.

In preparing the Form 10QSB for the nine months ended September 30, 2003, the Company has determined that the original calculation of goodwill was incorrect as previously disclosed in the Form 10QSB which was filed with the commission on September 24, 2003.

Management has determined using the market price of its equity securities (the market capitalization used in connection in valuing publicly traded equity securities) was not representative of the fair value of the net assets (deficiency) acquired. The quoted market price of the Company's equity security should not be the sole measurement basis of the fair value of this transaction.

Management has adjusted the value of goodwill recorded at June 30, 2003, the original value of which was $3,155,562 to be restated to $1,185,907 at September 30, 2003.

Accordingly, the Form 10QSB as filed with the Commission on September 24, 2003 will be amended for this change.


Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred January 1, 2002:

                      Three Months Ended Nine Months Ended
                           September 30, September 30,
                                         2003           2002           2003           2002
                                     -----------    -----------    -----------    -----------
  Revenue                            $   128,543     $ 1,390,055    $ 1,836,364   $ 3,524,790
  Net loss attributed to common      $ 1,535,030     $   876,903    $ 5,410,948   $ 3,423,158
  stockholders

  Net loss per share,
  basic and diluted                  $      (.01)   $      (.01)   $      (.05)   $      (.03)
                                     ===========    ===========    ===========    ===========

  Weighted average number of
  Shares outstanding,
  basic and diluted                  106,256,977    106,709,051    106,242,691    106,085,649
                                     ===========    ===========    ===========    ===========


NOTE 7. INTANGIBLE ASSETS

Software development costs, recorded at cost, are amortized over six years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company determined that there is no impairment of the assets at September 30, 2003.


Intangible assets consist of the following at September 30, 2003:

             Software Development Costs     $ 1,325,362

             Accumulated amortization          (447,746)
                                            -----------

     Intangible assets, net                 $   877,616
                                            ===========


Software development costs will be amortized at the rate of $265,044 per annum until fully amortized in 2006.

                    AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)


NOTE 8.  LOAN PARTICIPATIONS PAYABLE TO CREDIT UNIONS

Loan participations payable to credit unions of $2,407,148 represent a 90% interest purchased by credit unions in six loan pools of automobile finance contracts which were sold to the credit unions by the Company. The principal and interest of these loan participations purchased by credit unions are guaranteed by the Company. The loan participation yields to the credit unions range from 7% to 8%. The Company provides collection, asset management, and servicing activities for the underlying finance receivables on a fee basis for the participating credit unions.

The Company also provides collection and servicing activities on a fee basis for finance receivables sold to credit unions on a non-guaranteed basis, in addition to providing such services to credit unions for financing receivables which were not purchased from the Company. At September 30, 2003, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was $1,569,520.


NOTE 9. UNDIVIDED INTEREST IN SECURITIZATION ASSETS

The Company has an undivided interest in securitization assets. The rights to these assets were contributed to the Company by its major shareholder, PHG. In May, 2003, PAG returned an undivided interest of $4,000,000 of this asset to PHG. In June, 2003, PAG sold $3,000,000 to a third party at no gain or loss.

Note 10. LONG-TERM DEBT

The Company had three notes payable totaling $8,703,734 due to financial institutions, which were repaid in February and June, 2003. Additionally, a note payable totaling $150,000 to a stockholder was forgiven in July, 2003.


Note 11.  RELATED PARTY TRANSACTIONS

The Company has received non-interest bearing cash advances from PHG in the amount of $3,044,567. In addition, the Company has trade payables to these related entities totaling $279,876, primarily for technology services related to the development of ILAP, which were previously provided.

Note 12. LOSS PER SHARE

For the nine months ended September 30, 2003 and 2002, due to net losses, all shares of Common Stock issuable upon conversion of convertible preferred stock, convertible debt and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive.

Note 13. SUBSEQUENT EVENT

On December 5, 2003, the Company executed a new credit facility in the amount of $10,000,000 with a financial institution that bears interest at a rate of prime plus 2% and matures on December 4, 2004. The purpose of the credit facility is to provide working capital support to assist in the funding of the purchases of automobile finance contracts for sale to banks and credit unions. This line has the capability of expanding. The Company, and its ultimate parent company, which is based in Taiwan, guaranteed the debt obligation.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

Forward Looking Statements:

         This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenue, income, or loss, estimates of capital expenditures, plans for future operations, products, or services, financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward looking statements, which speak only as of the date the statement was made.

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

Critical Accounting Policies

Revenue Recognition

Interest income is recognized as collected. Service fees are based on a percentage of collections and are recognized as collected on a monthly basis upon remittance from the owner of the receivable.

Finance Receivables

Finance receivables consist of purchased installment contracts, which are assigned to the Company upon acquisition. The titles to the automobiles, which serve as security for the payment of the purchased contracts, are either held by the Company or by the financial institution to which the Finance receivables are pledged as collateral.

Finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity of payoff are reported at their outstanding gross contractual balances, net of allowance for losses and unearned finance revenue. Unearned finance revenue consists of unearned interest and discounts realized on contract purchases. Discounts are amortized as adjustments of the yields on the related contracts.

Allowance for credit losses is increased by allocating a portion of the discount recorded on the acquisition of contracts. The Company performs periodic evaluations of the adequacy of the allowance for losses taking into consideration the past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Any increases in the allowance for losses subsequent to the acquisition of the contract are charged to earnings. In conjunction with the Company's contract purchases, dealers make certain representations and warranties regarding the validity of the contract and the enforceability of the security interest in the related vehicle. Consequently, the Company has recourse to the dealer in the event the dealer's representations and warranties are false. Furthermore, the Company's standard form agreement with all of its dealers requires that the dealer repurchase any contract where the borrower has failed to make the first two payments. In such cases, it is the Company's responsibility to return the related vehicle to the dealer. Consumer loans are charged off when they are 120 - 180 days contractually past due.

Overview

         On June 30, 2003, Pacific Auto Group, Inc. (PAG) became a wholly owned subsidiary of AutoCorp, and the AutoCorp securities described below were issued to Pacific Holdings Group (PHG). The form of the transaction was a reverse triangular merger, whereby a newly formed, wholly-owned, acquisition subsidiary of AutoCorp merged with and into PAG, with PAG being the surviving corporation in the merger and a subsidiary of Autocorp.

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

         The merger provided the Company with approximately $3 million of additional liquidity to, among other things, expand its existing collection and account servicing business and loan purchases and sales through participation programs and will also establish AutoCorp Equities as a point-of-sale automobile loan originator. The merger will also provide AutoCorp with administrative management support from PHG and access to PAG and AFCO's banking relationships and strategic partners in the automotive finance industry.

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

         Subsequent to the June 30 merger transaction, on a fully-diluted basis, PFG beneficially owns 1,621,642 AutoCorp Common Shares, and PHG beneficially owns 140,868,560 AutoCorp Common Shares. On a fully-diluted basis, PHG and PFG together beneficially own 142,490,202 AutoCorp Common Shares which represents 95.66% of the 148,953,873 AutoCorp Common Shares that would then be outstanding.

         In connection with the merger, the number of Directors constituting the AutoCorp Board of Directors (the "AutoCorp Board") is expected to be increased from three to six. Pursuant to the terms of a Standstill Agreement dated as of June 30, 2003 between PHG and AutoCorp (the "Standstill Agreement"), PHG has agreed, until June 30, 2005, to vote its AutoCorp Common Shares at any election of Directors to elect three designees to the AutoCorp Board. In addition, pursuant to the Standstill Agreement, PHG has agreed, subject to certain limited exceptions, until June 30, 2004, not to sell, directly or indirectly, more than 1% of its Series A Preferred Shares and AutoCorp Common Shares to any person or group, or sell or transfer any of such shares to any such person or group who or which, after the consummation of such sale or transfer, would beneficially own more than 4.9% of the total outstanding voting securities of AutoCorp. Notwithstanding the foregoing, however, PHG may sell or convey up to 20,000,000 AutoCorp Common Shares to one or more unaffiliated third parties without restriction, as long as PHG complies with federal and any applicable state securities laws.

         Subject to receipt of the requisite shareholder approval, the Articles of Incorporation of AutoCorp will be amended to increase the number of authorized Common Shares in order to permit the conversion of all of the Series A Preferred Shares and all of the Series B Preferred Shares into Common Shares in accordance with their respective terms.


Results of Operations

Operational Results for the Three Months Ended September 30, 2003 and 2002

Revenues for the three months ended September 30, 2003 were $128,543, which consisted of $123,024 in interest income and $5,519 in other income. This is compared to $627,447 of revenue, which consisted of approximately $418,362 in interest income and $209,085 in other income for the same period of the prior year. Other income consists primarily of origination fees earned and service contract commissions. The decrease in revenue over the prior year period is attributable to a reduction in interest income and other fees earned relating to the outstanding finance receivables, which decreased from an average balance of $9,000,000 to an average balance of $2,000,000. The average balance of finance receivables has been reduced because a significant portion of the AFCO portfolio was sold as part of the business plan to generate liquidity and position the company to operate as a provider of financial products and related services to the used car automotive industry and the finance industry on a fee basis instead of a portfolio lender.

Operating expenses increased from $1,089,406 for the three months ended September 30, 2002 to $1,519,220 for the three months ended September 30, 2003 primarily as a result of the increase in head count attributable to the merger.

Operational Results for the Nine Months Ended September 30, 2003 and 2002

Revenues for the nine-month period ended September 30, 2003 were $1,158,291 compared to $1,174,352 for the comparable period the prior year. The decrease in revenue over the prior year period is attributable to a reduction in interest income and other fees earned relating to the outstanding finance receivables, which decreased from an average balance of $8,200,000 to an average balance of $2,000,000.

Operating expenses increased from $3,406,434 for the nine months ended September 30, 2002 to $4,893,548 for the nine months ended September 30, 2003 primarily as a result of the recording of loan loss provision of $1,395,996 in 2003.

Liquidity and Capital Resources

Cash used in operations during the nine months ended September 30, 2003 was $2,336,668 compared to cash used in operations of $2,373,993 for the prior years nine month period. This increase reflects the impact of the Company's management decision in replacing a credit line with another credit line which had significant effect in lowering borrowing costs. Net cash used in financing activities was $6,306,638 for the first three fiscal quarters of 2003 compared to cash provided by financing activities of $13,485,095 in the comparable quarters of the prior year. This change reflects the impact of the Company's management decision in replacing a credit line with another credit line that had significant effect in lowering borrowing costs.

On December 5, 2003, the Company executed a new credit facility in the amount of $10,000,000 with a financial institution that bears interest at a rate of prime plus 2% and matures on December 4, 2004. The purpose of the credit facility is to provide working capital support to assist in the funding of the purchases of automobile finance contracts for sale to banks and credit unions. The Company, and its ultimate parent company, which is based in Taiwan, guaranteed the debt obligation. The Company also has a line of credit that provides advances for the acquisition of installment contracts. The line bears interest at the rate of the underlying installment contracts and does not have a specified maturity date.

The Company's debt to its shareholders at September 30, 2003 was $357,925 that is due at various dates through October 2004 with interest rates of 12%. One promissory note in the amount of $150,000 was forgiven on July 19, 2003. The Company expects to renew the remaining debt as it comes due or replace it with borrowings from conventional commercial sources.

The Company incurred a net loss of $4,925,041 for the nine months ended September 30, 2003, which raises substantial doubt about the Company's ability to continue as a going concern.

Management plans to become profitable by utilizing the Company's cash balance of $1,956,444 at September 30, 2003, and its credit facilities to purchase and sell finance contracts to buyers of such loan products for a fee. The company also performs collection and account servicing activities related to these finance contracts on a fee basis if engaged by the buyer of such finance contracts. Management also plans to become profitable by selling services and finance related products to independent used car dealers. The Company has developed a proprietary Internet based product, Internet Loan Application Process (ILAP), which enables the Company to more efficiently process, underwrite, and approve finance contracts. Also, the Company is aligned with an entity that has developed a proprietary Internet based servicing software system that is being integrated with ILAP to provide a fully integrated platform based on new technology to enable the Company to more efficiently and effectively operate it's business from the finance contract origination phase to ultimate collection of the finance receivables, as well as enabling the Company to provide dealer services and products. Management is also engaging various financial institutions to enhance the Company's ability to provide additional financial services and products.

It is not possible to predict the success of management's efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate to continue operations and meet its commitments.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in as a going concern.

On December 5, 2003, the Company executed a new credit facility in the amount of $10,000,000 with a financial institution that bears interest at a rate of prime plus 2% and matures on December 4, 2004. The purpose of the credit facility is to provide working capital support to assist in the funding of the purchases of automobile finance contracts for sale to banks and credit unions. The Company, and PHG's ultimate parent company, which is based in Taiwan, guaranteed the debt obligation.

The Company expects to meet its operating cash needs through use of the approximate $2,000,000 in cash, the new credit facility mentioned above and cash flow generated from increased origination or acquisition and sale of automobile retail installment loan contracts to banks and credit unions, and account collection and servicing fees.


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

         3.1      Certificate of Designation for the Series A Preferred Shares*

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Okley Act of 2002

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

                                      AutoCorp Equities, Inc.
                                      Registrant


Date: December 15, 2003               By: /s/ Charles Norman
                                      ------------------------------------------
                                      Charles Norman
                                      Chief Executive Officer

                                      By: /s/ Michael K. McCraw
                                      ------------------------------------------
                                      Michael K. McCraw
                                      Chief Financial Officer