Form 10KSB
period 2003-12-31
AUTOCORP EQUITIES INC
filed 2004-05-18
CIK 790066

U. S. Securities and Exchange Commission Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] State issuer's revenues for it's most recent fiscal year: $1,259,376.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $2,753,708, based on the $0.24 per share price at which common equity was sold on May 4, 2004 .

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 106,463,671 shares of Common stock, $0.001 par value, as of May 4, 2004.

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
     Item 5.  Market for Common Equity and Related Stockholder Matters........18
     Item 6.  Management's Discussion and Analysis or Plan of Operation.......21
     Item 7.  Financial Statements............................................26
     Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................26
     Item 8A. Controls and Procedures.........................................26

PART III .....................................................................26
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............26
     Item 10. Executive Compensation..........................................28
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management......................................................29
     Item 12. Certain Relationships and Related Transactions..................30
      Item 13. Exhibits and Reports on Form 8-K...............................30

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

PART I

Item 1. Description of Business

THE COMPANY

         AutoCorp  Equities,  Inc.  ("the  Company"  or  "AutoCorp"),  which  is headquartered in Frisco, Texas originates non-prime or sub-prime retail installment contracts secured by automobiles and light-duty trucks primarily through independent used car dealerships for sale to third-party buyers of such contracts.

         On June 30, 2003, Pacific Auto Group, Inc. (PAG) became a wholly-owned subsidiary of AutoCorp, and the AutoCorp securities described below were issued to Pacific Holdings Group (PHG), the sole stockholder of PAG. The form of the transaction was a reverse triangular merger, whereby a newly formed, wholly-owned, acquisition subsidiary of AutoCorp merged with and into PAG, with PAG being the surviving corporation in the merger and a subsidiary of AutoCorp.

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

         The merger provided the Company with approximately $3,000,000 of additional liquidity to, among other things, expand its existing collection and account servicing business and loan purchases and sales through participation programs and will also establish AutoCorp as a point-of-sale automobile loan originator. The merger will also provide AutoCorp with administrative management support from PHG and access to PAG and AFCO's banking relationships and strategic partners in the automotive finance industry.

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

         Immediately subsequent to the June 30 merger transaction, on a fully-diluted basis, PFG beneficially owned 1,621,642 AutoCorp Common Shares, and PHG beneficially owned 140,868,560 AutoCorp Common Shares. On a fully-diluted basis, PHG and PFG together beneficially owned 142,490,202 AutoCorp Common Shares which represents 95.66% of the 148,953,873 AutoCorp Common Shares that would then be outstanding.

RISK FACTORS

         Limited Operating History of Present Business.
         ----------------------------------------------

         The Companys significantly restructured its business strategy in 2000 to include originations, sale, collection and servicing activities related to non-prime retail installment contracts in the automobile industry. Additionally, the Company effected the reverse triangular merger described above in 2003. The relatively brief operating history of the restructured operations provides only a limited basis for evaluation. The prospects must be considered in light of the risks, expenses, difficulties and problems frequently encountered in an industry characterized by intense competition.

         There can be no Assurance of Future Profitability.
         --------------------------------------------------

         The ability to operate profitably will depend primarily on management's ability to:

o profitably originate and sell, on a loan by loan basis, non-prime retail installment contracts secured by automobiles and light duty trucks;

o produce sufficient volume of profitable contracts to operate the Company on a profitable basis;

o effectively collect payments due on the portfolios of automobile receivables serviced and control delinquencies and losses on the automobile receivables portfolio;

o retain existing financing on acceptable terms to fund the expansion of operations;

o        continue to reduce the overall cost structure of the organization; and

o        adapt to an increasingly competitive marketplace.


         The failure to achieve and/or maintain any or all of these objectives could have a materially adverse impact on the business, results of operations and the financial condition of the Company.

         Bankruptcy Related Issues
         -------------------------

         Pacific USA Holdings Corp. (PUSA), the sole stockholder of PHG and PFG, is currently attempting to obtain approval of a plan of reorganization and obtain funding for negotiated settlements of debts with creditors in connection with Chapter 11 bankruptcy proceedings. Unless PUSA achieves these objectives and successfully emerges from Chapter 11 bankruptcy proceedings, there is a risk that PUSA's bankruptcy case could be converted to a Chapter 7 liquidation status. If this occurs, there is a risk that the Bankruptcy Trustee could force the liquidation of the Company if the Trustee were to consolidate PHG, PFG, and the Company into Chapter 7 proceedings. Alternatively, the Bankruptcy Trustee could sell PHG's and PFH's stock holdings in the Company. Further, the $10,000,000 Revolving Loan and Security Agreement with a financial institution, which was obtained on November 24, 2003 for the company's finance subsidiary to provide funding for origination and purchase of retail installment contracts, the loan agreement for this credit facility stipulates that the financial institution has the option to terminate the credit facility in the event that the Company enters bankruptcy proceedings. If the Company does not have the availability of an adequate credit facility, its ability to produce a sufficient volume of contracts necessary to operate profitability is significantly impaired.

         Liquidity and Need for Additional Funding.
         ------------------------------------------

         Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to continue to operate as a going concern. Various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures on other forms of debt will be pursued. However, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

         On May 4, 2004, the Company entered into a series of transactions, certain of which may have an impact on the liquidity of the Company. However, these transactions are subject to rescission as described in Footnote 19.


         Substantial Leverage.
         ---------------------

         Although substantially leveraged at the end of fiscal year 2003, in order to meet the ongoing working capital requirements of the Company, additional indebtedness may have to be incurred, perhaps resulting in a more highly leveraged capital structure. A highly leveraged capital structure could have adverse consequences, including:

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

         Poor Creditworthiness of Borrowers; High Risk of Credit Losses.
         ---------------------------------------------------------------

         The Company currently owns and services automobile receivables acquired in connection with the Credit Union loan participation program. Six of these Credit Union loan participation program transactions are with recourse. These receivables are payable by customers with non-prime credit. Loans to persons with non-prime credit involve an increased probability of delinquency and/or default and involve greater servicing costs than loans made to borrowers with prime credit profiles. The ability to operate profitably depends, in part, on an accurate evaluation of the creditworthiness of customers and the minimization of losses following defaults. As a result, it is likely that delinquency and loss rates in the Company's portfolio will fluctuate in the near term and may increase as a greater portion of the portfolio of automobile receivables matures. A significant variation in the timing of or increases in credit losses experienced on the portfolio of automobile receivables could have a materially adverse effect on the Company. If greater credit losses are experienced in the future, it will be necessary to increase reserves for bad debts, thereby reducing overall profitability. There can be no assurance that any loans made to customers will be repaid in whole or in part or that reserves for such credit risks will be adequate. Any loans that are in default may need to be charged off against the reserves. Further, any default that is with recourse to a Credit Union may require the Company to repurchase the receivable from the Credit Union.

         The occurrence of any of the foregoing events could adversely affect the Company's ability to maintain its current financing sources or obtain new financing sources and; therefore, could have a materially adverse effect on business activities, results of operations and financial condition.

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

         Risk Associated with Expansion.
         -------------------------------

         The  Company's  growth  strategy  may include  future  acquisitions  or mergers, or expansion of services and products offered. There can be no assurance that management will successfully integrate the current operations of the Company with those that may be acquired or established in the future and effectively manage the combined enterprise. There will be a need to limit increasing overhead as additional operations are acquired while still maintaining sufficient staff to effectively collect any additional receivables. Failure to do so would have a materially adverse effect on the business, financial condition and results of operations of the Company. (See Item 1, Description of Business - Present Business Operations).

         Unspecified Acquisitions.
         -------------------------

         The Company expects to continue to actively pursue new business opportunities, including potential mergers and acquisitions, in the future. Such mergers or acquisitions would likely be financed with the issuance of equity or debt securities; by incurring additional indebtedness; with cash or any combination of the foregoing. There is no assurance that any mergers or acquisitions will occur. If any mergers or acquisitions are effected, there is no assurance they can be made on favorable terms, or that they will prove to be profitable. Failure to effect future mergers or acquisitions may limit the growth potential of the Company.

         Geographic  Concentration.
         --------------------------

         Currently the Company originates retail installment automobile receivables in 15 states. The Company is exploring the possibility of entering additional states. Because of this concentration, business levels may be adversely affected in the event of a downturn in the general economic conditions existing in the 15 states in which we are currently active.

         Competition.
         ------------

         Although recent high-profile losses in non-prime lending have caused many of the most substantial conventional lenders to exit this market, competition for financing customers with non-prime credit is still quite strong. The Company's competitors include local, regional and national automobile dealers, secondary finance companies and other sources of financing for automobile purchases, such as lease financing and dealer self-financing. Many of these competitors are larger and have greater financial and marketing resources than the Company. Historically, commercial banks, savings and loan associations, credit unions, captive finance subsidiaries of automobile manufacturers and other consumer lenders have not competed for financing for credit-impaired used car buyers. To the extent that such lenders expand their activities in the credit-impaired market, the Company's financial condition, results of operations or cash flows could be materially and adversely affected (see Item 1, Description of Business -Competition).

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

         Supervision, Regulation and Licensing.
         --------------------------------------

         The automobile financing industry is subject to extensive regulation, supervision and licensing under various federal, state and local laws. Among other things, these laws require that dealership operations obtain and maintain certain licenses and qualifications; limit or prescribe terms of sales and financing contracts; require specified disclosures to customers and borrowers; impose finance charge ceilings; limit the right to repossess and resell collateral; and restrict where used car sales operations may locate.

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

         Consumer Protection and Usury Laws.
         -----------------------------------

         Numerous federal and state consumer protection laws impose requirements upon the origination and collection of retail installment contracts. State laws impose finance charge ceilings and other restrictions on consumer transactions and may require certain contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with these provisions. Further, to the extent that the Company acquires retail installment contracts from third parties, there may be liability for any violations of law committed by such third parties as a successor-in-interest. There can be no assurance that any state will not lower their usury limits or that these states or other jurisdictions into which the Company presently lends, or may lend in the future, will not (i) by judicial decision change the interpretation of existing precedents and/or (ii) adopt additional laws, rules and regulations that could adversely effect the business, financial condition and results of operations of the Company.

         Dependence on Management Information  Systems.
         ----------------------------------------------

         The Company's future success depends in part on the ability to continue to adapt technology, on a timely and cost-effective basis, to meet changing customer and industry standards and requirements.

       Dependence on Key Personnel.
       ----------------------------

         The Company is highly dependent on the services of certain employees. The Company has not entered into an employment agreement with certain key employees. The loss of certain key employees' services could have a materially adverse effect on the business and operations of the Company (see Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act). In addition, the future success of the Company depends upon its ability to attract and retain qualified personnel. Competition to attract and retain such personnel within the industry is intense. There can be no assurance of success in attracting and retaining qualified personnel in the future.

         Market for Common Stock; Volatility of Prices.
         ----------------------------------------------

         There has been a limited public trading market for Common Shares of the Company. There can be no assurance that a regular trading market for the Common Shares will ever develop or, if developed, that it will be sustained. No assurance can be given that the Common Shares will continue to be listed on the Bulletin Board. The market price of the Common Shares could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of operations of the Company or other companies in finance industry, changes in conditions affecting the economy generally, analyst reports, general trends in the industry, and other political or socioeconomic events or factors.

         Lack of Prospective Dividends.
         ------------------------------

         The Company has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be used to reduce debt or finance future growth and that dividends will not be paid to shareholders. There can be no assurance that operations will result in sufficient revenues to enable the Company to operate at profitable levels or to generate a positive cash flow. In addition, the 1,612,083 Series B Preferred Stock issued in connection with the October 2000 restructuring and 9,559 shares issued in satisfaction of cash advances from PFG totalling 1,621,642 has an annual non-cumulative dividend preference of $81,082 (5% of 1,621,642). Accordingly, the Company does not anticipate the payment of any dividends on Common Stock for the foreseeable future (see Item 5, Market for Common Equity and Related Stockholder Matters).


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


         Organization and History

         AutoCorp Equities, Inc. ("the Company" or "AutoCorp"), which is headquartered in Frisco, Texas originates non-prime retail installment contracts secured by automobiles and light-duty trucks primarily through independent used car dealerships for sale to third-party buyers of such contracts.

         On June 30, 2003, Pacific Auto Group, Inc. (PAG) became a wholly owned subsidiary of AutoCorp, and the AutoCorp securities described below were issued to Pacific Holdings Group (PHG), the sole stockholder of PAG. The form of the transaction was a reverse triangular merger, whereby a newly formed, wholly-owned, acquisition subsidiary of AutoCorp merged with and into PAG, with PAG being the surviving corporation in the merger and a subsidiary of AutoCorp.

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

         The merger provided the Company with approximately $3,000,000 of additional liquidity to, among other things, expand its existing collection and account servicing business and loan purchases and sales through participation programs and will also establish AutoCorp as a point-of-sale automobile loan originator. The merger will also provide AutoCorp with administrative management support from PHG and access to PAG and AFCO's banking relationships and strategic partners in the automotive finance industry.

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

         Pacific Financial Group, Inc. a Delaware corporation (PFG), an affiliate of PHG, has owned 1,621,642 shares of Series B Non-Cumulative Convertible Preferred Stock of AutoCorp, par value $.001 per share (the "Series B Preferred Shares") since October 1, 2000. Those Series B Preferred Shares were and are convertible at any time, at the option of the holder, on a one-for-one basis, into 1,621,642 AutoCorp Common Shares. Had PFG converted those Series B

Preferred Shares prior to the June 30, 2003 merger transaction, PFG would have owned 1,621,642 AutoCorp Common Shares (or about 28.28% of the AutoCorp Common Shares that would have been outstanding after the conversion. The Series B Preferred is non-voting stock, and PFG has not exercised any influence over AutoCorp.

         Immediately subsequent to the June 30,2003 merger transaction, on a fully-diluted basis, PFG beneficially owned 1,621,642 AutoCorp Common Shares, and PHG beneficially owns 140,868,560 AutoCorp Common Shares. On a fully-diluted basis, PHG and PFG together beneficially own 142,490,202 AutoCorp Common Shares which represents 95.66% of the 148,953,873 AutoCorp Common Shares that would then be outstanding.


         At September 30, 2000 the Company completed a restructuring transaction effective October 1, 2000 in order to create an efficient organizational and financial structure reflective of the current business plans of the Company. The restructuring substantially reduced debt and sought to reduce exposure to future liability. This was achieved by exchanging 1,612,083 shares of a new series of Preferred Stock Series B for the Series A Preferred Stock in exchange for the extinguishment of all debt, either direct or indirect, of the Company owed AutoPrime as of September 30, 2000. As a condition of the transaction, the Company was released and/or indemnified against any future liability arising as a result of the extinguishment of the debt.

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


         Present Business Operations
         ---------------------------

         The Company operates from a centralized production and servicing center in Frisco, Texas. The Company's current core business is to originate, service, and sell non-prime retail automobile installment contracts.

         In November 2003, the Company obtained a credit facility with a financial institution in the amount of $10,000,000. The line of credit bears an interest rate of prime plus two percent and matures in November 2004.

         The Company's automobile lending programs are designed to serve customers who have limited access to traditional automobile financing. The Company's typical borrowers have experienced prior credit difficulties or have modest income. Because the Company serves customers who are unable to meet the credit standards required by most traditional automobile financing sources, the Company generally charges higher rates than those charged by traditional financing sources. As the Company provides financing in a relatively high risk market, the Company also expects to sustain a higher level of credit losses than traditional automobile financing sources.

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

         The Company's computer system is designed to promptly identify customers whose accounts have become past due. Upon identification of a customer with a delinquent account, that customer is immediately contacted by telephone to demand payment. If payment cannot be obtained from the customer at that time, the Company will seek to make alternative arrangements for payment. Early detection of a customer's delinquencies, as well as a commitment to working with customers to resolve payment issues, reduces credit loss and promotes customer satisfaction. Many finance companies serving the prime market, in contrast, including credit card companies, may wait up to 30 days before contacting a customer in connection with a delinquent payment.


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

         Despite the income potential in the non-prime consumer market, many traditional financing sources, such as banks, savings and loans, credit unions, captive finance companies and leasing companies do not consistently provide financing to, or have from time to time withdrawn from, this market. However, many of these same institutions will buy loans on this type of buyer once the initial, higher-risk period of the first three months have passed.

   Employees.

At December 31, 2003, the Company employed a total of 21 people. No employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

   Seasonality.

The sub-prime or non-prime finance industry is subject to substantial seasonal variations in revenues. Demand for used cars is generally lower in the winter than in other seasons. In addition, sales tend to be lower and payment delinquency rates higher during the holiday and back-to-school seasons, while sales tend to be higher during the late spring and through the summer months.

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



Item 2.  Description of Property

         The principal executive, collections, underwriting and loan servicing offices of the Company are located at 1701 Legacy Dr., Suite 2200, Frisco, Texas 75034. Approximately 5,000 square feet of leased premises are at this location. The rent is approximately $137,000 per year. The lease expires in July 2007.

         The Company also leases one property for AFCO operations. The rent is approximately $9,000 per month and expires September 2004. The property is listed in the following table together with the year the lease expires:

         1. 2677 North Main, Suite 250, Santa Ana, California 14,500 sq ft

         Management does not intend to renew this lease.

         The Company also leases two properties located in Dallas, Texas requiring monthly rent of approximately $10,000 expiring through June 2004 for operations of its wholly owned subsidiary, Ace Motor Company, for the purpose of retailing used automobiles. Management does not intend to renew this lease.

         Management believes the Company's facilities and equipment are in good repair and are adequate for current needs.

ITEM 3. Legal Proceedings

The Company is a defendant in a lawsuit for non-payment of a total purchase price paid for certain retail motor vehicle loan contracts. The company has accrued approximately $116,000 for this potential liability.

The Company is also a defendant in a lawsuit for breach of lease under a theory of Alter ego. A motion for Summary Judgement has been filed against the Company. Management believes there will be a settlement and contends ultimately there will be no material liability.

The Company and its subsidiaries are also subject to litigation in the normal course of business. Management considers the aggregate liability which may result from such litigation not material at December 31, 2003.

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

                                                 Bid Quotations*
                                                 --------------
                                              Low             High

           Fiscal 2003:
                  First Quarter              $0.16           $0.37
                  Second Quarter              0.14            0.45
                  Third Quarter               0.16            0.28
                  Fourth Quarter              0.11            0.16


           Fiscal 2002:
                 First Quarter                0.075           0.19
                 Second  Quarter              0.05            0.55
                 Third Quarter                0.05            0.51
                 Fourth Quarter               0.05            0.25

 --------------------

*        These quotations reflect inter-dealer  prices,  without retail mark-up,
         mark-down,   or   commission   and  thus  may  not   represent   actual
         transactions.

         At December 31, 2003, there were approximately 443 holders of record of the Common Shares of the Company.

         The Company has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be retained to finance future growth.

         From January 1, 2001 through December 31, 2003, the Company issued the following securities without registration under the Securities Act of 1933:

         (1) 217,391 Common Shares were issued in 2001 to a Director in an exchange for a $150,000 note receivable. These shares were issued under the Section 4(2) exemption of the Securities Act.

         (2) 103,569 Common Shares were issued in 2001 to various employees for services rendered during the current valued at $6,215. These shares were issued under the Section 4(2) exemption of the Securities Act.

         (3) 125,000 Common Shares were issued in 2001 for consulting services rendered during the quarter. These shares we issued under the Section 4(2) exemption of the Securities Act.

         (4)      830,000   Common   Shares  were  issued  in  2002  to  Company
                  executives  as bonuses.  These  shares  were issued  under the
                  Section 4(2) exemption of the Securities Act.

         (5) 1,160,000 Common Shares were issued in 2002 to Company executives as bonuses and 100,000 common shares to Venture Capital Partners as incentive bonus to raise capital On behalf of the Company. These shares were issued under the Section 4(2) exemption of the Securities Act.

         (6) 100,000 Common Shares were issued in 2002 to a Company Executive as a bonus. 250,000 Common Shares for services rendered as a consultant. These shares were issued und the
                  Section 4(2) exemption of the Securities Act.

         (7) 50,000 Common Shares were issued in 2003 to the Chairman of the Board for services rendered as a consultant.

Summary of the Terms of Convertibility of the Series "A" Preferred Shares. As part of the June 30, 2003 merger transaction, of the 10,000,000 Preferred Shares authorized in the Company's Articles of Incorporation, a total of 4,086,856 of those shares were designated as Series "A" of which 4,086,856 Preferred Shares were issued as part of the June 30, 2003 merger transaction.

         The terms of the Series "A" Preferred Shares are:

         o        They  have  no  voting  rights,   sinking  fund  provision  or
                  redemption rights;

         o They are convertible into Common Shares on a 10-for-1 basis at any time.

         The Company has  authorized   2,000,000  shares of Series "B" Preferred
Stock of which 1,621,642 shares have been issued.

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


Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Audited Consolidated Financial Statements and related notes, which are contained in Item 7 herein.

Results of Operations

Revenues for the fiscal year ended December 31, 2003 were $1,259,376 which consisted of approximately $1,026,810 of interest income and $232,566 in other income. This is compared to $1,345,267 of interest income and $503,938 in other income for the fiscal year ended December 31,2002. The reduction of revenues is attributable to a decrease of interest earned on finance receivables from the sale of a significant portion of the loan portfolio in the first half of 2003 to generate liquidity and to reposition PAG to operate as an originator and seller of automobile retail contracts on a fee basis rather than a portfolio lender. The Company also received revenues from origination fees, service fees, participation income and other income of $232,566 in 2003 and $503,938 in 2002.

The loss from operations for the year ended December 31, 2003 was $6,348,165 compared to $3,077,655 for the year ended December 31, 2002. Operating loss as a percentage of net revenues was (504%) and (166%) for the years ended December 31, 2003 and December 31, 2002, respectively. The loss from operations increased in 2003 due to the merger of AutoCorp and PAG, and reflects the loss from operations of AutoCorp following the merger which accounted for $880,527 of the increase in the loss. Also, the loss from operations increased due to increased loan losses incurred by PAG in liquidating its loan portfolio prior to the merger and an increased provision for loan losses recorded by AutoCorp following the merger. The provision for loan loss increased from $1,018,757,in 2002 to $1,658,307 in 2003. Interest expense increased to $604,329 in fiscal 2003 from $436,734 for fiscal 2002 as a direct result of the Company's repayment of long-term debt. Other income and deductions increased by approximately $700,000 primarily due to impairment of goodwill. Additionally, the Company reported other deductions in 2003, including the impairment of goodwill of $1,185,907 and the write-off of deferred financing costs of $241,905 related to the payoff of the Company's credit facility which funded PAG's loan portfolio. In December 31, 2003, the entire amount attributable to goodwill was determined to be impaired and written off.

Operating expenses were 604% of revenues for the year ended December 31, 2003 compared to 267% for the prior year. The absolute level of spending increased from approximately $4,926,860 for the year ended December 31, 2002 to $7,607,541 for the year ended December 31, 2003. Operating expenses increased in 2003 due to the merger of AutoCorp and PAG, and reflects the operating expenses of AutoCorp following the merger which accounted for $1,251,796 of this increase in operating expenses.

Liquidity

Net cash used by operations during the year ended December 31, 2003 decreased to $3,437,380 from cash used by operations from $1,936,010 for the prior year. This decrease is primarily due to the merger of AutoCorp and PAG, and includes the use of cash totaling $1,138,599 by AutoCorp for its operations following the merger. Net cash provided by investing activities increased to $7,797,737 from cash used in investing activities of $11,010,740 in 2002 primarily as a result of the sale of a significant portion of PAG's loan portfolio to a financial institution prior to the merger. Net cash used in financing activities was $6,137,942 for fiscal year 2003 compared to cash provided by financing activities of $14,628,234 in fiscal year 2002 primarily resulting from the repayment of PAG's credit facility which funded PAG's loan portfolio, net of proceeds generated from the sale of securitization assets of $3,000,000.

In November 2003, the Company was able to secure a new $10,000,000 credit facility with a financial institution to provide funding for the origination of automobile finance contracts held on a short-term basis for sale to buyers of such contracts. These contracts will serve as collateral securing the credit facility until they are sold. The contracts funded by this credit facility are also secured by default insurance obtained by the Company for the benefit of the lending institution. This credit facility is not available for any purpose other than the origination or purchase of automobile finance contracts that meet the underwriting criteria required by the company providing the default insurance. If the Company does not have the availability of an adequate credit facility, its ability to produce a sufficient volume of contracts necessary to operate profitability is significantly impaired.

The Company's debt to its directors at December 31, 2003 was approximately $351,000 which is due at various dates through October 2004 with interest rates at 12% and 18%. The Company expects to renew the debt as it comes due during fiscal 2004, or replace it with borrowings from conventional commercial sources.

The Company will not be able to meet its working capital needs without obtaining significant additional funding. The Company continues to pursue sources of additional funding to meet its liquidity needs. Various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures on other forms of debt will be pursued. Various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures on other forms of debt will be pursued. There is no assurance the Company will be able to obtain additional funding, or obtain it on terms favorable to the Company.

On May 4, 2004, the Company entered into a series of transactions, certain of which may have an impact on the liquidity of the Company. However, these transactions are subject to rescission as described in Footnote 19.

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies are as follows:

         Finance Receivables
         -------------------

         Finance receivables consist of purchased installment contracts, which are assigned to the Company upon acquisition. The titles to the automobiles, which serve as security for the payment of the purchased contracts, are either held by the company or the financial institution which the Finance receivables serve as collateral.

         Finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity of payoff are reported at their outstanding gross contractual balances, net of allowance for losses and unearned finance revenue. Unearned finance revenue consists of unearned interest and discounts realized on contract purchases.

         Allowance for credit losses is increased by allocating a portion of the discount recorded on the acquisition of contracts. The Company performs periodic evaluations of the adequacy of the allowance for losses taking into consideration the past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, as well as recovery potential of any underlying collateral and current economic conditions. Any increases in the allowance for losses subsequent to the acquisition of the contract are charged to earnings. In conjunction with the Company's contract purchases, dealers make certain representations and warranties regarding the validity of the contract and the enforceability of the security interest in the related vehicle. Consequently, the Company has recourse to the dealer in the event the dealer's representations and warranties are false. Furthermore, the Company's standard form agreement with all of its dealers requires that the dealer repurchase any contract where the borrower has failed to make the first two payments. In such cases, it is the Company's responsibility to return the related vehicle to the dealer. Consumer loans are charged off when they are 120 days contractually past due.


         Undivided Interest in Securitization Assets
         -------------------------------------------

         Undivided interest in securitization assets represents a $2,000,000 interest in loans previously securitized by PUSA. This asset is accounted for at the lower of cost or market.

The rights to these assets were contributed to the Company by its major shareholder, PHG in October 2001 and December 2001. In May, 2003, PAG returned an undivided interest of $4,000,000 of this asset to PHG. In June, 2003, PAG sold $3,000,000 to a third party at no gain or loss. The total securitization asset held by all related entities was valued at approximately $16,721,000 at December 31, 2003. This securitization asset is pledged as collateral on certain obligations of PUSA.

         Intangible Assets
         -----------------

Software development costs, recorded at cost, are amortized over five years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company determined that there is no impairment of these assets.

         Impairment of Goodwill
         ----------------------

The acquisition in June 2003 was accounted for using the purchase method of accounting. As such, the assets and liabilities of AutoCorp have been recorded at their estimated fair value and the results of operations have been included in the consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible assets acquired in the acquisition totaled $1,185,907 and was allocated to goodwill.

In December 2003, Goodwill was tested by management for impairment due to the continuing significant losses of AutoCorp and the expectations that AutoCorp may undergo a change of control. See Notes 2 and 19 included in the financial statements in Item 7.

As a result of the foregoing, management has determined Goodwill to be fully impaired and wrote off the balance in its entirety.

         Deferred Tax Valuation
         ----------------------

The Company has Federal and State tax net operating losses (NOL's) available to carryforward and offset future taxable income of approximately $11.6 million expiring through 2023. These NOL's were generated, principally as a result of the tax losses resulting from the operations of the Company. A deferred tax asset results from the benefit of utilizing the NOL carryforwards in future years.

Due to the current uncertainty of realizing the benefits of the tax NOL carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has been established for the benefit. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company's ability to generate taxable income during future periods. The Company has provided a full valuation allowance for the deferred tax assets since management has not been able to adequately determine that the realization of the asset is more likely than not.


EFFECT OF INFLATION

         The Company does not expect any material negative effect to operations from an increase in the inflation rate.

OFF BALANCE SHEET ARRANGEMENTS

The Company is at times a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. As of December 31, 2003, there were no such commitments.

The Company leases two office facilities under operating leases which expire in September 2004 and May 2007. The Company also leases two automobile retail facilities under operating leases which expire in February 2004 and June 2004.

Item 7. Financial Statements

The following financial statements are attached to and filed as part of this report:

         Consolidated Balance Sheet - December 31, 2003

         Consolidated Statements of Operations For the Years Ended December 31, 2003 and 2002.

         Consolidated Statement of Changes in Shareholders' Equity (Deficit) For the Years Ended September 30, 2003 and 2002.

         Consolidated Statements of Cash Flows For the Years Ended September 30, 2003 and 2002.

         Notes to Consolidated Financial Statements

Item 8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

(a.) The Company has dismissed its Certifying Accountant, KBA Group LLP, effective October 29, 2003.

(b.) The principal accountant's reports for the last two fiscal years did not contain adverse opinions as to the Company's financial statements but were modified to express concern as to the Company's ability to continue as a going concern.

(c.) The decision to change the Company's accountants was approved by the Company's Board of Directors.

(d.) During the last two most recent fiscal years or in the subsequent period ended June 30, 2003, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

(e.) The Company has engaged the accounting firm of Ehrenkrantz Sterling & Co. LLC of Livingston, New Jersey effective October 30, 2003.

(f.) Effective October 29, 2003, Ehrenkrantz Sterling & Co., LLC has been retained as the independent auditor of AutoCorp Equities, Inc., the Registrant, and was retained as independent auditor of the registrant for the fiscal year ending December 31, 2003. Prior to the engagement, Registrant did not consult with regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to the Registrant's financial statements, as well did not consult with Ehrenkrantz Sterling & Co., LLC, as to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue.

Item 8A. Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures"(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information we are required to disclose is recorded, processed, summarized and reported within the necessary time periods.

Internal Control Over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes of the Company's internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2003, as required by paragraph (d) of Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The executive officers and Directors of the Company, as of May 4, 2004, are:

    Name             Age           Position                   Director Since
    ----             ---           --------                   --------------


Charles Norman       46       President and Chief Executive        2003
                               Officer; Director*

Roy Pardini          57       Director**                           2002


Peter Ubaldi         58       Executive Vice President***

Mike McCraw          51       Chief Financial Officer****

Jack Takacs          64       Chairman of the Board*****           2004
-----------------
*        Elected President in April 2003 and a Director in June 2003.
**       Elected a Director in October 2002.
***      Elected Executive Vice President in March 2004.
****     Elected Chief Financial Officer in July 2003.
*****    Elected Chairman of the Board in April 2004

Members of the Board of Directors are elected to serve until the next annual meeting or until their successor is elected and qualified. As of May 4, 2004, the date of the next annual meeting has not been selected.

A brief statement setting forth the principal occupation and certain other information for each of them is set forth below.

Jack Takacs was appointed President and Chief Executive Officer of PUSA in June 2001. He is responsible for developing US business strategies and operating plans. He directs all US operations and coordinates the activities of PUSA with each operating subsidiary. Before joining PUSA, Mr. Takacs was a Partner and Managing Director of Stone Pine Companies, a principal investor, private equity money manager and fund administrator. Mr. Takacs directed the activities of Stone Pine in structured finance and consumer receivables securitizations. Throughout his career, he has placed in excess of $8 billion debt and equity securities in a variety of real estate, corporate finance and consumer finance transactions. Prior to joining Stone Pine, he was associated with the Broadstone

Group, a diversified holding group with more than $500 million in assets. Mr. Takacs' duties included originating and structuring investment opportunities and acquisitions of that group. During his five years with Broadstone, he initiated and assisted in debt and equity financing in excess of $300 million. Prior to joining Broadstone, Mr. Takacs was the Director of Corporate Finance for Cornerstone Partners, a subsidiary of GKM, a New York Exchange member firm. While directing Cornerstone Partners, he was responsible for the origination and structuring of corporate financing transactions exceeding $40 million in equity and $150 million in debt. Prior to working for Cornerstone, Mr. Takacs headed an investment group based in Paris, France, which bought, managed and sold five major hotels.

Charles Norman has been engaged in the financing aspects of the automobile industry since 1986. Mr. Norman served as Executive Vice President of David S. Financial, L.P., an entity engaged in indirect consumer lending in the sub-prime arena from 1986 to 1991. He was Regional Director of the Dealer Banking Division of Union Federal Savings Bank from 1992 to 1993, Vice President of Operations and Marketing at Leadership Financial Group from 1993 to 1994 and President of Auto Finance Express, Inc., thereafter until 1995. He also served as President of Allied Auto Credit from 1995 to 1997 and Director of Asset Management of AutoPrime, Inc. thereafter until 1998. From 1998 to 2002, and from 2003 to present, Mr. Norman also served as CEO of AutoCorp Equities, Inc.

In May 2003, (amended January 2004) the Company entered into an employment agreement with Charles Norman, which provides for an annual salary of $250,000. The agreement provides that Mr. Norman shall serve as our Chief Executive Officer through May 2005. Mr. Norman's employment agreement may be renewed for successive two year periods commencing on the termination date by mutual agreement. There is no provision for any bonus or stock based compensation or stock options. The Board of Director's shall award any bonus or stock based compensation exclusively. If the Company terminates the agreement, Mr. Norman shall be entitled to receive salary and benefits through the termination date in the agreement plus six months severance. If the agreement is not renewed, Mr. Norman shall be entitled to six months severance.

Roy Pardini was Vice President of Corporate Sales with Zales Corporation, Leafe Jewelry Division, from 1967 through 1975. In 1975, Mr. Pardini transferred from retail jewelry sales to the jewelry manufacturing business as a jewelry representative for the largest jewelry manufacturer in the United States. Mr. Pardini was also the owner of a jewelry manufacturing and diamond importing business, Prime Source International, from 1981 through 1987. During the ownership of Mr. Pardini's manufacturing business, he developed a rent to own finance jewelry business which grew to 800 stores. During that period, Mr.
Pardini also founded A Thru Z in 1994 to take advantage of purchasing receivables at a discount. A Thru Z purchased a wide range of receivables including jewelry store receivables, health club receivables and automobile receivables. In 2001, A Thru Z became more focused on the automobile finance arena.

Peter Ubaldi has been in the auto finance and auto leasing industry since 1970. Prior to that, he was employed as a Commercial Credit Analyst with Security National Bank of Long Island and as an Accountant with Touche Ross & co. In the early 1970's, Mr. Ubaldi was the Controller and Financial Vice President of a publicly traded auto leasing company, Industralease Corporation. Throughout the 1980's and 1990's, Mr. Ubaldi was employed by several auto finance and auto leasing companies with full responsibility of arranging lines of credit and preparing for securitizations. Most recently, he was a principal in Hamilton Capital Group which provided services for auto dealers nationwide in the non-prime auto finance business.

Michael K. McCraw is the President and Chief Financial Officer of Pacific Holdings Group, the majority shareholder of the Company. Mr. McCraw is also the President and Chief Financial Officer of Pacific USA Holdings Corp., the sole shareholder of Pacific Holdings Group, and has continuously served in various capacities for Pacific USA and its subsidiaries since 1989. From 1989 to 1991, Mr. McCraw was Chief Financial Officer of Pacific Southwest Bank, a federal savings bank and from 1995 through 2000, Mr. McCraw served as President and Chief Operating Officer of Pacific Realty Group, Inc. and Chairman of Newmark Homes Corp., one of Pacific Realty's leading subsidiaries. From 1974 to 1989, Mr. McCraw was employed by KPMG. Mr. McCraw was elected Chief Financial Officer of the Company in July 2003 following the Company's merger transaction with Pacific Auto Group, Inc.

         The Company's governing documents provide that there must be at least one Director. In addition, the Bylaws authorize the Board of Directors to act by resolution to increase or decrease the number of Directors. The present number of authorized Directors is three.

         We presently contemplate that should a 2004 Annual Meeting of Shareholders be held, the newly elected Directors will hold a regular annual meeting of the Board of Directors. If a regular meeting is not held, the Directors will sign a unanimous consent in lieu of holding the meeting and will re-elect the current officers to the same positions for the coming year.

         We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. We anticipate adopting a code of ethics as soon as practical.

Item 10. Executive Compensation

         Executive Officers. The following table sets forth, for each of the last three fiscal years, cash and certain other compensation paid by our company for our Chief Executive Officer, of which two persons have served as such. None of the next four most highly compensated officers serving on December 31, 2003, received more than $100,000 for fiscal 2003.

 Long Term Compensation


                               Annual Compensation                Awards and Payouts
                           -----------------------------   -------------------------------
 Name/Principal   Fiscal   Salary     Bonus       Other     Stock   Options/   LTIP   All
 Position          Year                          Compen-    Awards    SARs           Other
                                                  sation
 -----------------------------------------------------------------------------------------
 James R. Parmley  2003   $ 14,970   $   --     $    --    $  --     $  --     $ --   $--
 CEO               2002   $ 80,000   $   --     $    --    $19,000   $  --     $ --   $--

 Charles Norman    2003   $135,958   $ 25,000   $    --    $  --     $  --     $ --   $--
 CEO & President   2002   $ 93,135   $   --     $    --    $16,380   $  --     $ --   $--
                   2001   $225,500   $100,000   $  7,200   $  --     $  --     $ --   $--


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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of December 31, 2003, 1,966,158 shares had been issued under the Plan, 75,869 options were outstanding, and 33,842 shares were available for future issuance.

                                              2003              Options
                                                                Weighted
                                                                Average
                                                                Exercise
                                              Shares            Price
--------------------------------------------------------------------------------
Outstanding, beginning of year                75,859             0.03

Granted                                         --                --

Forfeited                                       --                --

Exercised                                       --                --
--------------------------------------------------------------------------------
Outstanding, end of year                      75,869             0.03
                                            ====================================
Options exercisable at year-end               75,869             0.03
                                            ====================================

No options were granted during 2003. There were no warrants authorized during 2003.

Compensation of Directors. No Directors fees were paid during fiscal 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of May 4, 2004, concerning the beneficial ownership of Common Stock by all Directors and nominees, certain executive officers, all Directors and executive officers of the Company, as a group, and each person who beneficially owns more than 5% of the 106,463,671 outstanding shares of Common Stock, $.001 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated;

 Title of            Name and                 Amount and
   Class            Address of                Nature of         Percent
                    Beneficial                Beneficial           of
                      Owner                     Owner            Class
 -------------------------------------------------------------------------------

Common       Charles Norman                    572,500            0.38%
              1701 Legacy Dr.
              Suite 2200
              Frisco, TX 75034

Common       Roy Pardini                       417,391            0.28%
              1701 Legacy Dr.
              Suite 2200
              Frisco, TX 75034

Common       Jack Takacs                          --              0.00%
              1701 Legacy Dr.
              Suite 2200
              Frisco, TX 75034

--------------------------------------------------------------------------------
Director's and Executive Officers
          as a Group                           989,891            0.66%


Common       Pacific Holdings Group        134,868,560           90.54%
              2901 N. Dallas Parkway
              Suite 100
              Plano, TX 75093

Common       Pacific Financial Group         1,621,642            1.09%
              2901 N. Dallas Parkway
              Suite 100
              Plano, TX 75093
--------------------------------------------------------------------------------
All beneficial owners                      137,480,093           90.34
--------------------------------------------------------------------------------

         Pacific Financial Group, Inc. a Delaware corporation (PFG), an affiliate of PHG, owns 1,621,642 shares of Series B Non-Cumulative Convertible Preferred Stock of AutoCorp, par value $.001 per share (the "Series B Preferred Shares"). Those Series B Preferred Shares were and are convertible at any time, at the option of the holder, on a one-for-one basis, into 1,621,642 AutoCorp Common Shares. On a fully-diluted basis, PFG beneficially owns 1,621,642 AutoCorp Common Shares, and PHG beneficially owns 134,868,560 AutoCorp Common Shares. On a fully-diluted basis, PHG and PFG together beneficially own 136,490,202 AutoCorp Common Shares which represents 90.34% of the 148,953,873 AutoCorp Common Shares that would then be outstanding.

         These transactions may have an impact on the capital structure of the Company. However, the transactions are subject to rescission as described in Footnote 19.

         Pacific USA Holdings Corp. (PUSA) is the sole stockholder of PFG and PHG and as such beneficially owns 136,490,202 AutoCorp Common Shares. Pacific Electric Wire and Cable (PEWC) is the sole shareholder of PUSA and as such beneficially owned 136,490,202 AutoCorp Common Shares which represents 90.34% of the 148,953,873 AutoCorp Common Shares that would then be outstanding. Additionally, the Company entered into a series of transactions, certain of which may have an impact on the capital structure of the Company. However, these transactions are subject to rescission as described in Footnote 19.

         Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated there under require that directors and executive officers of the Company and beneficial owners of greater than 10% of the Company's Common Stock file various reports with the Securities and Exchange Commission (the "SEC"). The Company has reviewed its files with respect to fiscal 2003. The following persons and trusts did not file a Form 3, Form 4 or Form 5 timely: None.

Equity Compensation Plan Information


Plan category                             Number of securities     Weighted average          Number of securities
                                          to be issued upon        exercise price of         remaining available for
                                          exercise of              outstanding options,      future issuance
                                          outstanding options,     warrants and rights
                                          warrants and rights
                                          (a)                      (b)                       (c)
Equity compensation plans approved by             --                        --                        --
security holders
Equity compensation plans not approved           75,869                 $   0.03                   133,842
by security holders for AutoCorp Common
Stock
Equity compensation plans not approved           85,000                 $   10.00                   15,000
by security holders for AFCO Common
Stock
Total                                            160,868                $    5.30                  148,842


Item 12. Certain Relationships & Related Transactions

         On June 30, 2003, Pacific Auto Group, Inc. (PAG) became a wholly-owned subsidiary of AutoCorp, and the AutoCorp securities described below were issued to Pacific Holdings Group (PHG), the sole stockholder of PAG. The form of the transaction was a reverse triangular merger, whereby a newly formed, wholly-owned, acquisition subsidiary of AutoCorp merged with and into PAG, with PAG being the surviving corporation in the merger and a subsidiary of AutoCorp.

         Pacific Financial Group, Inc. a Delaware corporation (PFG), an affiliate of PHG, owns 1,621,642 shares of Series B Non-Cumulative Convertible Preferred Stock of AutoCorp, par value $.001 per share (the "Series B Preferred Shares"). Those Series B Preferred Shares were and are convertible at any time, at the option of the holder, on a one-for-one basis, into 1,621,642 AutoCorp Common Shares. The Series B Preferred is non-voting stock, and PFG has not exercised any influence over AutoCorp.

         Immediately subsequent to the June 30 merger transaction, on a fully-diluted basis, PFG beneficially owned 1,621,642 AutoCorp Common Shares, and PHG beneficially owned 136,490,202 AutoCorp Common Shares. On a fully-diluted basis, PHG and PFG together beneficially owned 142,490,202 AutoCorp Common Shares which represents 92.0% of the 148,953,873 AutoCorp Common Shares that would then be outstanding.

         Pacific USA Holdings Corp. (PUSA) is the sole stockholder of PFG and PHG and as such beneficially owned 142,490,202 AutoCorp Common Shares. Pacific Electric Wire and Cable (PEWC) is the sole shareholder of PUSA and as such beneficially owned 142,490,202 AutoCorp Common Shares which represents 95.66% of the 148,953,873 AutoCorp Common Shares that would then be outstanding.

         On May 4, 2004, the Company entered into a series of transactions, certain of which may have an impact on the capital structure of the Company. However, these transactions are subject to rescission as described in Footnote 19.

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number      Exhibit Title
--------------      -------------

2.1 Copy of Agreement and Plan of Merger by and among Pacific Auto Group, Inc., AutoCorp Equities, Inc. and PAG Acquisition Corp. dated as of June 20, 2003. (Exhibit 2.1)
                    (1)

3.1 Certificate of Designation for the Series A Preferred Shares. (Exhibit 3.1) (1)

3.2                 New By-Laws adopted September 1, 2003.

10.1 Standstill Agreement dated as of June 30, 2003 between Pacific Holdings Group and AutoCorp Equities, Inc. (Exhibit 2.2) (1)

10.2                Revolving  Loan and Security  Agreement  Dated  November 24,
                    2003

21.1                List of Subsidiaries

31.1                Rule 13a-14(a) Certification by the Chief Executive Officer

31.2                Rule 13a-14(a) Certification by the Chief Financial Officer

31.1                Section 1350 Certification by the Chief Executive Officer

31.2                Section 1350 Certification by the Chief Financial Officer
------------------------------

(1) Incorporated by reference to the indicated exhibit numbers to the exhibits to the Form 8-K filed on July 15, 2003.

(b)      Reports on Form 8-K

         During the fiscal quarter ended December 31, 2003, the Registrant filed Form 8-K on the following dates, reporting on the items listed below opposite the dates (no financial information was filed):

         October 14, 2003 - Item 8 October 31, 2003 - Item 4, Item 7 November 6, 2003 - Item 4, Item 7 (Form 8-K/A)

Item 14. Principal Accountants Fees and Services

Audit Fees

Fees for audit services totaled approximately $67,750 and $61,803 in 2003 and 2002, respectively, including fees associated with the annual audit and the reviews of the Company's quarterly reports on Form 10-Q.

Tax Fees

Fees for tax services totaled approximately $4,000 and $0 in 2003 and 2002, respectively. These fees were paid to a former officer of the Company.

Audit Related Fees

None.

All Other Fees

None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

         Date:  May 17, 2004              AutoCorp EQUITIES, INC.

                                          (Registrant)

                                           /s/ Charles Norman
                                          --------------------------------------
                                          By: Charles Norman
                                          Chief Executive Officer


                                           /s/ Michael K. McCraw
                                          --------------------------------------
                                          By: Michael K. McCraw
                                          Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                           /s/ Jack Takacs
                                          --------------------------------------
                                          Jack Tacaks, May 17, 2004
                                          (Chairman)

                                           /s/ Charles Norman
                                          --------------------------------------
                                          Charles Norman, May 17, 2004
                                          (Director)

                                           /s/ Roy Pardini
                                          --------------------------------------
                                          Roy Pardini, May 17, 2004
                                          (Director)

                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002



                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT                                               F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                              F-3

   Consolidated Statements of Operations                                   F-5

   Consolidated Statement of Changes in
     Shareholders' Equity (Deficit)                                        F-6

   Consolidated Statements of Cash Flows                                   F-7

   Notes to Consolidated Financial Statements                              F-9

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
AutoCorp Equities, Inc.

We have audited the accompanying consolidated balance sheet of AutoCorp Equities, Inc. and subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoCorp Equities, Inc. and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/ EHRENKRANTZ STERLING & CO LLC
                                               ---------------------------------

Livingston, New Jersey
February 27, 2004 except as to
Notes 1, 2, 8 and 19 as to which the date is May 13, 2004

                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------
                                December 31, 2003
                                -----------------


CURRENT ASSETS:

   Cash                                                               $  995,773
   Finance receivables, net of allowances
    of $974,000                                                        1,498,715
   Accounts receivable-affiliates                                         43,392
   Other current assets                                                  311,557
                                                                      ----------

       Total current assets                                            2,849,437

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF $383,000                                                82,370

CAPITALIZED SOFTWARE, NET OF ACCUMULATED
  AMORTIZATION OF $514,000                                               811,348

UNDIVIDED INTEREST IN SECURITIZATION ASSET                             2,000,000

OTHER ASSETS                                                              33,864
                                                                      ----------

           Total assets                                               $5,777,019
                                                                      ==========
























The accompanying notes are an integral part of these consolidated financial statements.

                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2003

                 LIABILITIES AND SHAREHOLDERS' EQUITY (Deficit)
                 ----------------------------------------------

CURRENT LIABILITIES:
    Current portion of long-term debt due to third parties         $     13,675
    Accounts payable and accrued expenses                               603,023
    Notes payable to directors                                          350,538
    Amounts payable to credit unions                                  2,284,030
    Line of credit                                                        9,996
    Accounts payable-affiliates                                          28,589
                                                                   ------------

          Total current liabilities                                   3,289,851


LONG-TERM DEBT due to third parties, less current portion                64,931
   LONG-TERM DEBT due to affiliated entity                            3,440,197
                                                                   ------------
          Total Long-term liabilities                                 3,505,128

COMMITMENTS AND CONTINGENCIES                                              --

SHAREHOLDERS' EQUITY (DEFICIT):

Series A cumulative convertible preferred stock,
   $.001 par value, 10,000,000 shares authorized,
   4,086,856 issued and outstanding                                       4,087
Series B convertible preferred stock, no par value,
   5% non-cumulative; liquidation preference
   of $14.64 per share; 10,000,000 shares
   authorized, 1,621,642 shares issued and
   outstanding                                                          352,643
Common stock, par value $.001; 110,000,000
   shares authorized, 106,463,671 shares issued
   and outstanding                                                      106,464
Additional paid-in-capital                                           12,080,035
Accumulated deficit                                                 (13,161,449)
                                                                   ------------
                                                                       (618,220)
   Less treasury at cost, 1,817,000 shares                             (399,740)
                                                                   ------------
   Total shareholders' equity (Deficit)                              (1,017,960)
                                                                   ------------

           Total liabilities and shareholders'
              Equity (Deficit)                                     $  5,777,019
                                                                   ============













The accompanying notes are an integral part of these consolidated financial statements.

                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Years Ended December 31,
                                               --------------------------------
                                                       2003             2002
                                               --------------    --------------
REVENUES
   Interest Income                             $    1,026,810    $    1,345,267
   Other income                                       232,566           503,938
                                               --------------    --------------
       Total revenues                               1,259,376         1,849,205

COST OF REVENUES
   Interest expense                                   604,329           436,734
   Compensation and Benefits                        2,767,345         2,657,025
   Office Occupancy and Equipment                     673,504           464,926
   Professional Fees                                  345,704           242,986
   Loan Servicing                                     281,310           372,363
   Depreciation and Amortization                      340,321           355,404
   Provision for Loan Losses                        1,658,307              --
   Other Operating Expense                            936,721           397,422
                                               --------------    --------------

       Total cost of revenues                       7,607,541         4,926,860
                                               --------------    --------------

LOSS FROM OPERATIONS                               (6,348,165)       (3,077,655)

OTHER INCOME (DEDUCTIONS)
   Forgiveness of indebtedness                        150,000              --
   Impairment of goodwill                          (1,185,907)             --
   Write-off of deferred financing costs             (241,905)         (472,417)
                                               --------------    --------------
       Total other deductions                      (1,277,812)         (472,417)
                                               --------------    --------------
NET LOSS                                       $   (7,625,977)   $   (3,550,072)
                                               ==============    ==============

NET LOSS PER SHARE, basic and diluted          $        (0.07)   $        (0.03)
                                               ==============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
   basic and diluted                              106,452,986       105,677,651
                                               ==============    ==============






The accompanying notes are an integral part of these consolidated financial statements.


                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Deficit)

                 For the Years Ended December 31, 2003 and 2002

                                                                                             Preferred Stock
                                                   Common Stock          Additional             Series A
                                          ---------------------------     Paid-in      ---------------------------
                                             Shares         Amount        Capital         Shares         Amount
                                          ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2001               106,463,671   $    106,464   $ 13,962,137      4,086,856          4,087

Capital contribution                              --             --        2,997,467           --             --

Net Loss                                          --             --             --             --             --
                                           -----------        -------     ----------      ---------          -----
Balance at December 31, 2002               106,463,671        106,464     16,959,604      4,086,856          4,087

Return of capital                                 --             --       (1,000,000)          --             --

Capital contribution                              --             --          120,431           --             --

Return of capital of Undivided Interest
 in Securitization assets                         --             --       (4,000,000)          --             --

Net Loss                                          --             --             --             --             --
                                          ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2003               106,463,671   $    106,464   $ 12,080,035      4,086,856   $      4,087
                                          ============   ============   ============   ============   ============

                                               Preferred Stock                                                           Total
                                                  Series B                    Treasury Stock                         Stockholders'
                                          ---------------------------   ---------------------------    Accumulated      Equity
                                             Shares         Amount         Shares         Amount        Deficit        (Deficit)
                                          ------------   ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2001                 1,621,642   $    352,643      1,817,000   $   (399,740)  $ (1,985,400)   $ 12,040,191

Capital contribution                              --             --             --             --             --         2,997,467

Net Loss                                          --             --             --             --       (3,550,072)     (3,550,072)
                                             ---------        -------      ---------       ---------    -----------     -----------
Balance at December 31, 2002                 1,621,642        352,643      1,817,000       (399,740)    (5,535,472)     11,487,586

Return of capital                                 --             --             --             --             --        (1,000,000)

Capital contribution                              --             --             --             --             --           120,431

Return of capital of Undivided Interest
 in Securitization assets                         --             --             --             --             --        (4,000,000)

Net Loss                                          --             --             --             --       (7,625,977)     (7,625,977)
                                          ------------   ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2003                 1,621,642   $    352,643      1,817,000   $   (399,740)  $(13,161,449)   $ (1,017,960)
                                          ============   ============   ============   ============   ============    ============

Due to the reverse merger on June 30, 2003 (Notes 1 and 10), the stockholders equity of AutoCorp Equities, Inc. (AutoCorp) was restated as of January 1, 2002. Included in the restated balance are the following transactions;

During 2002, AutoCorp issued 2,440,000 shares of its common stock for services and bonuses valued at $155,500. During 2003, AutoCorp issued 50,000 shares of its common stock for services valued at $11,000.

The accompanying notes are an integral part of this consolidated financial statement.


                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Years Ended December 31,
                                                         --------------------------------
                                                              2003              2002
                                                         --------------    --------------
Cash Flows From Operating Activities:
Net loss                                                 $   (7,625,977)   $   (3,550,072)
Adjustments to reconcile net loss to net
   cash used by operating activities:
    Loss on sale of loans sold                                  172,530              --
    Forgiveness of debt                                        (150,000)             --
    Depreciation and amortization                               857,561           831,612
    Provision for loan loss                                   1,658,307         1,018,757
    Impairment of goodwill                                    1,185,907              --
   Changes in:
    Other current assets                                        499,305              --
    Other assets                                                 (8,677)         (484,479)
    Accounts payables and accrued expenses                      (26,336)          248,172
                                                         --------------    --------------
   Net cash used by operating activities                     (3,437,380)       (1,936,010)

Cash flows from investing activities:
    Capitalized software costs                                   (1,700)         (341,786)
    Proceeds from loans sold                                  8,228,222              --
    Consumer loans originated                                (2,794,190)      (12,201,712)
    Principal payments collected on consumer loans            3,371,584         1,863,330
    Payments to Credit Unions                                  (525,736)             --
    Purchases of property and equipment                         (26,193)           (9,906)
    Deferred financing fees                                    (511,190)         (340,478)
    Acquisitions, net of cash acquired                           56,940              --
                                                         --------------    --------------
   Net cash provided by (used in) investing activities        7,797,737       (11,010,740)

Cash flows from financing activities:
    Borrowings (repayment) under line of credit                 (14,909)             --
    Advances from affiliated entities                           467,650         2,927,033
    Proceeds of long-term debt                                     --          11,530,476
    Principal payments of long-term debt                     (8,703,734)       (2,826,742)
    Proceeds from sale of securitization assets               3,000,000              --
    Notes payable-directors                                      (7,387)             --
    Capital contributions                                       120,438         2,997,467
    Return of capital                                        (1,000,000)             --
                                                         --------------    --------------
   Net cash provided by (used in) financing activities       (6,137,942)       14,628,234
                                                         --------------    --------------
Net decrease in cash                                         (1,777,585)       (1,661,672)

Cash, beginning of year                                       2,773,358         1,111,686
                                                         --------------    --------------
Cash, end of year                                        $      995,773    $    2,773,358
                                                         ==============    ==============


The accompanying notes are an integral part of these consolidated financial statements.


                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended December 31,
                                                         --------------------------------
                                                              2003              2002
                                                         --------------    --------------
Supplemental disclosures of cash flow information:
   Cash paid for interest                                $      493,355    $      391,286
                                                         ==============    ==============


Supplemental disclosures of non-cash flow information:
In March 2003, the Company issued 50,000 shares
 to a Director for services rendered                     $       11,000    $         --

Return of undivided interest in securitization
     assets to PHG                                       $    4,000,000    $         --
                                                         ==============    ==============


























The accompanying notes are an integral part of these consolidated financial statements.

                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Organization and Business

AutoCorp Equities, Inc. and its wholly-owned subsidiaries, collectively the "Company", provides financial products and related services to the pre-owned automotive industry and the finance industry, including the purchase and sale of automobile finance receivables, collateralized by used automobiles, from primarily independent automobile retailers throughout the United States to banks and credit unions.

PAG is a wholly owned subsidiary of AutoCorp Equities, Inc. ("AutoCorp") which is a significant subsidiary of Pacific Holdings Group, Inc. ("PHG"). PHG is 100% owned by Pacific USA Holdings Group, Inc. ("PUSA"). On December 2, 2002, PUSA filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The ultimate parent company is Pacific Electric Wire & Cable Co. in Taiwan. PAG is the holding company for its wholly-owned subsidiary American Finance Company, Inc. ("AFCO"). AFCO's principal operations consist of the purchase of automobile finance receivables, collateralized by used automobiles, from franchised and independent automotive dealers throughout the United States. AutoCorp Financial Services, Inc. ("AFS") is a wholly-owned subsidiary of AutoCorp whose operations consist of providing financial services to the finance industry.

Pacific USA (PUSA) is the ultimate company of the entire group, owning all of the outstanding stock of PHG.

Effective June 30, 2003, AutoCorp issued 100,000,000 shares of its common stock and 4,086,586 shares of its Series A convertible stock to PHG, the parent company of PAG, resulting in PHG owning approximately 94.0% of the outstanding AutoCorp shares. The form of the transaction was a reverse triangular merger, whereby a newly-formed, wholly-owned acquisition subsidiary of AutoCorp merged with and into PAG, with PAG being the surviving corporation in the merger. The accompanying December 31, 2003 balance sheet includes the assets and liabilities of AutoCorp and PAG. The operations of AutoCorp are included in the consolidated financial statements effective July 1, 2003.

On May 4, 2004, the Company has entered into a series of transactions which may have an impact on control of the Company and its financial position. These transactions are subject to rescission due to certain bankruptcy proceedings of PUSA as described in Note 19.

Consolidated Basis

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

                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

Finance Receivables

Finance receivables consist of purchased installment contracts, which are assigned to the Company upon acquisition. The titles to the automobiles, which serve as security for the payment of the purchased contracts, are either held by the Company or by the financial institution to which the Finance receivables are pledged as collateral.

Finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding gross contractual balances, net of allowance for losses and unearned finance revenue. Unearned finance revenue consists of unearned interest and discounts realized on contract purchases. Finance Receivables that are held for sale are reported at the lower of cost or market value.

Allowance for credit losses is increased by allocating a portion of the discount recorded on the acquisition of contracts. The Company performs periodic evaluations of the adequacy of the allowance for losses taking into consideration the past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of as well as the recovery potential of any underlying collateral and current economic conditions. Any increases in the allowance for losses subsequent to the acquisition of the contract are charged to earnings. When the Company purchases contracts , dealers make certain representations and warranties regarding the validity of the contract and the enforceability of the security interest in the related vehicle. Consequently, the Company has recourse to the dealer in the event the dealer's representations and warranties are false. Furthermore, the Company's standard form agreement with all of its dealers requires that the dealer repurchase any contract where the borrower has failed to make the first or first two payments. In such cases, it is the Company's responsibility to return the related vehicle to the dealer. Consumer loans are charged off when they are 120 - 180 days contractually past due.

Undivided Interest in Securitization Assets

Undivided interest in securitization assets represents $2,000,000 interest in loans previously securitized by PUSA. This asset is accounted for at the lower of cost or market value.

Depreciation and Amortization

Furniture and equipment are carried at cost net of accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the assets.

The Company capitalizes certain computer software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic life of the related software which has been estimated at five years.

Deferred financing costs are amortized over the term of the associated debt using the straight-line method.

Depreciation and amortization expense was $340,321 and $355,404 in 2003 and 2002.

Revenue Recognition

Interest income from finance receivables are recognized using the interest method. Accrual of income on finance receivables is suspended when a contract is contractually delinquent for ninety days or more. The accrual is resumed when the contract becomes contractually current, and past due interest and discount income is recognized at that time.

Origination   Fees  are  recognized  for  services   provided  during  the  loan
origination process at the point in time the loan is funded by the third-party lender.

Service Fees are based on a percentage of collections and are recognized as collected on a monthly basis from the owner of the receivable.

Participation income is based on a percentage of collections and are recognized as collected on a monthly basis from the owner of the receivable.

Income Taxes

PUSA files a consolidated tax return that includes all subsidiaries that are 80% or more owned. PUSA and its subsidiaries operate under a formal intercompany tax sharing arrangement, which treats PUSA and its subsidiaries on a separate company basis.

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are generally recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and net operating loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset in which the Company is not able to determine on a more likely than not basis that the deferred tax asset will be realized.

Long-Lived Assets

It is the Company's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally fair value will be determined using valuation techniques such as the present value of expected future cash flows.

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. The carrying value of cash, accounts payable and accrued liabilities approximate the fair value because of the short maturity of those instruments. The finance receivables have been reduced to their estimated fair value. The carrying value of the undivided interest in securitization assets have been independently appraised and have been reduced to their estimated fair value. The carrying amount of long-term debt approximates the fair value since these debt instruments have variable interest rates similar to those that are currently available to the Company.

Concentrations of Credit Risk

The Company maintains its cash with high credit quality financial institutions. Each account is secured by the Federal Deposit Insurance Corporation up to $100,000.

The Company is at times a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. As of December 31, 2003, there were no such commitments.

The Company currently owns and services automobile receivables acquired in connection with the Credit Union loan participation program. Six of these Credit Union loan participation program transactions are with recourse. These receivables are payable by customers with non-prime credit. Loans to persons with non-prime credit involve an increased probability of delinquency and/or default and involve greater servicing costs than loans made to borrowers with prime credit profiles. The ability to operate profitably depends, in part, on an accurate evaluation of the credit worthiness of customers and the minimization of losses following defaults. As a result, it is likely that delinquency and loss rates in the Company's portfolio will fluctuate in the near term and may increase as a greater portion of the portfolio of automobile receivables matures. A significant variation in the timing of or increases in credit losses experienced on the portfolio of automobile receivables could have a materially adverse effect on the Company. If greater credit losses are experienced in the future, it will be necessary to increase reserves for bad debts, thereby further increasing the Company's losses. There can be no assurance that any loans made to customers will be repaid in whole or in part or that reserves for such credit risks will be adequate. Any loans that are in default may need to be charged off against the reserves. Further, any default that is with recourse to a Credit Union may require the Company to repurchase the receivable from the Credit Union.

NOTE 2. GOING CONCERN UNCERTAINTY

The Company has incurred significant losses from operations and currently has a working capital deficit which raises substantial doubt about the Company's ability to continue as a going concern.

Various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures on other forms of debt will be pursued.

It is not possible to predict the success of management's efforts to achieve profitability. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

On May 4, 2004, the Company entered into a series of transactions, certain of which may have an impact on the capital structure of the Company. However, these transactions are subject to rescission as described in Footnote 19.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 3: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Previous accounting guidance was provided by EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 as of January 1, 2003 and this adoption had no material impact on the Company's combined financial statements for the year ended December 31, 2003.

In November 2002, the EITF reached consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The Company will be required to adopt the provisions of this consensus for revenue arrangements entered into after June 30, 2003, and the Company has decided to apply it on a prospective basis. The Company does not have any revenue arrangements that would have a material impact on its financial statements with respect to EITF No. 00-21.

In November 2002, the FASB issued FASB Interpretation, or FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. However, a liability does not have to be recognized for a parent's guarantee of its subsidiary's debt to a third party or a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 irrespective of the guarantor's fiscal year end. The disclosure requirements of FIN No. 45 are effective for financial statements with annual periods ending after December 15, 2002. The Company does not have any guarantees that would require disclosure under FIN No. 45.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 for public companies. This statement is effective for fiscal years beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148 as of January 1, 2003 and plans to follow the provisions of APB Opinion No. 25 for accounting for stock based compensation.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities, or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. The Company adopted FIN No. 46 as of January 1, 2003 and this adoption had no material impact on the Company's combined financial statements for the year ended December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies the characteristics of an obligation of the issuer. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that it did not have any financial instruments that are impacted by SFAS No. 150.

NOTE 4. FINANCE RECEIVABLES

Finance receivables consist of the following:

                                       2003
----------------------------------------------
Finance receivables                $ 2,472,903

Allowance for credit losses           (974,188)
----------------------------------------------
Finance receivables, net           $ 1,498,715
==============================================

At December 31, 2003, contractual maturities of finance receivables were as follows:

2003             $   60,590
2004                541,164
2005              1,230,418
2006                884,765
2007                448,284
                 ----------
                  3,165,221
Less interest      (692,318)
                 ----------
      Total      $2,472,903
                 ==========

It is the Company's experience that a substantial portion of the consumer loan portfolio generally is collected before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections. Cash collection of principal amounts of consumer loans totaled $3,714,362 in 2003.

Note 5. PROPERTY AND EQUIPMENT

The components of property and equipment as of December 31, 2003 are as follows:

-----------------------------------------------------
Furniture and office equipment             $  372,802
Software                                       92,278
-----------------------------------------------------
                                              465,080
Accumulated depreciation                     (382,710)
-----------------------------------------------------
                                           $   82,370
=====================================================

NOTE 6. INTANGIBLE ASSETS

Software development costs, recorded at cost, are amortized over five years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company determined that there is no impairment of these assets.

Intangible assets consist of the following:

        Software Development Costs   $ 1,325,362

        Accumulated amortization        (514,014)
                                     -----------

    Intangible assets, net           $   811,348
                                     ===========



    Capitalized software will be amortized as follows:


          Year ending December 31,                                    Amount
          ----------------------------------------------------------------------

                2004                                                  264,732
                2005                                                  264,732
                2006                                                  264,732
                2007                                                   17,152
          ----------------------------------------------------------------------
                                                                    $ 811,348
          ----------------------------------------------------------------------


NOTE 7. UNDIVIDED INTEREST IN SECURITIZATION ASSETS

At January 1, 2003, the Company had an undivided interest in securitization assets totally $9,000,000. The rights to these assets were contributed to the Company by its major shareholder, PHG in October 2001 and December 2001. In May, 2003, PAG returned an undivided interest of $4,000,000 of this asset to PHG. In June, 2003, PAG sold $3,000,000 to a third party at no gain or loss. At December 31, 2003, the total securitization asset held by all related entities was valued at approximately $16,721,000. This securitization asset is pledged as collateral on certain obligations of PUSA.

NOTE 8. LINE OF CREDIT

In November 2003, the Company executed a new revolving credit facility in the amount of $10,000,000 with a financial institution that bears interest at a rate of prime plus 2% and matures on in November 2004. The purpose of the credit facility is to provide funding for the purchase of automobile finance contracts (which will serve as collateral) for sale to banks and credit unions. The Company, and PUSA's ultimate parent company, which is based in Taiwan, guaranteed this obligation. At December 31, 2003, there were no outstanding advances on the line of credit. At December 31, 2003, the financial covenants were: (a) the adjusted tangible net worth shall not be less than ($250,000), (b) the Company shall maintain a ratio of net worth to tangible assets of not less than 0.15:1.00, (c) the cumulative charge-off ratio of the finance receivables shall be not more than 10%, and (d) the trailing three month average delinquency rate of finance receivables pledged as collateral shall be not more than 7.5%. The Company is in default of the adjusted tangible net worth covenant and the net worth to tangible asset covenant. At December 31, 2003, there were no borrowings under this line of credit.

On May 4, 2004, the Company entered into a series of transactions, certain of which may have an impact on the Company's compliance with certain debt covenants. However, these transactions are subject to rescission as described in Footnote 19.

At December 31, 2003, the Company had a line of credit of $2,000,000 which matured in December, 2002 with an institutional lender. During 2003, there were no advances under the line and the balance due totaling $9,996 at December 31, 2003 and was repaid in January 2004.

                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9. NOTES PAYABLE TO DIRECTORS

Notes Payable consist of the following:

Note payable to a director, original principal
   amount of $125,000, Interest payable at 12%,
   principal due on October 1, 2004. The obligation
   is secured by certain installment contracts. At
   maturity,   the director has the right to convert
   the balance due into 181,159 shares of Common Stock               $    79,288

Note payable to a director, original principal
   amount of $200,000, interest payable at 12%,
   principal due on October 11, 2004. The note is secured
   by installment contracts automobiles purchased with
   the proceeds of the note.                                             195,000

Note payable to a company owned by a director,
   original principal amount of $88,750, interest
   payable at 12% (subsequently increased to 18%),
   principal due on July, 1, 2004. This note is
   collateralized by certain automobile Contracts.                        76,250

                                                                      ----------
                                                                      $  350,538
                                                                      ==========

                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. ACQUISITION AND GOODWILL
On June 30, 2003, AutoCorp and PAG entered into a merger agreement (the "Merger Agreement"). On June 30, 2003 ("Merger Closing Date"), a newly created wholly-owned subsidiary of AutoCorp was merged with and into PAG with PAG surviving as a wholly- owned subsidiary of AutoCorp. AutoCorp acquired 100% of the outstanding shares of PAG in exchange for issuance of securities of AutoCorp. The securities consisted of: (1) 100,000,000 shares of AutoCorp common stock, par value $.001 per share (the "AutoCorp Common Shares"), and (2) 4,086,856 shares of a new Series A Convertible Preferred Stock, par value $.001 per share of AutoCorp (the "Series A Preferred Shares") that are convertible at any time, at the option of the holder, into not less than 40,868,560 AutoCorp common shares.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of AutoCorp have been recorded at their estimated fair value and the results of operations have been included in the consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible assets acquired in the acquisition totaled $1,185,907 and was allocated to goodwill.

The following is a sum mary of the amounts assigned to the assets and liabilities of AutoCorp at June 30, 2003:

Net Assets Acquired

Cash                                                                $    56,940
Accounts receivable                                                       3,000
Finance receivables,net                                               2,200,028
Property and equipment,net                                               35,741
Other assets                                                             41,849
                                                                    -----------
Total assets acquired                                                 2,337,558
                                                                    -----------
Accounts payable and accrued expenses                                   180,868
Notes payable                                                           532,830
Loan participation payable                                            2,809,767
                                                                    -----------
Total liabilities assumed                                             3,523,465
                                                                    -----------
Net assets/liabilities acquired                                      (1,185,907)
                                                                    ===========
Total consideration given                                             1,185,907
                                                                    ===========
Total consideration over net assets/
 Liabilities acquired                                               $ 1,185,907
                                                                    ===========

                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Because the former stockholder of PAG owns a majority of the issued and outstanding shares of the common stock of AutoCorp after the merger, this transaction was accounted for as a reverse merger whereby PAG is deemed to be the acquirer of AutoCorp. Therefore, all financial information included in this report prior to the Merger Closing Date are those of PAG as if PAG had been the registrant. The financial information since the Merger Closing Date will be those of AutoCorp and PAG on a consolidated basis.

As a result of the merger, AutoCorp triggered a change in control which now has limited its ability to utilize all of its cumulative net operating losses used to offset future taxable income for Federal and State income tax reporting. The tax benefit lost was approximately $2.3 million. See Note 13.

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

Management adjusted the value of goodwill recorded at June 30, 2003 totaling $3,155,562, and restated it to $1,185,907 at September 30, 2003.

Accordingly, the Form 10QSB as filed with the Commission on September 24, 2003 will be amended for this change.

In December 2003, Goodwill was tested by management for impairment due to the continuing significant losses of AutoCorp and the expectations that AutoCorp may undergo a change of control. See Notes 2 and 19.

As a result of the foregoing, management has determined Goodwill to be fully impaired and wrote off the balance in its entirety.

Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred January 1, 2002:

                                                      Twelve Months Ended
                                                          December 31,
                                                      2003             2002
                                                 -------------    -------------

Revenue                                          $   1,937,449    $   4,765,905
Net loss attributed to common                    $   8,111,884    $   5,026,424
stockholders

Net loss per share,
basic and diluted                                $        (.08)   $        (.05)
                                                 =============    =============

Weighted average number of
Shares outstanding,
basic and diluted                                  106,452,986      105,677,651
                                                 =============    =============

                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.  AMOUNTS PAYABLE TO CREDIT UNIONS

Loan participations payable to credit unions of $2,284,030 represent a 90% interest purchased by credit unions in six loan pools of automobile finance contracts which were sold to the credit unions by the Company. The principal and interest of these loan participations purchased by credit unions are guaranteed by the Company. The loan participation yields to the credit unions range from 7% to 8%. The Company provides collection, asset management, and servicing activities for the underlying finance receivables on a fee basis for the participating credit unions.

The Company also provides collection and servicing activities on a fee basis for finance receivables sold to credit unions on a non-guaranteed basis, in addition to providing such services to credit unions for financing receivables which were not purchased from the Company. At December 31, 2003, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was $1,027,149.

                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 12. LONG-TERM DEBT

Long-term debt consists of the following:

Open account advances received from Pacific Holdings
 Group, Inc. (PHG), the parent company of this
 Company. The advances bear no interest and will not be repaid
 before January 1, 2005.                                            $ 3,040,197

An obligation due to PHG matures in December 2005
 and bears interest at 5% per annum. This note is
 subordinated To obligations due financial institutions.
 At maturity, PHG may request the balance be converted
 into Common Stock of the  Company at $0.12 per share.                  400,000
                                                                    -----------
    Long-Term Debt due to Affiliated Entities                         3,440,197
                                                                    ===========

A note due a credit union, which matures in January 2007,
 Requires monthly payments of $1,728 includes interest at
 8% per annum and is collateralized by certain installment
 contracts                                                          $    78,606

Less current portion due to third parties                               (13,675)
                                                                    -----------
   Long-Term Debt due to Third Parties                                   64,931
                                                                    ===========

Annual principal payments are payable as follows:

Year ended December 31,:
2004                                                                $    13,675
2005                                                                  3,456,321
2006                                                                     17,463
2007                                                                     31,344
                                                                    -----------
        Total                                                       $ 3,518,803
                                                                    ===========
Note 13. INCOME TAXES

The Company has remaining cumulative Federal tax net operating losses (NOL's) on a separate company basis of approximately $11.6 million at December 31, 2003 for tax purposes expiring through 2023. These NOL's were generated, principally as a result of the tax losses resulting from the operations of the Company.

Due to the current uncertainty of realizing the benefits of the tax NOL carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company's ability to generate taxable income during the carry forward period. The Company has provided a full valuation allowance for the deferred tax assets since management has not been able to adequately determine that the realization of the asset is more likely than not.

                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The components of income taxes are comprised as follows:

Year Ended December 31,                                 2003            2002
--------------------------------------------------------------------------------
Deferred

     Federal                                       $   (138,800)   $  1,146,000
     State                                              (51,400)        178,000
-------------------------------------------------------------------------------
                                                       (190,200)      1,324,000
     Effect of Valuation Allowance                      190,200      (1,324,000)
--------------------------------------------------------------------------------
                                                   $       --      $       --
================================================================================

The difference between the U.S. Federal statutory rate and the Company's effective rate is:

Year Ended December 31,                                 2003            2002
--------------------------------------------------------------------------------
Federal statutory tax rate                             34.0%            34.0%
Valuation allowance                                   (34.0%)          (34.0%)
--------------------------------------------------------------------------------
Effective tax rate                                      0.0%             0.0%
================================================================================

Deferred tax assets are comprised of the following:

Year Ended December 31,                                 2003            2002
--------------------------------------------------------------------------------
Deferred

Net operating loss carryforward                    $ 7,128,000     $ 2,064,000
Less; Effect of IRS Section 382 Limitation          (2,322,000)          --
                                                     ---------       ---------
                                                     4,806,000       2,064,000
Impairment of goodwill                                 428,000           --
Provision for finance receivable losses                123,000           --
                                                     ---------       ---------
                                                     5,357,000       2,064,000
Valuation allowance                                 (5,357,000)     (2,064,000)
--------------------------------------------------------------------------------
                                                   $     --        $      --
================================================================================

Note 14.  RELATED PARTY TRANSACTIONS

The Company has trade payables to related entities totaling $28,589 and receivables of $43,093. See notes 7, 8, 9, 12 and 19 for the other related party transactions.

                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15. LOSS PER SHARE

For the years ended December 31, 2003 and 2002, due to net losses, all shares of Common Stock issuable upon conversion of convertible preferred stock, convertible debt and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive.

Note 16. Stock Option Plan

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of December 31, 2003, 1,966,158 shares had been issued under the Plan, 75,869 options were outstanding, and 33,842 shares were available for future issuance.

No options were granted during 2003. There were no warrants authorized during 2003.

The following table summarizes stock options outstanding and exercisable at December, 31, 2003:

                                   Weighted
                                   Average                 Average    Expired
   Exercise            Options    Remaining   Options     Exercise    Options
  Price Range                       Life                   Price
--------------------------------------------------------------------------------
Outstanding, beginning of year
  $ 0.03   $ 0.03      75,869    7 years       75,869    $  0.03         --
Granted
    --       --          --         --            --        --           --
Forfeited
    --       --          --         --            --        --           --
Exercised
    --       --          --         --            --        --           --
--------------------------------------------------------------------------------
Options, end of year  75,869     7 years       75,869    $  0.03         --
================================================================================

The Company has granted 85,000 stock options related to AFCO stock to certain employees effective May 1, 2001, at an exercise price of $10.00 per share, and vesting over a five-year period from May 2002 through May 2006. The Board of Directors of AutoCorp may assume these options or substitute an equivalent option or right.

Note 17. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a defendant in a lawsuit for non-payment of a total purchase price paid for certain retail motor vehicle loan contracts. The Company has accrued approximately $116,000 for this potential liability.

The Company is also a defendant in a lawsuit for breach of lease under a theory of Alter ego. A motion for Summary Judgement has been filed against the Company. Management believes there will be a settlement and contends ultimately there will be no material liability.

The Company and its subsidiaries are also subject to litigation in the normal course of business. Management considers the aggregate liability which may result from such litigation not material at December 31, 2003.

Operating Leases

The Company leases two office facilities under operating leases, which expire in September 2004 and May 2007. The Company also leases two automobile retail facilities under operating leases which expire in February 2004 and June 2004. Rent expense totaled $248,627, net of sub-leasing income of $15,000, and $184,859 in 2003 and 2002. Future minimum annual payments under the operating leases are as follows:

Year Ending December 31,                        Amount
-------------------------------------------------------
2004                                         $  254,691
2005                                            136,918
2006                                            136,918
2007                                             57,049
-------------------------------------------------------
Total                                        $  585,576
=======================================================

                    AutoCorp EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 18. Retirement Plans

The employees of AFCO are covered under the PUSA 401(K) Savings Plan. Upon completion of certain eligibility requirements, employees are allowed to contribute up to 15% of their annual compensation. AFCO matches 50% of such contributions up to 6%. Contributions by AFCO totaled $20,681 and $33,983 at December 31, 2003 and 2002, respectively.

The employees of AutoCorp Equities, Inc. and AFS are covered under the Administaff 401(K) Savings Plan. Upon completion of certain eligibility requirements, employees are allowed to contribute up to 80% of their annual compensation. There is no matching contribution provision in this plan.

Note 19. Subsequent Events

As of May 13, 2004, Company draws on the $10,000,000 line of credit were approximately $959,894 for the purchase of automobile contracts.

Subject to certain rescission rights described below, on May 4, 2004, AutoCorp entered into an agreement to repurchase 94 million shares of AutoCorp common stock from PHG, a wholly-owned subsidiary of PUSA, in exchange for a $940,000 Subordinated Note. (PUSA is a indirect wholly-owned subsidiary of Pacific Electric Wire & Cable Co., Ltd., a Republic of China company.)

Subject to certain rescission rights described below, AutoCorp also has agreed to purchase from PHG 7 million shares of common stock of nStor Technologies, Inc. (AMEX: NSO) in exchange for a $2.8 million Subordinated Note. Additionally, the Company has agreed to convert a $3 million open account loan payable to PHG into a Subordinated Note (Note 12). All of the above Notes mature through May, 2007.

Subject to certain rescission rights described below, AutoCorp's Board of Directors, together with PHG, and Pacific Financial Group, Inc. ("PFG") (an affiliate of PHG), as the holders of all the Series A and Series B Convertible Preferred Stock, have agreed to change the conversion rights of both series so they are not convertible at the option of the holder until May, 2006. Accordingly, until May 2006, PHG, PFG, PUSA and PEWC will not be controlling entities.

In April 2004, subject to certain rescission rights, AFCO sold a subsidiary where the $10,000,000 revolving credit facility (Note 8) was domiciled to Legacy Receivables Corporation, a related entity controlled by certain executive officers of AutoCorp, for $300,000. AFCO will continue to have the ability to draw from this facility in its entirety. The sale agreement is subject to right of rescission.

PUSA is debtor-in-possession in Chapter 11 bankruptcy Cause No. 02-80906-SAF, in United States District Court, Northern District of Texas, filed December 2, 2002. Although AutoCorp, PHG and PFG are not filing entities in the bankruptcy proceedings, AutoCorp and PHG have agreed that PHG has the right to rescind the transactions through June 15, 2004, if requested to do so by the bankruptcy court, the creditor's committee, or a representative of the court.

If these transactions are not rescinded, the number of outstanding common shares will be reduced from 106 million to approximately 12 million.