Form 10QSB
period 2004-03-31
Homeland Security Network, Inc.
filed 2005-04-27
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-15216

AUTOCORP EQUITIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0892913
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2500 Legacy Dr., Suite 226
Frisco, Texas 75034
(Address of principal executive offices)

214.618.6400
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 106,463,671 shares of Common Stock, $.001 par value, as of March 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Forward Looking Statements:

This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but not limited to, projections of revenue, income, or loss, estimates of capital expenditures, plans for future operations, products, or services, financing needs or plans, as well as assumptions relating to the foregoing. The words “believe”, “expect”, “anticipate”, “estimate”, “project”, and similar expressions identify forward looking statements, which speak only as of the date the statement was made.

Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in. the Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-QSB, including those in the notes to the Company’s consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company’s stock price.
PART I

FINANCIAL INFORMATION

Item 1a.	Financial Statements

 AUTOCORP EQUITIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

Item 1b.
Homeland Security Network, Inc.’s (formerly AutoCorp Equities, Inc.) (the “Company”) Form 10-Q quarterly reports for the periods ending March 31, June 30, and September 30, 2004, that are being filed, include interim financial statements that have not been reviewed by our independent registered public accountant.

The statements have been reviewed by a certified public accountant. (See the independent accountant’s report)

Blaise S. Mazzoni, CPA
P.O. Box 395
Feasterville, PA 19053
215-669-6215; Telefax 215-364-1222

Autocorp. Equities, Inc.
Stockholders and Board of Directors

We have made a review of the balance sheet of Autocorp Equities, Inc. as of March 31, 2004 and the related statements of income, retained earnings, and cash flows for the three-month period then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

April 18, 2005

Blaise S. Mazzoni
Certified Public Accountant

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS
March 31,
2004

CURRENT ASSETS:
Cash	$429,231
Finance receivables, net	1,736,733
Accounts receivable-affiliates	42,205
Other current assets	318,050
Total current assets	2,526,219

PROPERTY AND EQUIPMENT, NET	49,683

INTANGIBLE ASSET, NET	745,080

UNDIVIDED INTEREST IN SECURITIZATION ASSET	2,000,000

OTHER ASSETS	33,865
Total assets	$5,354,846

See notes to consolidated financial statements (unaudited).

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

March 31,
2004

CURRENT LIABILITIES:

Current portion of long-term debt due third parties	$16,501
Line of credit	594,302
Accounts payable and accrued expenses	884,248
Notes payable	343,850
Amounts payable to credit unions	2,035,549
Accounts payable-affiliates	40,635
Total current liabilities	3,915,085

LONG-TERM DEBT due to third parties, less current portion	59,689
LONG-TERM DEBT due to affiliated entity	3,438,607
Total long-term debt	3,498,296

COMMITMENTS AND CONTINGENCIES	--

SHAREHOLDERS’ EQUITY:

Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized 4,086,856 issued and outstanding	4,087
Series B convertible preferred stock, no par value, 5% non-cummulative; liquidation preference of $14.64 per share; 10,000,000 shares authorized; 1,621,642 shares issued and outstanding	352,643
Common stock, par value $.001; 110,000,000 shares authorized, 106,463,671 shares issued and outstanding	106,464
Additional paid-in capital	12,080,035
Accumulated deficit	(14,202,024)
(1,658,795)
Less treasury at cost, 1,817,000 shares	(399,740)
Total shareholders’equity (deficit)	(2,058,535)
Total liabilities and shareholders’ Equity	$5,354,846

See notes to consolidated financial statements (unaudited).

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
REVENUES
Interest Income	$128,743	$573,189
Other income	67,991	101,866
Total revenues	196,734	675,055

COST OF REVENUES
Interest expense	205,527	256,375
Compensation and Benefits	532,035	537,240
Office Occupancy and Equipment	152,808	107,459
Professional Fees	60,559	48,595
Loan Servicing	40,392	20,860
Depreciation and Amortization	82,586	82,396
Provision for Loan Losses	27,357	--
Other Operating Expense	136,052	166,758
Total cost of revenues	1,237,316	1,219,683
LOSS FROM OPERATIONS	(1,040,582)	(544,628)

NET LOSS PER SHARE, basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
basic and diluted	106,463,671	106,420,338

 See notes to consolidated financial statements (unaudited).

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(UNAUDITED)

	2004	2003
Cash Flows From Operating Activities:
Net loss	$(1,040,575)	$(551,311)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on sale of loans sold	950	--
Forgiveness of debt	--	--
Depreciation and amortization	82,586	82,398
Amortization of deferred financing fees	78,802	--
Provision for credit losses on finance receivables	179,875	(153,851)
Write-off of deferred financing fees	--	--
Changes in:
Other Finance Receivable principal-non cash	66,326	--
Other current assets	(13,024)	(141,389)
Other assets	(25,655)
Accounts payables and accrued expenses	214,436	(123,425)
Net cash used by operating activities	(456,280)	(963,076)

Cash flows from investing activities:
Capitalized software costs	--	(1,701)
Consumer loans originated	(738,501)	(1,596,497)
Principal payments collected on consumer loans	253,332	1,629,822
Payments to Credit Unions	(248,481)	--
Disposals of property and equipment	15,878	(4,817)
Deferred financing fees	(46,117)	--
Acquisitions, net of cash acquired	--	--
Net cash provided by (used in) investing activities	(763,889)	26,807

Cash flows from financing activities:
Borrowings (repayment) under line of credit	651,086	296,310
Advances from affiliated entities	11,644	358,460
Proceeds of long-term debt	--	--
Principal payments of long-term debt	(9,104)	--
Proceeds from sale of securitization assets	--	--
Notes payable-directors	--	--
Capital contributions	--	--
Return of capital	--	--

Net cash provided by (used in) financing activities	653,626	654,770
Net decrease in cash	(566,542)	(281,499)

Cash, beginning of quarter	995,773	2,773,356
Cash, end of quarter	$429,231	$2,491,857

See notes to consolidated financial statements (unaudited).

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003
Supplemental disclosures of cash flow information:
Cash paid for interest	$55,839	$--
Supplemental disclosures of non-cash flow information:
In March 2003, the Company issued 50,000 shares to a Director for services rendered	$--	$11,000

See notes to consolidated financial statements (unaudited).

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

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

Pacific USA (PUSA) is the primary domestic parent company of the entire group, owning all of the outstanding stock of PHG.

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

Sale of the company

On August 18, 2004, Pacific Holdings Group ("PHG"), the then controlling shareholder of our Company, and one of its affiliates, Pacific Financial Group, Inc. ("PFG" and, collectively with PHG, the "Sellers"), sold their stock to a partnership, AutoCorp Acquisition Partners (“AAP”,the "Purchaser") formed by the President and Executive Vice President of the company.

At the closing of the sale on August 20, 2004 (the "Closing"), the Purchaser designated two persons (the "Purchaser Designees") who were elected to our Board of Directors. They became a majority of our Board after the tenth day subsequent to the mailing and filing of the Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

Information relating to the company’s voting securities

The outstanding voting securities of the Company include the Common Stock, the Series A Preferred Stock and the Series B Preferred Stock. As of July 30, 2004, there were 106,463,671 shares of Common Stock outstanding. Holders of the Common Stock are entitled to one vote on all matters presented to stockholders for each share registered in their respective names. Shares of Preferred Stock have no voting rights.

Background of transaction and Change in Control

Pursuant to an Acquisition Agreement (the "Acquisition Agreement") entered into as of August 18, 2004 by and among the Sellers, the Purchaser and the Company, the Sellers sold all of the stock of the Company held by them to the Purchaser. Pursuant to the Acquisition Agreement, the four Board members, all of whom had been appointed by PHG as majority shareholder of the Company (the "PHG-Appointed Directors"), appointed the Purchaser Designees to the Board. Two of the PHG-Appointed Directors then resigned immediately and the remaining two PHG-Appointed Directors resigned on September 13, 2004, being more than ten days after the mailing and filing of the Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder.

Messrs. Norman and Ubaldi acquired the stock of the Sellers by (1) delivering their own personal guarantees to Far East National Bank ("FENB") to obtain the release of the guarantee by Pacific Electric Wire & Cable Co., Ltd. ("PEWC") discussed below; and (2) agreeing the Company could make the transfers and give the releases to PHG described (and in the amounts indicated) below; simultaneously with PHG funding and canceling the obligations of the Company described (and in the amounts indicated) below. No cash was paid by the Purchasers to the Sellers for the stock.

PEWC is PHG's indirect parent. PEWC had provided a guarantee to FENB in connection with a $10 million revolving credit facility from FENB to AFCO Receivables Funding Corp., an indirect subsidiary of the Company ("AFCO"). At the date of the Closing of the Acquisition Agreement, there was $661,796 outstanding under the revolving credit facility. It was a condition to the Closing that PEWC be released from its guarantee.

Messrs. Norman and Ubaldi agreed the Company could transfer to PHG (i) the entire ownership of certain residual interests in securitization assets, which were then on the books of American Finance Company, Inc., an indirect subsidiary of the Company, in the amount of $2 million; (ii) the balances in certain bank accounts of the Company and its subsidiaries in the amount of $404; and (iii) a 1993 Lexus automobile owned by AutoCorp Financial Services, Inc., a wholly owned subsidiary of the Company; along with the agreement of the Company to transfer subsequent to the Closing any other assets not directly associated with the Company's primary business of automobile sub-prime loan acquisition.

Messrs. Norman and Ubaldi also agreed the Company and the Company's subsidiaries could release PHG and its affiliates from certain receivables due from them to the Company in the amount of $37,395.

Simultaneously with the transfers and releases by the Company, PHG funded or agreed to fund certain historical payroll obligations in the amount of $173,851. and loan portfolio obligations of the Company in the amount of $56,000, and to cancel certain obligations owed to PHG and its affiliates by the Company and the Company's subsidiaries in the amount of $4,139,880.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

As part of the transaction, PHG secured the release of 35 million shares of restricted Company common stock pledged to FENB in connection with an outstanding loan to PHG and an affiliate of PHG. Such shares are part of the 94,000,000 Common Shares Sellers sold to Purchaser.

As a result of the transaction, the Purchaser is now the beneficial owner of the majority of the Company's stock and the Purchaser Designees now constitute 100% of the Company's Board of Directors.

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

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

Consequently, the Company has recourse to the dealer in the event the dealer's representations and warranties are false. Furthermore, the Company's standard form agreement with all of its dealers requires that the dealer repurchase any contract where the borrower has failed to make the first or second of two payments. In such cases, it is the Company's responsibility to return the related vehicle to the dealer. Consumer loans are ordinarily  charged off when they are 120 - 180 days contractually past due.

Undivided Interest in Securitization Assets

Undivided interest in securitization assets represents $2,000,000 interest in loans previously securitized by PUSA. This asset is accounted for at the lower of cost or market value. Effective August, 2004 the company transferred the balance of the securitization asset of $2,000,000 to PHG, at settlement, as part of the consideration in the acquisition of the company by AAP.

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

Depreciation and amortization expense was $82,586 and $82,398 for the three months ended March 31, 2004 and 2003.

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

Service fees are based on a percentage of collections and are recognized as collected on a monthly basis from the obligor of the receivable.

Participation income is based on a percentage of collections and are recognized as collected on a monthly basis from the obligor of the receivable.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

Income Taxes

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

Federal and state income tax returns for all entities have not been filed since the acquisition in August 2004. Current management is in the process of seeing that all past and current tax returns are filed in the near future.

Long-Lived Assets

It is the Company's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows.

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

The Company is at times a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. As of March 31, 2004, there were no such commitments.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

The Company currently owns and services automobile receivables acquired in connection with a Credit Union loan participation program. Six of these Credit Union loan participations transactions are with recourse. These receivables are payable by customers with non-prime credit. Loans to persons with non-prime credit involve an increased probability of delinquency and/or default and involve greater servicing costs than loans made to borrowers with prime credit profiles.

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

The company is in negotiations with the manufacturer of a proprietary device and a software developer to obtain exclusive rights to market a product in the automotive and commercial transportation industries. This device will provide a more economical solution to tracking and locating vehicles, rolling stock, and other mobile machines and equipment. The tracking system will utilize proprietary software to facilitate its use by cellular devices already in use by the public and commercial enterprises.

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

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

Note 3: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Previous accounting guidance was provided by EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 as of January 1, 2003 and this adoption had no material impact on the Company's combined financial statements for the three months ended March 31, 2004.

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

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

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

FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities, or SPEs) and determining whether such entities should be consolidated.  FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. The Company adopted FIN No. 46 as of January 1, 2003 and this adoption had no material impact on the Company's combined financial statements for the three months ended March 31, 2004.

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

NOtE 4. FINANCE RECEIVABLES

Finance receivables consist of the following:

March 31, 2004
Finance receivables	$2,735,239
Allowance for credit losses	(941,212)
Finance receivables, net	$1,794,027

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

Note 5. PROPERTY AND EQUIPMENT

The components of property and equipment as of March 31, 2004 are as follows:

Furniture and office equipment	$358,689
Software	92,277
450,966
Accumulated depreciation	(401,283)
$49,683

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

Intangible assets consist of the following:

Software Development Costs	$1,325,362
Accumulated amortization	(580,348)
Intangible assets, net	$745,080

Capitalized software will be amortized as follows:

Year ending December 31,	Amount
2004	264,732
2005	264,732
2006	264,732
2007	17,152
$811,348
Less amortization for first quarter 2004	(68,268)
$745,080

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

NOTE 7. UNDIVIDED INTEREST IN SECURITIZATION ASSETS

At January 1, 2003, the Company had an undivided interest in securitization assets totally $9,000,000. The rights to these assets were contributed to the Company by its major shareholder, PHG in October 2001 and December 2001. In May, 2003, PAG returned an undivided interest of $4,000,000 of this asset to PHG. In June, 2003, PAG sold $3,000,000 to a third party at no gain or loss. At December 31, 2003, the total securitization asset held by all related entities was valued at approximately $16,721,000. This securitization asset is pledged as collateral on certain obligations of PUSA. Effective August, 2004 the company transferred the balance of the securitization asset of $2,000,000 to PHG, at settlement, as part of the consideration in the acquisition of the company by AAP.

NOTE 8. LINE OF CREDIT

In November 2003, the Company executed a new revolving credit facility in the amount of $10,000,000 with a financial institution that bears interest at a rate of prime plus 2% and matures in November 2004. The purpose of the credit facility is to provide funding for the purchase of automobile finance contracts (which will serve as collateral) for sale to banks and credit unions. The Company, and PUSA's ultimate parent company, which is based in Taiwan, guaranteed this obligation. At March 31, 2004, there was $594,302 in outstanding advances on the line of credit. At March 31, 2004, the financial covenants were: (a) the adjusted tangible net worth shall not be less than $15,000, (b) the Company shall maintain a ratio of net worth to tangible assets of not less than 0.15:1.00, (c) the cumulative charge-off ratio of the finance receivables shall be not more than 10%, and (d) the trailing three month average delinquency rate of finance receivables pledged as collateral shall be not more than 7.5%.  The Company is in default of the adjusted tangible net worth covenant and the net worth to tangible asset covenant. This line of credit was guaranteed by PHG’s indirect parent PEWC. On August 18,2004, the date of the sale to AAP, the advances on the line of credit had a balance of $661,796. A condition at closing was that PEWC’s guaranty was released.

At December 31, 2003, the Company had a line of credit of $2,000,000 which matured in December 2002 with a balance of $9,996. During 2004, there were no advances under the line. The total balance due of $9,996 was repaid in January 2004.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

NOTE 9. NOTES PAYABLE

Notes Payable consist of the following:

Note payable to a third party: original principal amount of $125,000, Interest payable at 12%, principal due on October 1, 2004. At maturity, the third party has the right to convert the balance due into 181,159 shares of Common Stock	$72,600

Note payable to a third party: original principal amount of $200,000, interest payable at 12%, principal due on October 11, 2004.	195,000

Note payable to a third party: original principal amount of $88,750, interest payable at 12% (subsequently increased to 18%), principal due on July, 1, 2004.	76,250

$343,850

These notes were formally due to a director of the company. However, prior to the sale of the company in August 2004, the individual was no longer a director.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

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

The following is a summary of the amounts assigned to the assets and liabilities of AutoCorp at June 30, 2003:

Net Assets Acquired

Cash	$56,940
Accounts receivable	3,000
Finance receivables,net	2,200,028
Property and equipment,net	35,741
Other assets	41,849
Total assets acquired	2,337,558
Accounts payable and accrued expenses	180,868
Notes payable	532,830
Loan participation payable	2,809,767
Total liabilities assumed	3,523,465
Net assets/liabilities acquired	(1,185,907)
Total consideration given	1,185,907
Total consideration over net assets/Liabilities acquired	$1,185,907

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

Because the former stockholder of PAG owned a majority of the issued and outstanding shares of the common stock of AutoCorp after the merger, this transaction was accounted for as a reverse merger whereby PAG is deemed to be the acquirer of AutoCorp. Therefore, all financial information included in this report prior to the Merger Closing Date are those of PAG as if PAG had been the registrant. The financial information since the Merger Closing Date will be those of AutoCorp and PAG on a consolidated basis.

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

Accordingly, the Form 10QSB as filed with the Commission on September 24, 2003 was amended for this change.

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

Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred January 1, 2002:

	Three Months Ended
	March 31,
	2004	2003

Revenue	$196,734	$1,180,951
Net loss attributed to common stockholders	$1,040,575	$821,989
Net loss per share, basic and diluted	$(.01)	$(.01)
Weighted average number of Shares outstanding, basic and diluted	106,463,671	106,420,338

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

NOTE 11. AMOUNTS PAYABLE TO CREDIT UNIONS

Loan participations payable to credit unions of $2,035,549 represent a 90% interest purchased by credit unions in six loan pools of automobile finance contracts which were sold to the credit unions by the Company. The principal and interest of these loan participations purchased by credit unions are guaranteed by the Company. The loan participation yields to the credit unions range from 7% to 8%. The Company provides collection, asset management, and servicing activities for the underlying finance receivables on a fee basis for the participating credit unions.

The Company also provides collection and servicing activities on a fee basis for finance receivables sold to credit unions on a non-guaranteed basis, in addition to providing such services to credit unions for financing receivables which were not purchased from the Company. At March 31, 2004, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was $1,488,386.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

Note 12. LONG-TERM DEBT

Long-term debt consists of the following:

Open account advances received from Pacific Holdings Group, Inc. (PHG), the parent company of this Company. The advances bear no interest and will not be repaid before January 1, 2005. This obligation was satisfied at closing in August, 2004 when the Company was acquired by AAP.	3,038,607

An obligation due to PHG matures in December 2005 and bears interest at 5% per annum. This note is subordinated to obligations due financial institutions.
At maturity, PHG may request the balance be converted into Common Stock of the Company at $0.12 per share. This obligation was satisfied at closing in August, 2004 when the Company was acquired by AAP.	400,000
Long-Term Debt due to Affiliated Entities	3,438,607

A note due a credit union, which matures in January 2007, Requires monthly payments of $1,728 includes interest at 8% per annum and is collateralized by certain installment contracts	$76,190
Less current portion due to third parties	(16,501)
Long-Term Debt due to Third Parties	59,689

Annual principal payments are payable as follows:

Year ended December 31,:
2004	$13,675
2005	17,714
2006	17,463
2007	31,344
Total	$80,196

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

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income taxes are comprised as follows:

Year Ended December 31,	2003	2002
Deferred

Federal	$(138,800)	$1,146,000
State	(51,400)	178,000
	(190,200)	1,324,000
Effect of Valuation Allowance	190,200	(1,324,000)
	$--	$--

The difference between the U.S. Federal statutory rate and the Company's effective rate is:

Year Ended December 31,	2003	2002
Federal statutory tax rate	34.0%	34.0%
Valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

Deferred tax assets are comprised of the following:

Year Ended December 31,	2003	2002
Deferred

Net operating loss carryforward	$7,128,000	$2,064,000
Less; Effect of IRS Section 382 Limitation	(2,322,000)	--
	4,806,000	2,064,000
Impairment of goodwill	428,000	--
Provision for finance receivable losses	123,000	--
	5,357,000	2,064,000
Valuation allowance	(5,357,000)	(2,064,000)
	$--	$--

Note 14. RELATED PARTY TRANSACTIONS

The Company had trade payables to related entities totaling $40,635 and receivables of $42,205. See notes 7, 8, 9, 12 and 19 for the other related party transactions. The receivables and liabilities were satisfied at closing on the sale of the company in August, 2004.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

Note 15. LOSS PER SHARE

For the quarters ended March 31, 2004 and 2003, due to net losses, all shares of Common Stock issuable upon conversion of convertible preferred stock, convertible debt and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive.

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of March 31, 2004, 1,966,158 shares had been issued under the Plan, 75,869 options were outstanding, and 33,842 shares were available for future issuance.

No options were granted during the quarter ended March 31, 2004. There were no warrants authorized during the quarter ended March 31, 2004.

The following table summarizes stock options outstanding and exercisable at March, 31, 2004:

Weighted
			Average		Average	Expired
Exercise		Options	Remaining	Options	Exercise	Options
Price Range			Life		Price
Outstanding, beginning of year
$ 0.03	$0.03	75,869	7 years	75,869	$0.03	--
Granted
--	--	--	--	--	--	--
Forfeited
--	--	--	--	--	--	--
Exercised
--	--	--	--	--	--	--
Options, end of year	--	75,869	7 years	75,869	$0.03	--

This 75,869 share option was waived in August, 2004.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

The Company has granted 85,000 stock options related to AFCO stock to certain employees effective May 1, 2001, at an exercise price of $10.00 per share, and vesting over a five-year period from May 2002 through May 2006. The Board of Directors of AutoCorp may assume these options or substitute an equivalent option or right.

Note 17. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a defendant in a lawsuit for non-payment of a total purchase price paid for certain retail motor vehicle loan contracts. The Company has accrued approximately $116,000 for this potential liability. The company has filed a counter claim for approximately $175,000. The company expects this lawsuit to be settled in the near future.

The Company is also a defendant in a lawsuit for breach of lease. A motion for Summary Judgment has been filed against the Company. Management believes there will be a settlement and contends ultimately there will be no material liability. This lawsuit has been settled in 2005 for $28,000. The company will make three installment payments of $1,000 and a balloon payment $25,000 in 2005.

The Company and its subsidiaries are also subject to litigation in the normal course of business. Management considers the aggregate liability which may result from such litigation not material at March 31, 2004.

Operating Leases

The Company leased two office facilities under operating leases, which expire in September 2004 and May 2007. The Company also leased two automobile retail facilities under operating leases which expired in February 2004 and June 2004.  Rent expense totaled $67,566, and $77,809 in for the quarter ended March 31, 2004 and 2003. The company no longer occupies these facilities and is in negotiations with the landlords to settle the amounts remaining under the leases. The company expects to settle these lease cancellations at substantially reduced amounts.

Future minimum annual payments under the operating leases are as follows:

Year Ending December 31,	Amount
2004	$168,819
2005	68,082
2006	86,805
2007	90,874
2008	92,570
2009	46,285
Total	$553,435

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

Note 18. Retirement Plans

The employees of AFCO are covered under the PUSA 401(K) Savings Plan. Upon completion of certain eligibility requirements, employees are allowed to contribute up to 15% of their annual compensation. AFCO matches 50% of such contributions up to 6%. Contributions by AFCO totaled $1,570 and $ 6,408 for the quarter ended March 31, 2004 and 2003, respectively.

Note 19. Subsequent Events

At January 1, 2004, loan participations payable to credit unions of $2,086,648 represent a 90% interest purchased by credit unions in six loan pools of automobile finance contracts, which were sold to the credit unions by the Company. The principal and interest of these loan participations purchased by credit unions at January 1, 2004 were guaranteed by the Company. The loan participation yields to the credit unions range from 7% to 8%.

On August 31, 2004, the Company was released from guarantees on four of six loan participations in the amount of $1,193,482.

At September 30, 2004, loan participations payable to credit unions of $479,684 represent a remaining 90% interest purchased by credit unions in two loan pools of automobile finance contracts guaranteed by the Company.

The Company provides collection, asset management, and servicing activities for the underlying finance receivables on a fee basis for the participating credit unions. On August 31, 2004, the Company was released from all servicing responsibilities of four of the guaranteed loan participations.

The Company also provides collection and servicing activities on a fee basis for finance receivables sold to credit unions on a non-guaranteed basis, in addition to providing such services to credit unions for financing receivables which were not purchased from the Company.

On August 18,2004, the date of the sale to AAP, the advances on the line of credit had a balance of $661,796. A condition at closing was that PEWC’s guaranty was released.

Effective April 5, 2005, trading in the Company stock was temporarily suspended for ten (10) days for failure to make timely filings with the SEC. Current management has been utilizing all resources and information to see that all past filings will be submitted in the immediate future. Current management is also committed to seeing that all future filings will be made timely and complete.

PUSA was a debtor-in-possession in Chapter 11 bankruptcy Cause No. 02-80906-SAF, in United States District Court, Northern District of Texas, filed December 2, 2002. AutoCorp, PHG and PFG are not filing entities in the bankruptcy proceedings. The bankruptcy proceeded without any involvement of the Company.

Sale of the stock of the company

On August 18, 2004, Pacific Holdings Group ("PHG"), the then controlling shareholder of our Company, and one of its affiliates, Pacific Financial Group, Inc. ("PFG" and, collectively with PHG, the "Sellers"), sold their stock to a partnership, AutoCorp Acquisition Partners (“AAP”,the "Purchaser") formed by the President and Executive Vice President of the company.

At the closing of the sale on August 20, 2004 (the "Closing"), the Purchaser designated two persons (the "Purchaser Designees") who were elected to our Board of Directors. They became a majority of our Board after the tenth day subsequent to the mailing and filing of the Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder.

Sale of the stock of the company enabled existing management to gain control of the company and extricate itself from problematic circumstances existing both prior-to and following PUSA’s bankruptcy. These events critically affected the company’s ability to maintain and enhance it’s working capital position and competitiveness in the market. Management believes these circumstances to be mitigated by it’s new independence.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

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

Allowance for credit losses is increased by allocating a portion of the discount recorded on the acquisition of contracts. The Company performs periodic evaluations of the adequacy of the allowance for losses taking into consideration the past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. Any increases in the allowance for losses subsequent to the acquisition of the contract are charged to earnings. In conjunction with the Company’s contract purchases, dealers make certain representations and warranties regarding the validity of the contract and the enforceability of the security interest in the related vehicle. Consequently, the Company has recourse to the dealer in the event the dealer’s representations and warranties are false. Furthermore, the Company’s standard form agreement with all of its dealers requires that the dealer repurchase any contract where the borrower has failed to make the first two payments. In such cases, it is the Company’s responsibility to return the related vehicle to the dealer. Consumer loans are ordinarily charged off when they are 120 - 180 days contractually past due.

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

The merger provided the Company with approximately $3 million of additional liquidity to, among other things, expand its existing collection and account servicing business and loan purchases and sales through participation programs and will also establish AutoCorp Equities as a point-of-sale automobile loan originator. The merger will also provide AutoCorp with administrative management support from PHG and access to PAG and AFCO’s banking relationships and strategic partners in the automotive finance industry.

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

The June 30, 2003 merger transaction reported above has resulted in a change of control of AutoCorp Equities, Inc. In this transaction, AutoCorp issued securities to PHG. The securities consisted of: (1) 100,000,000 shares of AutoCorp common stock, par value $.001 per share (the “AutoCorp Common Shares”), and (2) 4,086,856 shares of a new Series A Convertible Preferred Stock, par value $.001 per share of AutoCorp (the “Series A Preferred Shares”) that are convertible at any time, at the option of the holder, into not less than 40,868,560 AutoCorp Common Shares. The conversion rate is 10 AutoCorp Common Shares for each Series A Preferred Share. The Series A Preferred Shares are non-voting. However, if all the Series A Preferred Shares were converted, PHG would own 140,868,560 AutoCorp Common Shares.

Pacific Financial Group, Inc. a Delaware corporation (PFG), an affiliate of PHG, owned 1,621,642 shares of Series B Non-Cumulative Convertible Preferred Stock of AutoCorp, par value $.001 per share (the “Series B Preferred Shares”) since October 1, 2000. Those Series B Preferred Shares were convertible at any time, at the option of the holder, on a one-for-one basis, into 1,621,642 AutoCorp Common Shares. Had PFG converted those Series B Preferred Shares prior to the June 30, 2003 merger transaction, PFG would have owned 1,621,642 AutoCorp Common Shares (or about 19.62% of the AutoCorp Common Shares that would have been outstanding after the conversion. The Series B Preferred is non-voting stock, and PFG has not exercised any influence over AutoCorp.

Subsequent to the June 30 merger transaction, on a fully-diluted basis, PFG beneficially owned 1,621,642 AutoCorp Common Shares, and PHG beneficially owned 140,868,560 AutoCorp Common Shares. On a fully-diluted basis, PHG and PFG together beneficially owned 142,490,202 AutoCorp Common Shares which represented 95.66% of the 148,953,873 AutoCorp Common Shares then outstanding.

In August 2004, the Company was sold to Autocorp Acquisition Partners, Ltd.(AAP), a Partnership, formed by two of the Company’s former officers/employees. The sellers, PHG and PFG, sold, assigned and transferred to AAP, all equity securities of the Company including 94,000,000 shares of Common Stock, 4,086,856 shares of Series A Preferred Stock, and 1,621,642 shares of Series B Preferred Stock free and clear of all liens and encumberances of any kind. Additionally, PHG and PFG, secured the full, complete and unconditional release of 35,000,000 shares of Common Stock, which were included in the 94,000,000 shares owned by PHG and PFG and held as collateral by Far East National Bank in connection with a loan made to PHG and PFG and Pacific American Distribution Company (PADC). PHG and PFG cancelled and assigned and transferred to the company all liabilities and obligations in any and all forms, owing at July 31,2004, from the Company or any subsidiary of the Company to PHG and PFG or to any affiliate of PHG, PFG, or to any affiliate of PHG and/or PFG that was not a Company subsidiary including, without limitation, all intercompany payables due to PHG and PFG in the amounts of $28,589 in accounts payable and $3,440,197 in long term notes payable reflected on the Company’s consolidated balance sheet at December 31, 2003. PHG and PFG assumed all obligations of AFCO with respect to a Residual Interest Purchase Agreement with Coastal Capital Corporation dated May 21, 2003.

PHG and PFG also made provisions for the payment of the Company’s payroll in the amount of $88,818 for the month of July, 2004, and unpaid withholding taxes, payroll taxes, employee benefits, and expenses incurred by employees on behalf of the Company in the amount of $85,034. PHG and PFG were released from any liability associated with employment of any employee of the company, or any of it’s subsidiaries including, without limitation, wages, salary accrued and unpaid vacation, sick leave, health benefits, other benefits or termination expenses with the exception that certain employees were indemnified by PHG to AAP as to any legal or salaried issues not resolved as of the closing date.

PHG and PFG also reimbursed the Company $56,000 for monies previously borrowed from the company. PHG and PFG also agreed to deliver to the Company any and all property of the Company in their possession, including property on their premises and property located in offsite warehouses.

The current Board of Directors of the Company, consisting of designees of Holdings, will at the Closing elect persons designated by Purchaser (to the extent allowed under Nevada law and the certificate of incorporation and by-laws of the Company) to the Board of Directors and will then resign from the Board upon compliance by the Company with Section 14(f) of the Securities Exchange Act of 1934, as amended and the expiration of the required notice period or upon provision of a legal opinion of counsel to the Company or the Purchaser to such directors that such resignations are in compliance with all applicable laws.

Holdings shall be responsible for reasonable expenses incurred in connection with compliance with Section 14(f) and mailing of the required notice to shareholders of the Company.

Upon securing requisite shareholder approval, the Articles of Incorporation of AutoCorp were amended to increase the total number of authorized Common Shares.

Results of Operations

Operational Results for the Three Months Ended March 31, 2004 and 2003

Revenues for the three months ended March 31, 2004 were $196,734, which consisted of $128,743 in interest income and $67,991 in other income. This is compared to $675,055 of revenue, which consisted of approximately $573,189 in interest income and $101,866 in other income for the same period of the prior year. Other income consists primarily of origination fees earned and service contract commissions. The decrease in revenue over the prior year period is attributable to a reduction in interest income and other fees earned relating to the outstanding finance receivables, net of reserves, which decreased from $9,980,389 to balance of $1,794,027. The balance of finance receivables has been reduced because a significant portion of the AFCO portfolio was sold as part of the business plan to generate liquidity and position the company to operate as a provider of financial products and related services to the used car automotive industry and the finance industry on a fee basis instead of a portfolio lender.

Operating expenses increased from $1,219,683 for the three months ended March 31, 2003 to $1,237,316 for the three months ended March 31, 2004 primarily as a result of the increase in head count attributable to the merger.

Liquidity and Capital Resources

Cash used in operations during the three months ended March 31, 2004 was $456,280 compared to cash used in operations of $963,076 for the prior years three month period. This increase reflects the impact of the Company’s management decision in replacing a credit line with another credit line which had significant effect in lowering borrowing costs. Net cash provided by financing activities was $653,626 for the first fiscal quarters of 2004 compared to cash provided by financing activities of $654,770 in the comparable quarter of the prior year. This change reflects the impact of the Company’s management decision in replacing a credit line with another credit line that had significant effect in lowering borrowing costs.

In November 2003, the Company executed a new credit facility in the amount of $10,000,000 with a financial institution that bears interest at a rate of prime plus 2% and matures in November 2004. The purpose of the credit facility is to provide working capital support to assist in the funding of the purchases of automobile finance contracts for sale to banks and credit unions. The Company, and its ultimate parent company, which is based in Taiwan, guaranteed the debt obligation. The Company also has a line of credit that provides advances for the acquisition of installment contracts. The line bears interest at the rate of the underlying installment contracts and does not have a specified maturity date. This line of credit was guaranteed by PHG’s indirect parent PEWC. On August 18,2004, the date of the sale to AAP the advances on the line of credit had a balance of $661,796. A condition at closing was that PEWC’s guaranty was released.

The Company's debt to third parties at March 31, 2004 was $343,850 that is due at various dates through October 2004 with interest rates of 12% and 18%. The Company expects to renew the remaining debt as it comes due or replace it with borrowings from conventional commercial sources.

The Company incurred a net loss of $1,040,575 for the three months ended March 31, 2004, which raises substantial doubt about the Company’s ability to continue as a going concern. Sale of the company enabled existing management to gain control of the company and extricate itself from problematic circumstances existing both prior-to and following PUSA’s bankruptcy. These events critically affected the company’s ability to maintain and enhance it’s working capital position and competitiveness in the market. Management expects these circumstances to be mitigated by it’s new independence.

On April 14, 2005, the company entered into an agreement to manufacture a hardware device and is in the final negotiations with a software/firmware developer for wireless proprietary products. This device will provide an economical solution to tracking and locating vehicles, rolling stock, and other mobile machines and equipment. The tracking system will utilize proprietary software to facilitate its use by personal computers and cellular devices already in use by the public and commercial enterprises.

Additionally, management plans to become profitable by utilizing the Company’s cash balance of $429,231 at March 31, 2004, and its credit facilities to purchase and sell finance contracts to buyers of such loan products for a fee. The company also performs collection and account servicing activities related to these finance contracts on a fee basis if engaged by the buyer of such finance contracts. Management also plans to become profitable by selling services and finance related products to independent used car dealers. The Company developed a proprietary Internet based product, Internet Loan Application Process (ILAP), which enabled the Company to more efficiently process, underwrite, and approve finance contracts. Also, the Company is aligned with an entity that has developed a proprietary Internet based servicing software system that is being integrated with ILAP to provide a fully integrated platform based on new technology to enable the Company to more efficiently and effectively operate it’s business from the finance contract origination phase to ultimate collection of the finance receivables, as well as enabling the Company to provide dealer services and products. Management is also engaging various financial institutions to enhance the Company’s ability to provide additional financial services and products. The Company has also aligned itself with an entity that has developed a proprietary product and service related to the automotive and commercial transportation industries.

It is not possible to predict the success of management’s efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate to continue operations and meet its commitments.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in as a going concern.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and  current Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.

Based upon their evaluation, the Company’s Chief Executive Officer and current Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Autocorp in such reports is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is a defendant in a lawsuit for non-payment of a total purchase price paid for certain retail motor vehicle loan contracts. The Company has accrued approximately $116,000 for this potential liability.

The Company is also a defendant in a lawsuit for breach of lease. A motion for Summary Judgment has been filed against the Company. Management believes there will be a settlement and contends ultimately there will be no material liability.

The Company and its subsidiaries are also subject to litigation in the normal course of business. Management considers the aggregate liability which may result from such litigation not material at March 31, 2004.

Item 2 - Changes in Securities

None.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other information

None

Item 6 - Exhibits and Reports on Form 8-K

See September ,2004

(a)	Exhibits:

2.1
Acquisition Agreement dated as of August 18, 2004, by and among Pacific Holdings Group, Pacific Financial Group, Inc., AutoCorp Equities, Inc., and AutoCorp Acquisition Partners. (Exhibit 2.1 to Form 8-K filed August 31, 2004)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Okley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

During the fiscal year 2004, up to and including April 2005, the Registrant filed Forms 8-K on the following dates, reporting on the items listed below opposite the dates (no financial statements were filed after December 31, 2003):

June 18, 2004 -
Item 5 announcing recission by ACOR of repurchase of ACOR shares from PHG; recission by ACOR of purchase of shares of nStor Technologies; recission by ACOR of agreement to convert interco-payable to subordinated note; recission by ACOR of agreement to sell ACOR subsidiary AFCO Receivables Funding Corp. to Legacy Receivables Corp., an entity involving a certain executive officer and others.

August 31, 2004 -	Item 2.1 Acquisition Agreeement, Autocorp Acquisitions Partners

February 1, 2005-	Item 1.01 AutoCorp, Inc. entered into Letters of Intent to acquire ComTrak Solutions, Inc. and Rodwell Software Systems, Inc., both are dated January 31, 2005.

February 8, 2005 -	AutoCorp Equities, Inc. released an analyst report on the Company prepared by Market Advisors, Inc. The complete unedited text of the report is filed.

April 5, 2005 -
Homeland Security Network, Inc. (formerly AutoCorp Equities, Inc.) Announced that its common stock was temporarily suspended by the Securities and Exchange Commission pursuant to Section 12(k) of the Securities Exchange Act of 1934.

April 21, 2005 -
Item 1.01 On April 14, 2005, Homeland Security Network, Inc. entered into a Licensing and Distribution Agreement and Sales Purchase Agreement with Advantra International NV. The licensing agreement has a two year term and is renewable for successive one year renewal terms. Advantra has agreed to pay a royality for products that utilize the Company’s intellectual property. Under the terms of the Licensing Agreement, the Company has exclusivity to distribute, develop, market, and sell Advantra’s hardware devices, and Advantra shall receive a mutually agreed upon significant number of shares of the Company’s common stock and options for the same. See exhibits 10.1 and 10.2 for the complete documents.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOCORP EQUITIES, INC. Registrant

Date: April 26, 2005	By:	/s/ Charles Norman

Charles Norman Chief Executive Officer Principal Executive Officer

By:	/s/ Peter Ubaldi

Peter Ubaldi Chief Financial Officer Principal Executive Officer