Form 10QSB
period 2004-06-30
Homeland Security Network, Inc.
filed 2005-04-27
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

June 30, 2004

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

The statements have been reviewed by a certified public accountant. (See the independent accountant’s report)

Blaise S. Mazzoni, CPA
P.O. Box 395
Feasterville, PA 19053
215-669-6215; Telefax 215-364-1222

Autocorp. Equities, Inc.
Stockholders and Board of Directors

We have made a review of the balance sheet of Autocorp Equities, Inc. as of June 30, 2004 and the related statements of income, retained earnings, and cash flows for the six-month period then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

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

April 18, 2005

Blaise S. Mazzoni
Certified Public Accountant

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS
June 30,
2004

CURRENT ASSETS:
Cash	$471,871
Finance receivables, net	1,959,602
Accounts receivable-affiliates	42,205
Other current assets	212,115

Total current assets	2,685,794

PROPERTY AND EQUIPMENT, NET	36,914

INTANGIBLE ASSET, NET	678,812

UNDIVIDED INTEREST IN SECURITIZATION ASSET	2,000,000

OTHER ASSETS	33,864

Total assets	$5,435,383

See notes to consolidated financial statements (unaudited).

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

June 30,
2004

CURRENT LIABILITIES:

Current portion of long-term debt due third parties	$--
Line of credit	1,122,805
Accounts payable and accrued expenses	1,171,494
Notes payable	339,279
Amounts payable to credit unions	1,902,973
Accounts payable-affiliates	40,030

Total current liabilities	4,576,581

LONG-TERM DEBT due to third parties, less current portion	76,250
LONG-TERM DEBT due to affiliated entity	3,866,804

Total long-term debt	3,943,054

Total Liabilities	8,519,635

SHAREHOLDERS’ EQUITY:

Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized 4.087,000 issued and
outstanding	4,087
Series B convertible preferred stock, no par value, 5% non-cummulative; liquidation preference
of $14.64 per share; 10,000,000 shares authorized; 1,621,642 shares issued and outstanding	352,643
Common stock, par value $.001; 110,000,000 shares authorized, 106,463,671 shares issued and outstanding	106,464
Additional paid-in capital	12,080,035
Accumulated deficit	(15,227,741)

(2,684,512)
Less treasury at cost, 1,817,000 shares	(399,740)

Total shareholders’equity (deficit)	(3,084,252)

Total liabilities and shareholders’ Equity	$5,435,383

See notes to consolidated financial statements (unaudited).

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2004	2003

REVENUES
Interest Income	$261,706	811,165
Other income	59,377	(128,763)

Total revenues	321,083	682,402

COST OF REVENUES
Interest expense	425,407	978,827
Compensation and Benefits	1,033,755	1,210,373
Office Occupancy and Equipment	347,610	199,225
Professional Fees	72,113	150,004
Loan Servicing	106,766	--
Depreciation and Amortization	160,313	--
Provision for Loan Losses	142,186	1,000,000
Other Operating Expense	96,008	533,986

Total cost of revenues	2,384,158	4,072,415

LOSS FROM OPERATIONS b/ Taxes	(2,063,075)	(3,390,013)

Income Tax Expense (Benefit)	3,220	--

Net Income	(2,066,294)	(3,390,013)

NET LOSS PER SHARE, basic and diluted	$(0.01)	(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
basic and diluted	106,463,671	106,256,977

See notes to consolidated financial statements (unaudited).

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and June 30, 2003
(UNAUDITED)

	2004	2003

Cash Flows From Operating Activities:
Net loss	$(2,066,292)	$(3,390,013)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain(Loss) on sale of loans sold	28,331	--
Forgiveness of debt	--	--
Depreciation and amortization	160,313	165,722
Amortization of deferred financing fees	174,137	597,552
Provision for credit losses on fin. Receivables	381,541	1,000,000
Write off of deferred financing fees	--	--
Changes in:
Other Finance Receiv. Principal-non cash	(34,426)	--
Other current assets	(16,374)	10,540,517
Other assets	14,606	--
Accounts payables and accrued expenses	568,453	(5,218,759)

Net cash used by operating activities	(789,711)	2,794,662

Cash flows from investing activities:
Purchase of software development	--	(1,700)
Cash received in acquisition	--	56,940
Consumer loans originated	(1,535,949)	--
Principal payments collected on consumer loans	565,939	--
Payments to Credit Unions	(381,057)	--
Disposals/(purchases) of property and equipment	15,878	(10,394)
Deferred financing fees	(71,117)	--
Acquisitions, net of cash acquired	--

Net cash provided by (used in) investing activities	1,406,306	44,846

Cash flows from financing activities:
Borrowings (repayment) under line of credit	1,112,809	--
Advances from affiliated entities	439,236	--
Proceeds from loans sold	133,685	--
Principal payments of long-term debt	(9,044)	--
Proceeds from sale of securitization assets	--	--
Notes payable-directors	(4,571)	--
Capital contributions	--	2,120,431
Return of capital	--	(3,000,000)

Net cash provided by (used in) financing activities	1,672,115	(879,569)

Net decrease in cash	(523,902)	1,959,539

Cash, beginning of quarter	995,773	1,125,509

Cash, end of quarter	$471,871	$3,085,048

See notes to consolidated financial statements (unaudited).

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2004	2003

Supplemental disclosures of cash flow information:
Cash paid for interest	$58,168	$450,000

Supplemental disclosures of non-cash flow information:
In March 2003, the Company issued 50,000 shares to a Director for services rendered	$--	$11,000

See notes to consolidated financial statements (unaudited).

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

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

Messrs. Norman and Ubaldi agreed the Company could transfer to PHG (i) the entire ownership of certain residual interests in securitization assets, which were then on the books of American Finance Company, Inc., an indirect subsidiary of the Company, in the amount of $2 million; (ii) the balances in certain bank accounts of the Company and its subsidiaries in the amount of $404; and (iii) a 1993 Lexus automobile owned by AutoCorp Financial Services, Inc., a wholly owned subsidiary of the Company; along with the agreement of the Company to transfer subsequent to the Closing any other assets not directly associated with the Company's primary business of automobile subprime loan acquisition.

Messrs. Norman and Ubaldi also agreed the Company and the Company's subsidiaries could release PHG and its affiliates from certain receivables due from them to the Company in the amount of $37,395.

Simultaneously with the transfers and releases by the Company, PHG funded or agreed to fund certain historical payroll obligations in the amount of $173,851 and loan portfolio obligations of the Company in the amount of $56,000, and to cancel certain obligations owed to PHG and its affiliates by the Company and the Company's subsidiaries in the amount of $4,139,880.

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
June 30, 2004

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

Allowance for credit losses is increased by allocating a portion of the discount recorded on the acquisition of contracts. The Company performs periodic evaluations of the adequacy of the allowance for losses taking into consideration the past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of as well as the recovery potential of any underlying collateral and current economic conditions. Any increases in the allowance for losses subsequent to the acquisition of the contract are charged to earnings.  When the Company purchases contracts, dealers make certain representations and warranties regarding the validity of the contract and the enforceability of the security interest in the related vehicle. Consequently, the Company has recourse to the dealer in the event the dealer's representations and warranties are false. Furthermore, the Company's standard form agreement with all of its dealers requires that the dealer repurchase any contract where the borrower has failed to make the first or second of two payments. In such cases, it is the Company's responsibility to return the related vehicle to the dealer. Consumer loans are ordinarily charged off when they are 120 - 180 days contractually past due.

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

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

The Company capitalizes certain computer software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic life of the related software which has been estimated at five years.

Deferred financing costs are amortized over the term of the associated debt using the straight-line method.

Depreciation and amortization expense was $160,313 and $165,722 for the six months ended June 30, 2004 and 2003.

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

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

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

The Company is at times a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. As of June 30, 2004, there were no such commitments.

The Company currently owns and services automobile receivables acquired in connection with a Credit Union loan participation program. Six of these Credit Union loan participations transactions are with recourse. These receivables are payable by customers with non-prime credit. Loans to persons with non-prime credit involve an increased probability of delinquency and/or default and involve greater servicing costs than loans made to borrowers with prime credit profiles. The ability to operate profitably depends, in part, on an accurate evaluation of the credit worthiness of customers and the minimization of losses following defaults. As a result, it is likely that delinquency and loss rates in the Company's portfolio will fluctuate in the near term and may increase as a greater portion of the portfolio of automobile receivables matures. A significant variation in the timing of or increases in credit losses experienced on the portfolio of automobile receivables could have a  materially adverse effect on the Company. If greater credit losses are experienced in the adverse effect on the Company. If greater credit losses are experienced in the future, it will be necessary to increase reserves for bad debts, thereby further increasing the Company's losses. There can be no assurance that any loans made to customers will be repaid in whole or in part or that reserves for such credit risks will be adequate. Any loans that are in default may need to be charged off against the reserves. Further, any default that is with recourse to a Credit Union may require the Company to repurchase the receivable from the Credit Union.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

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

Note 3: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Previous accounting guidance was provided by EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 as of January 1, 2003 and this adoption had no material impact on the Company's combined financial statements for the six months ended June 30, 2004.

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

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities, or SPEs) and determining whether such entities should be consolidated.  IN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. The Company adopted FIN No. 46 as of January 1, 2003 and this adoption had no material impact on the Company's combined financial statements for the six months ended June 30, 2004.

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

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

NOTE 4. FINANCE RECEIVABLES

Finance receivables consist of the following:

June 30, 2004

Finance receivables	$3,279,912

Allowance for credit losses	(1,320,311)
Finance receivables, net	$1,959,602

Note 5. PROPERTY AND EQUIPMENT

The components of property and equipment as of June 30, 2004 are as follows:

Furniture and office equipment	$357,380
Software	92,277
449,657
Accumulated depreciation	(412,742)
$36,914

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

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

Intangible assets consist of the following:

Software Development Costs	$1,325,362
Accumulated amortization	(646,550)
Intangible assets, net	$678,812

Capitalized software will be amortized as follows:

Year ending December 31,	Amount

2004	264,732
2005	264,732
2006	264,732
2007	17,152
$811,348
Less amortization for first quarter 2004	(132,536)
$678,812

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

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

NOTE 8. LINE OF CREDIT

In November 2003, the Company executed a new revolving credit facility in the amount of $10,000,000 with a financial institution that bears interest at a rate of prime plus 2% and matures in November 2004. The purpose of the credit facility is to provide funding for the purchase of automobile finance contracts (which will serve as collateral) for sale to banks and credit unions. The Company, and PUSA's ultimate parent company, which is based in Taiwan, guaranteed this obligation. At June 30, 2004, there was $1,122,805 in outstanding advances on the line of credit. At June 30, 2004, the financial covenants were: (a) the adjusted tangible net worth shall not be less than $15,000, (b) the Company shall maintain a ratio of net worth to tangible assets of not less than 0.15:1.00, (c) the cumulative charge-off ratio of the finance receivables shall be not more than 10%, and (d) the trailing three month average delinquency rate of finance receivables pledged as collateral shall be not more than 7.5%.  The Company is in default of the adjusted tangible net worth covenant and the net worth to tangible asset covenant. This line of credit was guaranteed by PHG’s indirect parent PEWC. On August 18,2004, the date of the sale to AAP, the advances on the line of credit had a balance of $661,796. A condition at closing was that PEWC’s guaranty was released.

At December 31, 2003, the Company had a line of credit of $2,000,000 which matured in December 2002 with a balance of $9,996. During 2004, there were no advances under the line. The total balance due of $9,996 was repaid in January 2004.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

NOTE 9. NOTES PAYABLE

Notes Payable consist of the following:

Note payable to a third party, original principal amount of $125,000, Interest payable at 12%, principal due on October 1, 2004.
At maturity, the third party has the right to convert the balance due into 181,159 shares of Common Stock	$68,029
Note payable to a third party, original principal amount of $200,000, interest payable at 12%,
principal due on October 11, 2004.	195,000
Note payable to a third party, original principal amount of $88,750, interest payable at 12%
(subsequently increased to 18%), principal due on July, 1, 2004.	76,250
$339,279

These notes were formally due to a director of the company. However, prior to the sale of the company in August 2004, the individual was no longer a director.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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
June 30, 2004
(UNAUDITED)

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

Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred January 1, 2002:

	Six Months Ended
	June 30,
	2004	2003

Revenue	$133,919	$963,144
Net loss attributed to common stockholders	$1,134,477	$3,390,013

Net loss per share, basic and diluted	$(.01)	$(.03)

Weighted average number of Shares outstanding, basic and diluted	106,463,671	106,256,977

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

NOTE 11. AMOUNTS PAYABLE TO CREDIT UNIONS

Loan participations payable to credit unions of $1,902,973 represent a 90% interest purchased by credit unions in six loan pools of automobile finance contracts which were sold to the credit unions by the Company. The principal and interest of these loan participations purchased by credit unions are guaranteed by the Company. The loan participation yields to the credit unions range from 7% to 8%. The Company provides collection, asset management, and servicing activities for the underlying finance receivables on a fee basis for the participating credit unions.

The Company also provides collection and servicing activities on a fee basis for finance receivables sold to credit unions on a non-guaranteed basis, in addition to providing such services to credit unions for financing receivables which were not purchased from the Company. At June 30, 2004, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was $1,219,806.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

Note 12. LONG-TERM DEBT

Long-term debt consists of the following:

Open account advances received from Pacific Holdings Group, Inc. (PHG), the parent company of this Company.
The advances bear no interest and will not be repaid before January 1, 2005. This obligation was satisfied at
closing in August, 2004 when the Company was acquired by AAP.	3,038,607
An obligation due to PHG matures in December 2005 and bears interest at 5% per annum. This note is subordinated to obligations due financial institutions.
At maturity, PHG may request the balance be converted into Common Stock of the Company at $0.12 per share. This
obliation was satisfied at closing in August, 2004 when the Company was acquired by AAP.	400,000
Long-Term Debt due to Affiliated Entities	3,438,607

A note due a credit union, which matures in January 2007,Requires monthly payments of $1,728 includes interest at
8% per annum and is collateralized by certain installment Contracts	$76,190
Less current portion due to third parties	(16,501)
Long-Term Debt due to Third Parties	59,689

Annual principal payments are payable as follows:

Year ended December 31,:
2004	$13,675
2005	17,714
2006	17,463
2007	31,344
Total	$80,196

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
June 30, 2004
(UNAUDITED)

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

Note 14. RELATED PARTY TRANSACTIONS

The Company has trade payables to related entities totaling $40,030 and receivables of $42,205. See notes 7, 8, 9, 12 and 19 for the other related party transactions. These receivables and liabilities were satisfied at closing for the sale of the company in August, 2004.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

Note 15. LOSS PER SHARE

For the quarters ended June 30, 2004 and 2003, due to net losses, all shares of Common Stock issuable upon conversion of convertible preferred stock, convertible debt and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive.

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of June 30, 2004, 1,966,158 shares had been issued under the Plan, 75,869 options were outstanding, and 33,842 shares were available for future issuance.

No options were granted during the quarter ended June 30, 2004. There were no warrants authorized during the quarter ended June 30, 2004.

The following table summarizes stock options outstanding and exercisable at June 30, 2004:

Weighted
			Average		Average	Expired
Exercise		Options	Remaining	Options	Exercise	Options
Price Range			Life		Price

Outstanding, beginning of year
$ 0.03	$0.03	75,869	7 years	75,869	$0.03	--
Granted
--	--	--	--	--	--	--
Forfeited
--	--	--	--	--	--	--
Exercised
--	--	--	--	--	--	--

Options, end of year		75,869	7 years	75,869	$0.03	--

This 75,869 share option was waived in August, 2004.

The Company has granted 85,000 stock options related to AFCO stock to certain employees effective May 1, 2001, at an exercise price of $10.00 per share, and vesting over a five-year period from May 2002 through May 2006. The Board of Directors of AutoCorp may assume these options or substitute an equivalent option or right.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

Note 17. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a defendant in a lawsuit for non-payment of a total purchase price paid for certain retail motor vehicle loan contracts. The Company has accrued approximately $116,000 for this potential liability. The company has filed a counter claim for approximately $175,000. The company expects this lawsuit to be settled in the near future.

The Company is also a defendant in a lawsuit for breach of lease claim. A motion or Summary Judgment has been filed against the Company. Management believes there will be a settlement and contends ultimately there will be no material liability.  This lawsuit has been settled in 2005 for $28,000. The company will make three installment payments of $1,000 and a balloon payment $25,000 in 2005.

The Company and its subsidiaries are also subject to litigation in the normal course of business. Management considers the aggregate liability which may result from such litigation not material at June 30, 2004.

Operating Leases

The Company leased two office facilities under operating leases, which expire in September 2004 and May 2007. The Company also leased two automobile retail facilities under operating leases which expired in February 2004 and June 2004.  Rent expense totaled $149,098, and $125,843 in for the quarter ended June 30, 2004 and 2003. The company no longer occupies these facilities and is in negotiations with the landlords to settle the amounts remaining under the leases. The company expects to settle these lease cancellations at substantially reduced amounts.

Future minimum annual payments under the operating leases are as follows:

Year Ending December 31,	Amount

2004	$168,819
2005	68,082
2006	86,805
2007	90,874
2008	92,570
2009	46,285
Total	$533,435

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

Note 18. Retirement Plans

The employees of AFCO are covered under the PUSA 401(K) Savings Plan. Upon completion of certain eligibility requirements, employees are allowed to contribute up to 15% of their annual compensation. AFCO matches 50% of such contributions up to 6%. Contributions by AFCO totaled $3,426 and $ 9,327 for the quarter ended March 31, 2004 and 2003, respectively.

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

From April 5, 2005, trading in the Company stock was temporarily suspended for ten (10) days for failure to make timely filings with the SEC. Current management has been utilizing all resources and information to see that all past filings will be submitted in the immediate future. Current management is also committed to seeing that all future filings will be made timely and complete.

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

PHG and PFG also made provisions for the payment of the Company’s payroll in the amount of $88,818 for the month of July, 2004, and unpaid withholding taxes, payroll taxes, employee benefits, and expenses incurred by employees on behalf of the Company in the amount of $85,034. PHG and PFG were released from any liability associated with employment of any employee of the company, or any of it’s subsidiaries including, without limitation, wages, salary accrued and unpaid vacation, sick leave, health benefits, other benefits or termination expenses, with the exception that certain employees were indemnified by PHG to AAP as to any legal or salaried issues not resolved as of the closing date.

PHG and PFG also reimbursed the Company $56,000 for monies previously borrowed the company. PHG and PFG also agreed to deliver to the Company any and all property of the Company in their possession, including property on their premises and property located in offsite warehouses.

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

Results of Operations

Operational Results for the Six Months Ended June 30, 2004 and 2003.

Revenues for the six months ended June 30, 2004 were $321,083 which consisted of $ 261,706 in interest income and $ 59,177 in interest income. This is compared to $ 963,144 of revenue, which consisted of approximately $811,165 in interest income and $151,979 in other income for the same period of the prior year. Other income consists primarily of origination fees earned and service contract commissions. The decrease in revenue over the prior year period is attributable to a reduction in interest income and other fees earned relating to the outstanding finance receivables, net of reserves, which decreased from $2,487,510 to a balance of $1,959,602. The balance of finance receivables has been reduced because a significant portion of the AFCO portfolio was sold as part of the business plan to generate liquidity and position the company to operate as a provider of financial products and related services to the used car automotive industry and the finance industry on a fee basis instead of a portfolio lender.

Operating expenses decreased from $3,093,588 for the six months ended June 30, 2003 to $1,958,751 for the six months ended June 30,2004 primarily as a result of the decrease in head count attributable to the merger.

Liquidity and Capital Resources

Cash used in operations during the six months ended June 30, 2004 was $789,711 compared to cash used in operations of $2,794,662 for the prior years six month period. This decrease reflects the impact of the Company’s management decision in replacing a credit line with another credit line which had significant effect in lowering borrowing costs. Net cash provided by financing activities was $1,672,115 for the first two fiscal quarters of 2004 compared to cash used in financing activities of $879,569 in the comparable quarters of the prior year. This change reflects the impact of the Company’s management decision in replacing a credit line with another credit line that had significant effect in lowering borrowing costs.

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

The Company's debt to third parties at June 30,2004 was $339,279 that is due at various dates through October 2004 with interest rates of 12% and 18%. The Company expects to renew the remaining debt as it comes due or replace it with borrowings from conventional commercial sources.

The Company incurred a net loss of $2,066,294 for the six months ended June 30, 2004, which raises substantial doubt about the Company’s ability to continue as a going concern. Sale of the company enabled existing management to gain control of the company and extricate itself from problematic circumstances existing both prior-to and following PUSA’s bankruptcy. These events critically affected the company’s ability to maintain and enhance it’s working capital position and competitiveness in the market. Management expects these circumstances to be mitigated by it’s new independence.

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

Additionally, management plans to become profitable by utilizing the Company’s cash balance of $471,871 at June 30, 2004, and its credit facilities to purchase and sell finance contracts to buyers of such loan products for a fee. The company also performs collection and account servicing activities related to these finance contracts on a fee basis if engaged by the buyer of such finance contracts. Management also plans to become profitable by selling services and finance related products to independent used car dealers. The Company developed a proprietary Internet based product, Internet Loan Application Process (ILAP), which enabled the Company to more efficiently process, underwrite, and approve finance contracts. Also, the Company is aligned with an entity that has developed a proprietary Internet based servicing software system that is being integrated with ILAP to provide a fully integrated platform based on new technology to enable the Company to more efficiently and effectively operate it’s business from the finance contract origination phase to ultimate collection of the finance receivables, as well as enabling the Company to provide dealer services and products. Management is also engaging various financial institutions to enhance the Company’s ability to provide additional financial services and products. The Company has also aligned itself with an entity that has developed a proprietary product and service related to the automotive and commercial transportation industries.

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

The Company and its subsidiaries are also subject to litigation in the normal course of business. Management considers the aggregate liability which may result from such litigation not material at June 30, 2004.

Item 2 - Changes in Securities

None.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other information

None.

Item 6 - Exhibits and Reports on Form 8-K

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
of purchase of shares of nStor Technologies; recission by ACOR of agreement to convert interco-
payableto subordinated note; recission by ACOR of agreement to sell ACOR subsidiary AFCO
Receivables Funding Corp. to Legacy Receivables Corp., an entity involving a certain executive officer and others.

August 31, 2004 -	Item 2.1 Acquisition Agreeement, Autocorp Acquisitions Partners

February 1, 2005 -	Item 1.01 AutoCorp, Inc. entered into Letters of Intent to acquire ComTrak Solutions, Inc. and Rodwell
Software Systems, Inc., both are dated January 31, 2005.

February 8, 2005 -	AutoCorp Equities, Inc. released an analyst report on the Company prepared by Market Advisors, Inc.
The complete unedited text of the report is filed.

April 5, 2005 -	Homeland Security Network, Inc. (formerly AutoCorp Equities, Inc.) Announced that its common stock was temporarily suspended by the Securities and Exchange Commission pursuant to Section 12(k) of the
Securities Exchange Act of 1934.
Partners

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

Peter D. Ubaldi Chief Financial Officer Principal Executive Officer