Form 10QSB
period 2004-09-30
Homeland Security Network, Inc.
filed 2005-04-27
CIK 790066

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

214.618.6400
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___  No _X_

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 106,463,671 shares of Common Stock, $.001 par value, as of March 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

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

September 30, 2004

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

The statements have been reviewed by a certified public accountant. (See the independent accountant’s report)

Blaise S. Mazzoni, CPA
P.O. Box 395
Feasterville, PA 19053
215-669-6215; Telefax 215-364-1222

Autocorp. Equities, Inc.
Stockholders and Board of Directors

We have made a review of the balance sheet of Autocorp Equities, Inc. as of September 30, 2004 and the related statements of income, retained earnings, and cash flows for the nine-month period then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

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

April 18, 2005

Blaise S. Mazzoni
Certified Public Accountant

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

                                ASSETS

September 30, 2004

CURRENT ASSETS:
Cash and cash equivalents	$383,360
Finance receivables, net	123,984
Due from affiliated entities	--
Other current assets	132,163

Total current assets	639,507

PROPERTY AND EQUIPMENT, NET	25,671

INTANGIBLE ASSET, NET	612,544

OTHER ASSETS	31,052

Total assets	$1,308,774

See notes to consolidated financial statements (unaudited).

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
(Unaudited)

                        LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2004
CURRENT LIABILITIES:

Line of credit	$612,433
Accounts payable and accrued expenses	1,051,330
Notes payable	398,413
Payable to credit unions	479,684

Total current liabilities	2,541,860

91,874
Long-term debt due Third Party

SHAREHOLDERS' EQUITY:

Series A cumulative convertible preferred stock, $.001 par value, 4,086,856 issued and outstanding	4,087
Series B convertible preferred stock, no par value, 1,621,642 shares issued and outstanding	352,643
Common stock, par value $.001;	110,000,000
Treasury Stock	(399,740)
shares authorized, 106,256,977 shares issued	106,464
Additional paid-in capital	12,080,035
Accumulated deficit	(13,468,450)

Total shareholders'equity	(1,324,960)

Total liabilities and shareholders' equity	$1,308,774

See notes to consolidated financial statements (unaudited).

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

 Three Months Ended   September 30,
			Nine Months Ended September 30,
	2004	2003	2004	2003

REVENUES
Interest income	$85,249	$123,024	$346,955	$934,189
Other income	97,690	5,519	157,067	224,102
	182,939	128,543	504,022	1,158,291

COST OF REVENUES
Interest expense	141,956	112,884	567,363	1,091,111
Operating expenses	388,507	1,519,220	2,347,258	4,893,548
	530,463	1,631,504	2,914,621	5,984,659

LOSS FROM OPERATIONS	(347,524)	(1,502,961)	(2,410,598)	(4,826,368)

OTHER INCOME (DEDUCTIONS)
Forgiveness of indebtedness	2,037,698	150,000	2,037,698	150,000
Loss on sale of loans	—	(182,069)	—	(248,673)
Tax Benefit		—	3,220	—
	2,037,698	(32,069)	2,040,918	(98,673)

NET LOSS	$(1,690,174)	$(1,535,030)	$(376,120)	$(4,925,041)

NET LOSS PER COMMON SHARE, basic and diluted	$(.01)	$(.01)	$(.01)	$(.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic and diluted	106,463,671	106,256,977	106,463,671	106,256,977

See notes to consolidated financial statements (unaudited).

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

	2004	2003

Cash Flows From Operating Activities:
Net loss	$(307,001)	$(4,295,041)
Adjustments to reconcile net loss to net cash used in operating activities (net of assets and liabilities acquired in purchase transaction):
Gain/(loss) on sale of loans	(23,876)	248,673
Forgiveness of debt	—	(150,000)
Depreciation and amortization	239,134	249,705
Amortization of deferred financing fees	281,622	242,165
Provision for loan loss	(138,611)	1,395,996
Write-off of deferred financing fees	—	241,905
Changes in:
Other Finance Receivable Principal-non cash	1,798,874	—
Credit Union payables	(1,266,254)	—
Securitization Assets	2,000,000	—
Advances from affiliates	(4,128,714)	—
Notes Payable-Shareholders	59,133	—
Other current assets	(2,172)	472,169
Other assets	(25,628)	(4,231)
Accounts payables and accrued expenses	448,280	(108,009)
Net cash used in operating activities	(1,065,213)	(2,336,668)

Cash Flows From Investing Activities:
Capitalized software costs	—	(1,700)
Proceeds from loans sold	—	8,129,200
Consumer loans originated	(1,535,949)	(2,500,511)
Principal payments collected on consumer loans	692,845	2,759,524
Payments to Credit Unions	(538,092)	(402,619)
Disposals of property and equipment	15,878	(10,393)
Deferred financing fees	(71,117)	(204,049)
Acquisitions, net of cash acquired	—	56,940
Net cash provided by (used in) in investing activities	(1,436,435)	7,826,392

Cash Flows From Financing Activities:
Borrowings under line of credit	602,437	(12,753)
Advances from affiliates	703,321	289,411
Proceeds from loans sold	581,466	—
Principal payments of long-term debt	6,580	(8,703,734)
Proceeds from sale of securitization assets	—	3,000,000
Notes Payable Shareholders	(4,570)	—
Capital Contributions	—	120,438
Return of Capital	—	(1,000,000
Net cash provided by financing activities	1,889,235	(6,306,638)
Net increase (decrease)in cash and cash equivalents	(612,414)	(816,914)
Cash and cash equivalents at beginning of period	995,773	2,773,358

Cash and cash equivalents at end of period	$383,360	$1,956,444

See notes to consolidated financial statements (unaudited).

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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
September 30, 2004
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

Simultaneously with the transfers and releases by the Company, PHG funded or agreed to fund certain historical payroll obligations in the amount of $173,852 and loan portfolio obligations of the Company in the amount of $56,000, and to cancel certain obligations owed to PHG and its affiliates by the Company and the Company's subsidiaries in the amount of $4,139,880.

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
September 30, 2004
(UNAUDITED)

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
September 30, 2004
(UNAUDITED)

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

Depreciation and amortization expense was $239,134 and $249,705 for the nine months ended September 2004 and 2003.

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

Income Taxes

The Company files a consolidated tax return that includes all subsidiaries that are 80% or more owned.

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
September 30, 2004
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

The Company is at times a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. As of September 30, 2004, there were no such commitments.

The Company currently owns and services automobile receivables acquired in connection with a Credit Union loan participation program. Two of these Credit Union loan participations transactions are with recourse. These receivables are payable by customers with non-prime credit. Loans to persons with non-prime credit involve an increased probability of delinquency and/or default and involve greater servicing costs than loans made to borrowers with prime credit profiles. The ability to operate profitably depends, in part, on an accurate evaluation of the credit worthiness of customers and the minimization of losses following defaults. As a result, it is likely that delinquency and loss rates in the Company's portfolio will fluctuate in the near term and may increase as a greater portion of the portfolio of automobile receivables matures. A significant variation in the timing of or increases in credit losses experienced on the portfolio of automobile receivables could have a materially adverse effect on the Company. If greater credit losses are experienced in the future, it will be necessary to increase reserves for bad debts, thereby further increasing the Company's losses. There can be no assurance that any loans made to customers will be repaid in whole or in part or that reserves for such credit risks will be adequate. Any loans that are in default may need to be charged off against the reserves. Further, any default that is with recourse to a Credit Union may require the Company to repurchase the receivable from the Credit Union.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

Note 3: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Previous accounting guidance was provided by EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 as of January 1, 2003 and this adoption had no material impact on the Company's combined financial statements for the nine months ended September 30 2004.

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
September 30, 2004
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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities, or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. The Company adopted FIN No. 46 as of January 1, 2003 and this adoption had no material impact on the Company's combined financial statements for the nine months ended September 30, 2004.

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

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(UNAUDITED)

NOTE 4. FINANCE RECEIVABLES

Finance receivables consist of the following:

September 30, 2004
Finance receivables	$914,644
Allowance for credit losses	(790,660)
Finance receivables, net	$123,984

Note 5. PROPERTY AND EQUIPMENT

The components of property and equipment as of September 30, 2004 are as follows:

Furniture and office equipment	$356,934
Software	92,277
449,211
Accumulated depreciation	(423,540)
$25,671

NOTE 6. INTANGIBLE ASSETS

Software development costs, recorded at cost, are amortized over six years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company determined that there is no impairment of the assets at September 30, 2004

Intangible assets consist of the following at September 30, 2004

Software Development Costs	$1,325,362
Accumulated amortization	(712,818)
Intangible assets, net	$612,544

Software development costs will be amortized at the rate of $265,044 per annum until fully amortized in 2006.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(UNAUDITED)

NOTE 7. UNDIVIDED INTEREST IN SECURITIZATION ASSETS

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

NOTE 8. LINE OF CREDIT

In November 2003, the Company executed a new revolving credit facility in the amount of $10,000,000 with a financial institution that bears interest at a rate of prime plus 2% and matures in November 2004. The purpose of the credit facility is to provide funding for the purchase of automobile finance contracts (which will serve as collateral) for sale to banks and credit unions. The Company, and PUSA's ultimate parent company, which is based in Taiwan, guaranteed this obligation. At September 30,2004, there was $612,433 in outstanding advances on the line of credit. At September 30, 2004, the financial covenants were: (a) the adjusted tangible net worth shall not be less than $15,000, (b) the Company shall maintain a ratio of net worth to tangible assets of not less than 0.15:1.00, (c) the cumulative charge-off ratio of the finance receivables shall be not more than 10%, and (d) the trailing three month average delinquency rate of finance receivables pledged as collateral shall be not more than 7.5%. The Company is in default of the adjusted tangible net worth covenant and the net worth to tangible asset covenant. This line of credit was guaranteed by PHG’s indirect parent PEWC. On August 18,2004, the date of the sale to AAP, the advances on the line of credit had a balance of $661,796. A condition at closing was that PEWC’s guaranty was released.

NOTE 9. NOTES PAYABLE

Notes Payable consist of the following:

Note payable to a third party, original principal amount of $125,000, Interest payable at 12%, principal due on October 1, 2004. At maturity, the third party has the right to convert the balance due into 181,159 shares of Common Stock	$61,538

Note payable to a third party, original principal amount of $200,000, interest payable at 12%, principal due on October 11, 2004.	195,000

Note payable to a third party, original principal amount of $88,750, interest payable at 12% (subsequently increased to 18%), principal due on July, 1, 2004.	91,874
$348,412

These notes were formally due to a director of the company. However, prior to the sale of the company in August 2004, the individual was no longer a director.

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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
September 30, 2004
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

Accordingly, the Form 10QSB as filed with the Commission on September 24, 2003 was be amended for this change.

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

Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred January 1, 2002:

	Nine Months ended September
	2004	2003
Revenue	$258,398	$1,158,291
Net loss attributed to common stockholders	$825,282	$(4,826,368)
Net loss per share, basic and diluted	$(.01)	$(.01)
Weighted average number of Shares outstanding, basic and diluted	106,463,671	106,242,691

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(UNAUDITED)

NOTE 11. Sale of the stock of the company

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

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(UNAUDITED)

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

NOTE 12. LONG TERM DEBT

Long-term debt consisted of the following:

Open account advances received from Pacific Holdings Group, Inc. (PHG), the parent company of this Company. The advances bear no interest and will not be repaid before January 1, 2005. This obligation was satisfied at closing in August, 2004 when the Company was acquired by AAP.	3,038,607
An obligation due to PHG matures in December 2005 and bears interest at 5% per annum. This note is subordinated to obligations due financial institutions.At maturity, PHG may request the balance be converted into Common Stock of the Company at $0.12 per share. This obligation was satisfied at closing in August, 2004 when the Company was acquired by AAP.	400,000
Long-Term Debt due to Affiliated Entities	3,438,607

NOTE 13. LOAN PARTICIPATIONS PAYABLE TO CREDIT UNIONS

Loan participations payable to credit unions of $479,684 represent a 90% interest purchased by credit unions in two loan pools of automobile finance contracts which were sold to the credit unions by the Company. The principal and interest of these loan participations purchased by credit unions are guaranteed by the Company. The loan participation yields to the credit unions range from 7% to 8%.

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

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(UNAUDITED)

Note 14. INCOME TAXES

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

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(UNAUDITED)

Note 15. LOSS PER SHARE

For the quarters ended September 30, 2004 and 2003, due to net losses, all shares of Common Stock issuable upon conversion of convertible preferred stock, convertible debt and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive.

Note 16 Stock Option Plan

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of September 30, 2004, 2,042,027 shares had been issued under the Plan, in August 2004, an option for 75,869 shares was waived. 109,711 shares are outstanding and available for future issuance.

No options were granted during the quarter ended September 30, 2004. There were no warrants authorized during the quarter ended September 30, 2004.

The following table summarizes stock options outstanding and exercisable at September 30, 2004:

Exercise Price Range	Options	Weighted Average Remaining Life	Options	Average Exercise Price	Expired Options
Outstanding, beginning of year $ -- $ --	--	--	--	$--	--
Granted -- --	--	--	--	--	--
Forfeited -- --	--	--	--	--	--
Exercised -- --	--	--	--	--	--
Options, end of year	--	--	--	--	--

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
September 30, 2004
(UNAUDITED)

Note 18. COMMITMENTS AND CONTINGENCIES

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

The Company and its subsidiaries are also subject to litigation in the normal course of business. Management considers the aggregate liability which may result from such litigation not material at September 30, 2004.

Operating Leases

The Company leased two office facilities under operating leases, which expire in September 2004 and May 2007. The Company also leased two automobile retail facilities under operating leases which expired in February 2004 and June 2004. Rent expense totaled $152,808, and $107,459 in for the quarter ended September 30, 2004 and 2003. The company no longer occupies these facilities and is in negotiations with the landlords to settle the amounts remaining under the leases. The company expects to settle these lease cancellations at substantially reduced amounts.

Future minimum annual payments under the operating leases are as follows:

Year Ending December 31,	Amount
2004	$168,819
2005	68,082
2006	86,805
2007	90,874
2008	92,570
2009	46,285
Total	$553,435

AUTOCORP EQUITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(UNAUDITED)

Note 19. Retirement Plans

The employees of AFCO are covered under the PUSA 401(K) Savings Plan. Upon completion of certain eligibility requirements, employees are allowed to contribute up to 15% of their annual compensation. AFCO matches 50% of such contributions up to 6%. Contributions by AFCO totaled $3,892 and $17,671 for the quarter ended September 30, 2004 and 2003, respectively.

Note 20. Subsequent Events

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

The Company has been actively repositioning itself with investors, new credit sources, and a new business plan. This plan will take advantage of the experience and expertise of the current staff to both implement the plan profitably but also position the company for other profitable expansion activities.

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

The June 30, 2003 merger transaction reported above resulted in a change of control of AutoCorp Equities, Inc. In this transaction, AutoCorp issued securities to PHG. The securities consisted of: (1) 100,000,000 shares of AutoCorp common stock, par value $.001 per share (the "AutoCorp Common Shares"), and (2) 4,086,856 shares of a new Series A Convertible Preferred Stock, par value $.001 per share of AutoCorp (the "Series A Preferred Shares") that are convertible at any time, at the option of the holder, into not less than 40,868,560 AutoCorp Common Shares. The conversion rate is 10 AutoCorp Common Shares for each Series A Preferred Share. The Series A Preferred Shares are non-voting. However, if all the Series A Preferred Shares were converted, PHG would own 140,868,560 AutoCorp Common Shares.

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

In connection with the merger, the number of Directors constituting the AutoCorp Board of Directors (the "AutoCorp Board") was increased from three to six. Pursuant to the terms of a Standstill Agreement dated as of June 30, 2003 between PHG and AutoCorp (the "Standstill Agreement").

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

Results of Operations

Operational Results for the Nine Months Ended September 30, 2004 and 2003

Revenues for the nine months ended September 30, 2004 were $504,022, which consisted of $346,955 in interest income and $157,067 in other income. This is compared to $1,158,291 of revenue, which consisted of approximately $934,189 in interest income and $224,102 in other income for the same period of the prior year. Other income consists primarily of origination fees earned and service contract
Commissions. The decrease in revenue over the prior year period is attributable to a reduction in interest income and other fees earned relating to the outstanding finance receivables, net of reserves, which decreased from $2,042,529 to a balance of $123,984. The balance of finance receivables has been reduced because a significant portion of the credit union loan participations for the company were released without recourse.

Operating expenses decreased from $4,893,548 for the nine months ended September 30, 2003 to $ 2,347,258 for the nine months ended September 30, 2004 primarily as a result of the decrease in head count attributable to reduced operations and the acquisition by AAP.

Liquidity and Capital Resources

Cash provided by operations during the nine months ended September 30, 2004 was $570,601 compared to cash used in operations of $2,336,668 for the prior years nine month period. This change reflects the impact of the Company's management decision in replacing a credit line with another credit line which had significant effect in lowering borrowing costs. Net cash used in financing activities was $180,347 for the first three fiscal quarters of 2004 compared to cash used in financing activities of $6,306,638 in the comparable quarters of the prior year. This change reflects the impact of the Company's management decision in replacing a credit line with another credit line that had significant effect in lowering borrowing costs.

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

The Company's debt to third parties at September 30, 2004 was $348,412 and is due at various dates through October 2004 with interest rates of 12 and 18%. The Company expects to renew the remaining debt as it comes due or replace it with borrowings from conventional commercial sources.

The Company incurred a net operating loss of $ 2,410,598 for the nine months ended September 30, 2004, which raises substantial doubt about the Company's ability to continue as a going concern. Sale of the company enabled existing management to gain control of the company and extricate itself from problematic circumstances existing both prior-to and following PUSA’s bankruptcy. These events critically affected the company’s ability to maintain and enhance it’s working capital position and competitiveness in the market. Management expects these circumstances to be mitigated by it’s new independence.

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

Management plans to become profitable by utilizing the Company's cash balance of $383,360 at September 30, 2004, and its credit facilities to purchase and sell finance contracts to buyers of such loan products for a fee. The company also performs collection and account servicing activities related to these finance contracts on a fee basis if engaged by the buyer of such finance contracts. Management also plans to become profitable by selling services and finance related products to independent used car dealers. The Company has developed a proprietary Internet based product, Internet Loan Application Process (ILAP), which enables the Company to more efficiently process, underwrite, and approve finance contracts. Also, the Company is aligned with an entity that has developed a proprietary Internet based servicing software system that is being integrated with ILAP to provide a fully integrated platform based on new technology to enable the Company to more efficiently and effectively operate it's business from the finance contract origination phase to ultimate collection of the finance receivables, as well as enabling the Company to provide dealer services and products. Management is also engaging various financial institutions to enhance the Company's ability to provide additional financial services and products.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and  Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Autocorp in such reports is accumulated and  communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The Company and its subsidiaries are also subject to litigation in the normal course of business. Management considers the aggregate liability which may result from such litigation not material at September 30, 2004.

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

(b) Reports on Form 8-K:

During the fiscal year 2004, up to and including April 2005, the Registrant filed Forms 8-K on the following dates, reporting on the items listed below opposite the dates (no financial statements were filed after December 31, 2003):

June 18, 2004 -	Item 5 announcing rescission by ACOR of repurchase of ACOR shares from PHG;rescission by ACOR of purchase of shares of nStor Technologies; rescission by ACOR of agreement to convert interco-payable to subordinated note;rescission by ACOR of agreement to sell ACOR subsidiary AFCO Receivables Funding Corp. to Legacy Receivables Corp., an entity involving a certain executive officer and others.

August 31, 2004 -	Item 2.1 Acquisition Agreement, AutoCorp Acquisitions Partners

February 1, 2005 -	Item 1.01 AutoCorp, Inc. entered into Letters of Intent to acquire ComTrak Solutions, Inc. and Rodwell Software Systems, Inc., both are dated January 31, 2005.

February 8, 2005 -	AutoCorp Equities, Inc. released an analyst report on the Company prepared by Market Advisors, Inc. The complete unedited text of the report is filed.

April 5, 2005 -	Homeland Security Network, Inc. (formerly AutoCorp Equities, Inc.) announced that its common stock was temporarily suspended by the Securities and Exchange Commission pursuant to Section 12(k) of the Securities Exchange Act of 1934.

April 21, 2005 -	Item 1.01 On April 14, 2005, Homeland Security Network, Inc. entered into a Licensing and Distribution Agreement and Sales Purchase Agreement with Advantra International NV. The licensing agreement has a two year term and is renewable for successive one year renewal terms. Advantra has agreed to pay a royality for products that utilize the Company’s intellectual property. Under the terms of the Licensing Agreement, the Company has exclusivity to distribute, develop, market, and sell Advantra’s hardware devices, and Advantra shall receive a mutually agreed upon significant number of shares of the Company’s common stock and options for the same. See exhibits 10.1 and 10.2 for the complete documents.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AutoCorp Equities, Inc. Registrant

Date: April 26, 2005	By:	/s/ Charles Norman
Charles Norman
Chief Executive Officer Principal Executive Officer

By:	/s/ Peter D. Ubaldi
Peter D. Ubaldi
Chief Financial Officer Principal Executive Officer