Form 10KSB
period 2004-12-31
Homeland Security Network, Inc.
filed 2005-09-15
CIK 790066

U. S. Securities and Exchange Commission Washington, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 000-15216

                         HOMELAND SECURITY NETWORK, INC.
                                    (FORMERLY
                            AUTOCORP EQUITIES, INC.)

                 (Name of small business issuer in its charter)

              Nevada                                    86-0892913
   (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

 2500 Legacy Drive
 Suite 226
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

                   Common Stock, Par Value of $0.001 Per Share
                                (Title of class)

   Check  whether  the  issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] State issuer's revenues for its most recent fiscal year: $542,374.

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $2,723,242, based on the $0.08 per share price at which common equity was sold on August 29, 2005.

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 141,820,353 shares of Common Stock, $0.001 par value, as of August 29, 2005.

   Transitional Small Business Disclosure Format (check one): Yes |_|   No |X|

TABLE OF CONTENTS                                                                  PAGE
PART I

     Item 1.   Description of Business                                               2
     Item 2.   Description of Property                                               9
     Item 3.   Legal Proceedings                                                     9
     Item 4.   Submission of Items to a Vote of Security Holders                     9

PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters               9
     Item 6.   Management's Discussion and Analysis or Plan of Operation             11
     Item 7.   Financial Statements                                                  16
     Item 8.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                              16
     Item 8A.  Controls and Procedures                                               17
     Item 8B.  Other Information                                                     18

PART III

    Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act                     18
     Item 10.  Executive Compensation                                                19
     Item 11.  Security Ownership of Certain Beneficial Owners and Management        20
     Item 12.  Certain Relationships and Related Transactions                        22
     Item 13.  Exhibits                                                              24
     Item 14.  Principal Accountants Fees and Services                               24

INDEX TO FINANCIAL STATEMENT                                                        F-1
SIGNATURES                                                                          S-1

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS:

   Certain of the statements contained in this Annual Report should be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect the current views of Homeland Security Network, Inc., formerly known as AutoCorp Equities, Inc. (collectively, with its direct and indirect subsidiaries, "HSNI" or the "Company") with respect to future events and financial performance. You can identify these statements by forward-looking words such as, but not limited to, "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should," and "continue" or similar words. These forward-looking statements may also use different phrases. From time to time, HSNI also provides forward-looking statements in other materials the Company releases to the public or files with the United States Securities & Exchange Commission, as well as oral forward-looking statements.

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

   Statements in this annual report and the exhibits to this report should be evaluated in light of these important factors. The Company is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

   Homeland Security Network, Inc., formerly known as AutoCorp Equities, Inc., (collectively, with its subsidiaries, "HSNI" or the "Company") is a Nevada corporation formed in 1993. HSNI's principal executive office is located at 2500 Legacy Drive, Suite 226, Frisco, Texas. HSNI's telephone number is (214) 618-6400. HSNI's website is www.hsni.us.

   This report, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC's website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on HSNI's website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material HSNI files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

   Until the third quarter of 2004, the Company provided financial products and related services to the new and pre-owned automotive finance industry. The Company primarily purchased and subsequently sold automobile finance receivables collateralized by new and pre-owned automobiles. The receivables were predominately purchased from automobile retailers nationwide and sold to banks and credit unions. In August 2004, the Company entered into a plan to "run-off" its operations in this industry by not accepting new business and terminating its business relationships. Its new focus is to transition into several new markets with new products. See "Planned Business Operation".

2003 MERGER

   On June 30, 2003, HSNI (when operating as AutoCorp Equities, Inc.) issued 100,000,000 shares of its Common Stock and 4,086,586 shares of its Series A convertible stock to Pacific Holdings Group, Inc. ("PHG"), the parent company of Pacific Auto Group, Inc. ("PAG"), resulting in PHG owning approximately 94.0% of the outstanding HSNI shares. The form of the transaction was a reverse triangular merger, whereby a newly formed, wholly owned acquisition subsidiary of HSNI merged with and into PAG, with PAG being the surviving corporation in the merger. PHG was 100% owned by Pacific USA Holdings Group, Inc. ("PUSA"). PUSA was the primary domestic parent company of the entire group, owning all of the outstanding stock of PHG. The ultimate parent company was Pacific Electric Wire & Cable Co. in Taiwan ("PEWC"). On December 2, 2002, PUSA filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. On November 24, 2004 (the "Effective Date"), the PUSA Debtors' joint plan of reorganization became effective and the PUSA Debtors emerged from Chapter 11 of the Bankruptcy Code. Neither PHG nor PAG were party to PUSA's petition under Chapter 11 of the Bankruptcy Code.

ACQUISITION BY AUTOCORP ACQUISITION PARTNERS

   On August 20, 2004, PHG, the then controlling shareholder of the Company, and one of its affiliates, Pacific Financial Group ("PFG") and, collectively with PHG, the ("Sellers"), sold their stock to a partnership, AutoCorp Acquisition Partners ("AAP", the "Purchaser") formed by the then President (and CEO) and Executive Vice President of the Company.

   The Purchaser designated two persons (the "Purchaser Designees") who were elected to the Board of Directors. The Purchaser Designees became a majority of the Board after the tenth day subsequent to the mailing and filing of the Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated there under. The Purchaser is now the beneficial owner of the majority of the Company's stock and the Purchaser Designees constitute 100% of the Company's Board of Directors.

PLANNED BUSINESS OPERATIONS

   The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business, which the Company is currently transitioning into. The Company intends `Homeland Security Network, Inc.' to be recognized as a leading provider of technology products and services for tracking and recovering valuable mobile assets. The Company anticipates its new course of business will capitalize on rapidly emerging, largely under-served, GPS tracking markets. HSNI plans to serve the concerns and requirements of the individual consumer, corporations and the security operations of government. These markets could have a potential demand in excess of 100 million units in the United States, Canada and Mexico over the next decade. HSNI's plan further incorporates engaging and developing strategic alliances with third parties that have a distinct marketing presence in the auto retail industry, the commercial sector and the government sector.

   On April 14, 2005, HSNI completed negotiations and entered into a Licensing and Exclusive Distribution Agreement and a Sales Purchase Agreement (collectively "Agreements") with Advantra International NV, a major international electronics developer and manufacturer, to manufacture its products. Under the terms of the Agreements, the Company has certain rights to distribute, develop, market, and sell select hardware devices.

   The Company expects to impact the GPS tracking industry with state-of-the-art software (contingent on the `Rodwell Software Systems, Inc. acquisition' noted below), its ability to provide low cost tracking hardware, and its ability to offer a cost-effective data transmission fee. The Company's GPS products will then incorporate map tracking and trailing, geo-fencing alerts for designated parameter infringements, and the ability to control vehicle functions with voice commands from its customer's web-enabled mobile phones or personal computers, via the company's internet website system software.

   The Company entered in two letters of intent both dated as of January 31, 2005 with Rodwell Software Systems, Inc. (`Rodwell") and ComTrak Solutions, Inc. ("ComTrak") regarding the Company's acquisition of all of the issued and outstanding capital stock of Rodwell and ComTrak subject to certain adjustments at the closing of the acquisition plus assumption of certain transaction and related costs and expenses. The Letters of Intent are subject to various conditions and approvals and contemplates that the acquisition would be effected through the merger of ComTrak and Rodwell with and into the Company, with the Company as the surviving corporation in each merger. The Company's intention to acquire Rodwell is to significantly increase its software/firmware development capabilities, which combines GPS tracking with a web interface in one simple device working in tandem with a cell phone, PDA or computer. The acquisition has not been consummated. Currently, it is pending and is subject to further due diligence.

   The Company's letter of intent to acquire ComTrak has been withdrawn.

   Additionally, the Company is in the process of developing a business model, in which it plans to incorporate the re-introduction of its automated, web-based, installment loan application processing system that enables automobile dealers to underwrite motor vehicle retail installment sale contracts. This system, which was utilized in the Company's past business, is structured  as an  application  service  provider  and  has  the  capability  of providing for the automobile retailer continually without being affected by conflicting hours of operation. This system will provide the independent dealer and financial institutions with system capabilities comparable to those of new car franchises and technologically progressive lenders. The system has been developed to provide the automobile retailer and financial institutions with a full range of web delivered services and products, which would include internet vehicle auctions, vehicle flooring, internet banking, management systems (accounting, reporting, inventory, cash management, payroll, etc), advertising programs, websites, insurance and retail insurance products. This system is proprietary to the Company. The Company has not yet ascertained the capital requirements necessary for the implementation of its plan.

RISK FACTORS

LIMITED OPERATING HISTORY OF PRESENT BUSINESS

   In August 2004, as described under Part I, Item 1, the heading "Acquisition", the Company's stock was acquired by a partnership formed by the then President (and CEO) and Executive Vice President of the Company. Although the Company's current management has extensive operating experience in the consumer finance industry, the brief operating history of the planned and "refocused" operations provides only a limited basis for evaluation. The prospects for the Company must be considered in light of the risks, expenses, difficulties and problems frequently encountered in transitioning a company.

THERE CAN BE NO ASSURANCE OF FUTURE PROFITABILITY

   The ability to operate profitably will depend primarily on management's ability to:

o     successfully complete its' diversification and restructuring activities;

o maintain adequate liquidity and produce sufficient cash to meet capital expenditure plans;

o     overcome significant operating losses;

o     enter into strategic alliances or other business relationships;

o complete acquisitions or divestitures and to integrate any business or operation acquired;

o     maintain pace with technological developments and changes in the industry;

o     develop products and services;

o collect the payments ("run-off") due on the portfolios of automobile receivables;

o     obtain an adequate credit facility for product inventory requirements;

o retain existing and secure new financing with favorable terms to fund the expansion of operations;

o     control the overall cost structure of the organization;

o adapt to a competitive marketplace and to consistently increase market penetration; and

o     manage the risks discussed in "Risk Factors" under item 1 below.

   The failure to achieve and/or maintain any or all of these objectives could have a materially adverse impact on the business, results of operations and the financial condition of the Company.

LIQUIDITY AND NEED FOR ADDITIONAL FUNDING

   Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. Various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures on other forms of debt will be pursued. The Company is currently negotiating additional investments in the Company. However, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

SUBSTANTIAL LEVERAGE

   Although substantially leveraged at the end of fiscal year 2004, in order to meet the ongoing working capital requirements of the Company, additional indebtedness may have to be incurred, perhaps resulting in a more highly leveraged capital structure. A highly leveraged capital structure could have adverse consequences, including:

o     limiting the ability to obtain additional financing;

o requiring the use of operating cash flow to meet interest and principal repayment obligations;

o increasing the Company's vulnerability to changes in general economic conditions and competitive pressures; and

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

INTEREST RATE FLUCTUATIONS

Prior to its "run off" of operations, the Company's profitability was based, in part, on the interest rate charged on interest bearing liabilities. Interest rates with respect to outstanding indebtedness or indebtedness that may be incurred in the future are, or will be, as the case may be, based on interest rates prevailing in the market at the time the debt is incurred. In some cases, the rates may be floating rates. Increases in interest rates paid on outstanding indebtedness would adversely affect the profitability of the Company and consume cash allocated for other operating activities.

POOR CREDITWORTHINESS OF BORROWERS; HIGH RISK OF CREDIT LOSSES

      Loans to persons with non-prime credit involve an increased probability of delinquency and/or default and involve greater servicing costs than loans made to borrowers with prime credit profiles. The ability to operate profitably depends, in part, on an accurate evaluation of the creditworthiness of customers and the minimization of losses following defaults. As a result, it is likely that delinquency and loss rates in the Company's remaining portfolio will fluctuate in the near term and may increase as a greater portion of the portfolio of automobile receivables matures. A significant variation in the timing of or increases in credit losses experienced on the portfolio of automobile receivables could have a materially adverse effect on the Company. There can be no assurance that any loans made to customers will be repaid in whole or in part or that reserves for such credit risks will be adequate. Any loans that are in default may need to be charged off against the reserves. Further, any default that is with recourse to a credit union or bank may require the Company to repurchase the receivable.

   Extending credit to retail car buyers with such credit standing is inherently risky. The borrowers on such loans will either be first time buyers or buyers with poor credit ratings. Such buyers may be more likely to default on their car loans than buyers with higher credit ratings.

ENFORCEMENT OF VEHICLE INSTALLMENT CONTRACTS

   Various federal and state statutes impose certain requirements and restrictions applicable to the origination and servicing of vehicle installment contracts, which include state statutes relating to foreclosure sales and the recovery of deficiency balances following such a sale, and that violations of those statutes may give rise to claims and defenses by a borrower.

RISKS RELATING TO SECURITY INTERESTS AND REPOSSESSION OF COLLATERAL

   The procedure for perfecting a security interest on a motor vehicle varies from state to state. In most states, perfection of security interests in a motor vehicle requires that the lien be noted on the vehicle's title certificate.

   Failure to properly perfect a lien or to otherwise comply with the requirements of relevant statutes would impair the priority of the security interest and the ability to enforce those liens. Such security interests may also be subject to a number of federal and state laws, including the Uniform Commercial Code as in effect in various states. Under such statutes, liens of third parties, as for example, caused by unpaid storage or repair of financed vehicles, which are beyond the control of the Company, may have priority over the security interest granted even if such liens arise subsequent to the granting of a security interest.

   Further, limitations imposed by bankruptcy laws or other federal or state laws may limit or delay the Company's ability to:

(a) repossess and resell cars in which there is a valid, perfected security interest;

(b)   enforce a deficiency judgment; or

(c)   collect the amount due.

RISK ASSOCIATED WITH EXPANSION

   The Company's growth strategy may include future mergers or acquisitions, or expansion of services and products offered. There can be no assurance that management will successfully integrate the current operations of the Company with those that may be acquired or established in the future and effectively manage the combined enterprise. There will be a need to limit overhead as additional operations are acquired while still maintaining sufficient staff. Failure to do so would have a materially adverse effect on the business, financial condition and results of operations of the Company (See Item 1, Description of Business - Planned Business Operations).

COMPETITION

   Although high-profile losses in non-prime lending have caused many of the most substantial conventional lenders to exit this market, competition for financing customers with non-prime credit is quite strong. The Company's competitors included local, regional and national automobile dealers, secondary finance companies and other sources of financing for automobile purchases, such as lease financing and dealer self-financing. Many of these competitors are larger and have greater financial and marketing resources than the Company. Historically, commercial banks, savings and loan associations, credit unions, captive finance subsidiaries of automobile manufacturers and other consumer lenders have not competed for financing for credit-impaired car buyers. To the extent that such lenders expand their activities in the credit-impaired market, the Company's financial condition, results of operations or cash flows could be materially and adversely affected.

   The Company will compete with other product and service suppliers in the automotive and other industries. The GPS tracking industry relies on coordinating the merging of four separate components in order to operate as a GPS tracking system. They are; hardware, firmware, a software or application system, and wireless communication providers. The Company is a GPS tracking company that has adapted its hardware and software capabilities to operate on what is currently the least costly type of airtime network provider in the industry. It is possible that our competitors could adapt their hardware and software to also utilize the Company's current airtime provider. This event could reduce the size of the Company's targeted markets. It is also possible that new emerging technologies could render the Company's product obsolete or that procurement of supplies could become scarce or more costly to acquire should suppliers drop from the market place.

GENERAL ECONOMIC CONDITIONS

   The Company's "run-off" business was related to financing cars. Financing is affected by employment rates, prevailing interest rates, and other general economic conditions. Economic slowdown or recession could lead to increased delinquencies, repossessions, and credit losses. Because of the Company's past focus on non-prime borrowers, the actual rate of delinquencies, repossessions, and credit losses on contracts could have been higher under adverse conditions than those experienced in the car finance industry in general. Economic changes are uncertain, and sluggish sales of cars and weakness in the economy could have had an adverse effect on the business.

   The Company's new business is also related, in part, to the sale of new and pre-owned automobiles. Sales are affected by employment rates, prevailing interest rates, and other general economic conditions. Economic slowdown or recession could lead to Company product inventory and production decreases. Adverse economic changes and sluggish sales of new and pre-owned automobiles and weaknesses in the economy could lead to a decline in the sale of tracking devices.

SEASONALITY; VARIABILITY OF QUARTERLY OPERATING RESULTS

   The new and pre-owned automobile sales and finance industry is subject to substantial seasonal variations in revenues. Demand for new and pre-owned automobiles is generally lower in the winter than in other seasons. Sales tend to be lower during the holiday and back-to-school seasons, while sales tend to be higher during the late spring and through the summer months. The planned growth strategy may subject the Company's operating results to substantial variables and changes each quarter. Accordingly, given the possibility of such fluctuations, management believes that quarterly comparisons of the results of operations during any fiscal year are not necessarily meaningful and that results for any one fiscal quarter should not be relied upon as an indication of future performance.

SUPERVISION, REGULATION AND LICENSING

   The automobile financing industry is subject to extensive regulation, supervision and licensing under various federal, state and local laws. Among other things, these laws require that dealership operations obtain and maintain certain licenses and qualifications; limit or prescribe terms of sales and financing contracts; require specified disclosures to customers and borrowers; impose finance charge ceilings; limit the right to repossess and resell collateral; and restrict where car sales operations may locate.

   The Company terminated its dealership operations at December 31, 2005. The decision to terminate its dealership operations was elective and not as a result of any federal, state or local agency directive nor as a result of noncompliance or a qualification issue. The intent has been to comply with all laws, rules and regulations applicable to the Company's ongoing operations. The Company applied this standard in its dissolution of its dealership operations as well.

CONSUMER PROTECTION AND USURY LAWS

   Numerous federal and state consumer protection laws impose requirements upon the origination and collection of retail installment contracts. State laws impose finance charge ceilings and other restrictions on consumer transactions and may require certain contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with these provisions. There can be no assurance that any state will not lower their usury limits or that these states or other jurisdictions into which the Company lent, or may lend in the future, will not
(i) by judicial
decision change the interpretation of existing precedents and/or (ii) adopt additional laws, rules and regulations that could adversely effect the business, financial condition and results of operations of the Company.

DEPENDENCE ON MANAGEMENT INFORMATION SYSTEMS

   The Company's future success depends in part on the ability to continue to adapt technology on a timely and cost-effective basis to meet changing customer and industry standards and requirements.

DEPENDENCE ON KEY PERSONNEL

   The Company is highly dependent on the services of certain key employees. The Company has entered into an employment agreement with some, but not all such employees. The loss of certain key employees' services could have a materially adverse effect on the business and operations of the Company (see Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act). In addition, the future success of the Company depends upon its ability to attract and retain qualified general personnel, which have sufficient and suited expertise in either the GPS tracking industry or the indirect auto finance industry. There can be no assurance of success in attracting and retaining qualified personnel in the future.

MARKET FOR COMMON STOCK; VOLATILITY OF PRICES

   There has been a limited public trading market for Common Shares of the Company. There can be no assurance that a regular trading market for the Common Shares will ever develop or, if developed, that it will be sustained. No assurance can be given that the Common Shares will be re-listed on the Over-The-Counter-Bulletin-Board (OTCBB). The market price of the Common Shares could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of operations of the Company or other companies in the automotive finance and GPS tracking industries, changes in conditions affecting the economy generally, analyst reports, general trends in industry, and other political or socioeconomic events or factors.

LACK OF PROSPECTIVE DIVIDENDS

   The Company has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be used to reduce debt or finance future growth and that dividends will not be paid to shareholders. There can be no assurance that operations will result in sufficient revenues to enable the Company to operate at profitable levels or to generate positive cash flow. Accordingly, the Company does not anticipate the payment of any dividends on Common Stock for the foreseeable future (see Item 5, Market for Common Equity and Related Stockholder Matters).

INFLATION

   Higher interest rates, which generally occur with inflation, would tend to increase the cost of credit used by the Company and would thus, decrease profits.

POSSIBLE OTHER RISKS

   In addition to all risks and assumptions including, but not limited to, those identified under the "Risk Factors" section, businesses are often subject to risks not foreseen or fully appreciated by management. In reviewing this report, investors and potential investors should keep in mind other possible risks that could be important. Among key factors that may have a direct bearing on the Company's results are competitive practices in the automotive and GPS tracking industries, the ability to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, and the impact of current and future laws and governmental regulations on operations.

EMPLOYEES

   At December 31, 2004, the Company employed a total of 6 people. No employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

   The principal executive office of the Company is located at 2500 Legacy Dr., Suite 226, Frisco, Texas 75034. Approximately 4,069 square feet of leased premises are at this location. The rent is approximately $86,000 per year. The lease expires in June 2009.

   The Company also leased three properties in California and Dallas, Texas, which expired through September 2004 and required total monthly rent payments of $16,400.

   Management believes the Company's facilities and equipment are in good repair and are adequate for current needs.

ITEM 3. LEGAL PROCEEDINGS

   The Company is a defendant in a lawsuit for non-payment of a partial purchase price for certain retail motor vehicle loan contracts. The Company has accrued approximately $116,000 for this potential liability. The Company has filed a counter claim for approximately $175,000. The Company expects this lawsuit to be settled in the near future.

   The Company was a defendant in a lawsuit for breach of a lease. A Motion for Summary Judgment had been filed against the Company. In March, 2005 a settlement has been agreed to under a promissory note totaling $28,000 of which approximately $14,000 has been paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Common Stock of the Company is categorized as "Other OTC" as a security that is neither listed on NASDAQ or any stock exchange, nor quoted on the OTC Bulletin Board; bids and offers are not centrally collected. The name of the Company was changed to Homeland Security Network, Inc. on March 1, 2005, and the symbol was changed to "HSYN" effective March 16, 2005. It can be viewed at http://quotes.nasdaq.com.

   Trading in the Company's securities was suspended from April 5, 2005 through April 18, 2005 by the Securities and Exchange Commission because the Company was delinquent in its periodic filing obligations under Section 13(a) of the Exchange Act of 1934 and because of possible manipulative conduct occurring in the market for the Company's stock.

   To reinstitute trading, the Company filed the March, June, and September 2004 10QSB on April 27, 2005, which include interim financial statements that have been reviewed by a certified public accountant but not by its independent registered public accounting firm.

   The table below lists the high and low bid prices for each quarter of the last two fiscal years, as best can be determined by combining information from several sources.

                                                Bid Quotations*
               Fiscal 2004:                   Low            High

         First Quarter                       $0.06           $0.10
         Second Quarter                       0.05            0.45
         Third Quarter                        0.02            0.06
         Fourth Quarter                       0.015           0.30

         Fiscal 2003:

         First Quarter                        0.16            0.37
         Second Quarter                       0.14            0.45
         Third Quarter                        0.16            0.28
         Fourth Quarter                       0.11            0.16

* These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and thus may not represent actual transactions.

    At December 31, 2004, there were approximately 441 holders of record of the Common Shares of the Company.

   The Company has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be retained to finance future growth.

   As part of the June 30, 2003 merger transaction, of the 10,000,000 Preferred Shares authorized in the Company's Articles of Incorporation, a total of 4,086,856 of those shares were designated as Series "A".

   The terms of the Series "A" Preferred Shares are:

o     they have no voting rights,  sinking fund provision or redemption  rights;
      and

o they are convertible into Common Shares on a 10-for-1 basis at any time at the option of the holder.

   When or if the Company's Common Stock is accepted for trading in the NASDAQ National Marketing System, the Company will obtain conversion rights with respect to the preferred stock.

   The Company has authorized 2,000,000 shares of Series "B" Preferred Stock of which 1,621,642 shares have been issued.

   The terms of the Series "B" Preferred Shares are:

o     they pay non-cumulative dividends at the rate of 5% per year;

o     they have a liquidation preference of $14.64 per share;

o     they have no voting rights,  sinking fund provisions or redemption rights;
      and

o     they are convertible into Common Shares on a 1-for-1 basis.

   A required conversion at the Company's election will occur if either of the following events takes place:

(a) When or if the Company's Common Stock is accepted for trading in the NASDAQ National Marketing System,

(b) When or if the Company's Common Stock is publicly traded at a price equal to $14.64 per share or more.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

   As previously stated on page 1, this report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not limited to, projections of revenue, income, or loss, estimates of capital expenditures, plans for future operations, products, or services, financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

   Forward-looking statements are inherently subject to risks, uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth herein. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Aforementioned disclosures, as well as other statements in this Report on Form 10-KSB, including those in the notes to the Company's consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

   Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Audited Consolidated Financial Statements and related notes.

REVENUES

   For the year ended December 31, 2004, revenues decreased by 43%, or $717,002, as compared to the same period a year ago, primarily due to:

o A decrease in revenue of $652,773, or 36%, primarily resulting from a reduction of interest income earned on the Company's portfolio of automobile finance receivables. The overall reason being several terminations of servicing loan pools and several sales of loan pools.

o An increase of $263,947, or 53%, in revenue recognized from the sale of the Company's finance receivable portfolio. Proceeds received from sales of loan pools in 2003 totaled $8,228,222, which produced losses amounting to $172,530, whereas, proceeds from loan pools sold in 2004 [totaled $816,779 and] produced gains of $91,417. The primary differences in the gains and losses are related to the amounts of costs such as professional fees, finder fees, and loan loss provisions assigned to each loan pool sold.

o A decrease of $213,769, or 26% in other loan fees is the result of terminations of the servicing of loan pools with various credit unions.

o A decrease of $114,407, or 100%, in direct mail revenue as our emphasis shifted from these services, which were totally phased out by December 2003.

OPERATING EXPENSES
-------------------

   The loss from operations for the year ended December 31, 2004 was $2,595,316 compared to $6,590,070 for the year ended December 31, 2003. The Company's loss from operations decreased by $3,994,754 in fiscal year 2004 from its fiscal year 2003 level predominantly due to:

o Compensation and Benefits expenses decreased by $1,011,933, or 63%, as compared to the same period a year earlier primarily due to staff reductions as a result of selling a large portion of the Company's finance receivable portfolio and elimination of the sales staff. The Company also closed its office locations in California, which reduced compensation and benefit costs significantly.

o Professional Fees expense decreased by $217,418 or 37% as compared to the same period a year earlier. This was primarily due to decreased legal expenses associated with the reduced loan pools and the decrease in costs related to state licensing and servicing of the finance receivables.

o Provision for Loan Losses decreased by $2,251,774, or 36%, to a recoverability of $593,467, as compared to the same period a year earlier due to the loan loss reserve valued for the large number of automobile installment loans receivable the Company serviced in 2003, which averaged 1,511 compared to loans receivable of 644 in 2004. The number of installment loans being serviced in 2004 was dramatically reduced by loan pool sales and the Company's plan to run off its loan portfolio, and not to accept new business. The average automobile installment receivable amount to value in 2004 was $2,099,969, which was approximately $4,760,235 less than 2003.

o Software development costs relating to an installment loan application processing system, recorded at cost, were being amortized over five years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The balance of intangible assets was deemed to be fully impaired after performing the annual impairment test in accordance with SFAS No. 142, therefore an impairment was recorded on the statements of operations in the amount of $546,275.

o Interest Expense and Deferred Financing Costs decreased by $599,045, or approximately 53%, as compared to the same period a year earlier due to a decrease in interest expense of $235,113 and a decrease in amortized financing costs of $363,932. The overall decrease was due to the reduction of amounts payable related to the Company's credit facility and amounts payable related to credit union participation transactions.

o Loan Servicing expense decreased by $156,728 or 56%, as compared to the same period a year earlier as a direct result of the Company's sale of a significant portion of the finance receivables portfolio and its termination of the servicing of loan pools with various credit unions.

o Other Operating expense decreased by $391,074, or 75%, as compared to the same period a year earlier due to a significant reduction in travel, data processing, and direct mail expenses. These decreases in other operating expenses are primarily a result of the reduction of staff and lower costs to service the remaining finance receivable automobile portfolios. The Company also closed its office locations in California, which reduced operating costs significantly.

LIQUIDITY

   The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The funding should alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

   These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. Management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency.

   The Company incurred net losses of $3,141,591 for the year ended December 31, 2004 and $7,625,977 for the year ended December 31, 2003.

   In 2005, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from: issuances of additional common stock; notes payable; proceeds from the sales of auto finance receivables; interest income and service fees related to auto finance receivables and from the sale of tracking devices. Common stock issued relieved approximately $826,056 of notes payable and accrued expenses.

   In January 2005, the Company obtained funds after issuing a note payable bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. On August 31, 2005, the Company has utilized approximately $229,000 for working capital. The note is uncollateralized and matures in January 2006.

   In March 2005, the Company obtained funds of $134,500 under a note payable bearing interest at 7% per annum from a related third party. The note is uncollateralized and matured in June 2005. The proceeds were utilized for working capital. The Company is presently in negotiations to extend maturity date of the note.

   In August 2005, the Company issued 2,500,000 shares of Common Stock at $0.08 per share under a subscription agreement (Regulation S Investment) whereby the Company received $200,000. The proceeds were utilized for working capital.

   The Company's debt to certain executives at December 31, 2004 was $309,026, which represented unpaid compensation for fiscal years 2003 and 2004. The Board of Directors approved these amounts to be converted to notes payable. The interest rate was 6% and maturity date was July 2, 2005. On April 5, 2005, 2,207,327 shares of Common Stock were issued to its executives in full satisfaction of the notes.

   The Company's debt to a former director consisted of two obligations in default at December 31, 2004 totaling $286,874. The obligations matured in October 2004 and June 2005 with interest rates at 12% and 18%. The Company and its former director are presently in negotiations to extend the terms of the obligation.

   In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. The balance of the credit line was $193,751 at December 31, 2004. The balance at August 30, 2005 of $166,085 is presently in default. However, the Company is presently negotiating revised payment terms with the lender.

   The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:


                                 Year Ended December 31,
                              ----------------------------
                                  2004            2003
                              ------------    ------------

Cash provided by (used in):

      Operating
         activities           $ (2,388,784)   $  4,331,310

      Investing
         activities                 15,878          29,047

      Financing
         activities              1,398,472      (6,137,942)
                              ------------    ------------

Decrease in cash              $   (974,434)   $ (1,777,585)
                              ============    ============

  The Company provided collection and servicing activities on a fee basis for finance receivables sold to credit unions on a non-guaranteed basis in addition to providing such services to credit unions for financing receivables not purchased from the Company. At December 31, 2004, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately $458,800.

   Net cash used in operating activities during the year ended December 31, 2004 decreased to $2,388,784 from cash provided by operations of $4,331,310. The overall decrease is due to the Company's reduction of the volume of automobile installment receivables (the downsizing of portfolios) held for servicing and its participation of loan pools held by and between the Company and credit unions. The decrease is essentially comprised of the following specifics:

1. Proceeds from loans sold decreased by $7,411,443 due to the reduction of the finance receivable portfolio size from the year 2003;

2.    Principal   payments  collected  on  finance   receivables   decreased  by
      $2,448,159 due to the reduction of the automobile installment loan portfolio from sales to financial institutions;

3. Consumer loan originations decreased by $1,478,460 due to the termination of point-of-sale acquisitions; and

4. The provision for loan losses decreased by $2,079,935 due to loan pool sales reducing the need for a large loan loss provision.

   Net cash provided by financing activities was $1,398,472 for fiscal year 2004 compared to cash used by financing activities of $6,137,942 in fiscal year 2003. In 2003, the Company remitted principal payments totaling $8,703,734 to financial institutions whereas in 2004, only $78,606 was remitted primarily due to the payoffs obtained from loan pool sales. Also, advances of $986,423 from affiliates and $306,900 received from notes payable financed the Company's working capital needs. Advances of $183,755 from the Company's credit facility provided funding for the purchases of automobile receivables. In 2003, the Company received $3,000,000 from the sale of securitization assets and paid a $1,000,000 dividend to its parent. There was no such activity in 2004.

CRITICAL ACCOUNTING POLICIES

   The Company's critical accounting policies are as follows.

FINANCE RECEIVABLES

   Finance receivables consist of purchased automobile installment contracts, which were assigned to the Company upon acquisition. The titles to the automobiles, which serve as security for the payment of the purchased contracts, are held either by the company or the financial institution for which the finance receivables serve as collateral.

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

INTANGIBLE ASSETS

   Software development costs, recorded at cost, are amortized over five years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company determined that an impairment existed at December 31, 2004 and has recorded such loss on the statement of operations.

DEFERRED TAX VALUATION

   The Company continues to incur tax net operating losses (NOL's), which are available to carry forward and offset future taxable income. These NOL's were generated, principally as a result of losses resulting from the operations of the Company. A deferred tax asset results from the benefit of utilizing the NOL carry-forwards in future years.

   Due to the current uncertainty of realizing the benefits of the tax NOL carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company's ability to generate taxable income during future periods, which is not assured.

OFF BALANCE SHEET ARRANGEMENTS

   The Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

   The following audited consolidated financial statements are attached to and filed as part of this report:

o     Consolidated Balance Sheet - December 31, 2004;

o Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003;

o Consolidated Statement of Changes in Shareholders' Equity (Deficit) For the Years Ended December 31, 2004 and 2003;

o Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003; and

o     Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) The Company has discharged its Certifying Accountant, KBA Group LLP, effective October 29, 2003.

(b) The principal accountant's reports for the last two fiscal years did not contain adverse opinions as to the Company's financial statements but were modified to report as to the Company's ability to continue as a going concern.

(c) The decision to change the Company's accountants was approved by the Company's Board of Directors.

(d) During the last two most recent fiscal years or in the subsequent period ended June 30, 2003, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

(e) Effective October 29, 2003, Ehrenkrantz Sterling & Co., LLC had been retained as the independent auditor of Homeland Security Network, Inc., the Registrant, and was retained as independent auditor of the registrant for the fiscal year ending December 31, 2003. Prior to the engagement, the Registrant did not consult with Ehrenkrantz Sterling & Co., LLC regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to the Registrant's financial statements. In addition, the Registrant did not consult with Ehrenkrantz Sterling & Co., LLC, as to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue.

(f) On June 1, 2004, Ehrenkrantz Sterling & Co., LLC merged with the firm of Friedman Alpren & Green LLP, which changed its name to Friedman LLP. The new entity, Friedman LLP, has been

(g) retained as the independent auditor of Homeland Security Network, Inc., the Registrant, and was retained as independent auditor of the registrant for the fiscal year ending December 31, 2004.

(h) For the period since Ehrenkrantz Sterling & Co., LLC appointment through May 31, 2004 and Friedman LLP through December 31, 2004, there have been no disagreements with Ehrenkrantz or Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ehrenkrantz Sterling & Co., LLC would have caused them to make reference thereto in their report.

(i) For the period since Friedman LLP appointment through December 31, 2004, Homeland Security Network, Inc. did not consult with Friedman LLP regarding any matter that was the subject of a "disagreement" with Ehrenkrantz, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or with regard to any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as such consultations as may have been made with former employees of Ehrenkrantz who are now employees of Friedman. The Company filed the March, June, and September 2004 10QSB on April 27, 2005, which include interim financial statements that have not been reviewed by its independent registered public accounting firm, Friedman LLP.

ITEM 8A. CONTROLS AND PROCEDURES

   HSNI's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures"(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have identified the following material weaknesses:

o Less than adequate staff to prepare financial footnotes in accordance with generally accepted accounting principles;

o Lack of certain internal controls over period-end reporting related to the identification of significant transactions, primarily equity transactions, and accounting for them in the proper periods; and

o Lack of certain internal controls related to the identification of contractual transactions.

   The Company is beginning to undertake a review of its disclosure, financial information and internal controls and procedures. The Company believes the appropriate direction to be undertaken is as follows:

o     The Company will  augment,  as  necessary,  such  procedures  by obtaining
      concurrence  with  independent   outside   accounting   experts  prior  to
      finalizing financial reporting;

o A process will be established whereby accounting and operational personnel and an executive management member will collectively determine the appropriate accounting and disclosure review of material agreements; and

o The Company will institute regular quarterly meetings to review each department's significant activities and respective disclosure controls and procedures.

   The Chief Executive Officer and the Chief Financial Officer believe these actions will strengthen the internal controls of the Company and to have such in place by the end of the first quarter of 2006.

ITEM 8B. OTHER INFORMATION:

None applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   Members of the Board of Directors are elected to serve until the next annual meeting or until their successor is elected and qualified. As of August 30, 2005, the date of the next annual meeting has not been selected.

   The Executive Officers and Directors of the Company as of August 30, 2005, are:

Name              Age       Position                      Director Since
-------------     ----      ---------------------         --------------

Charles Norman     47       Chief Executive Officer;           2003
                            Director; Chairman

Peter Ubaldi       59       President; Director;               2004
                            Chief Financial Officer;
                            Treasurer

   A brief statement setting forth the principal occupation and certain other information for each of them is set forth below.

   CHARLES NORMAN'S experience includes consumer banking, consumer finance companies, and the automobile industry. Mr. Norman has been involved in raising capital and has served in successful turnaround executive management roles in private and publicly help companies, as well as extensive entrepreneurship as a passive investor and/or managing partner. Mr. Norman has nine years of experience in various senior capacities running publicly traded companies.

   In April 2003, (amended and restated January 2004, amended and restated January 2005) HSNI entered into an Employment Agreement ("Agreement") with Charles W. Norman. The Agreement provides that Mr. Norman shall serve as the Chief Executive Officer of HSNI to January 1, 2007. The duration of the Agreement is for a period of two years marked by the amended and restated date of January 1, 2005. At any time prior to the expiration of the Agreement, HSNI and Mr. Norman may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Norman, as the Chief Executive Officer, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Norman is eligible to be paid bonuses, from time to time, at the discretion of HSNI's Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Norman shall be entitled to severance compensation in an amount equal to twenty-four months' of base salary as shall exist at the time of such termination.

   PETER UBALDI has worked in the finance industry for 35 years. Mr. Ubaldi began his career with a major CPA firm and has since specialized in various finance-related industries as an investment banker and executive manager. Mr. Ubaldi has extensive experience with major banking institutions, as well as specialty finance and equipment leasing companies. Mr. Ubaldi has two years of experience in various senior capacities running publicly traded companies.

   In May 2004, (amended and restated January 2005) HSNI entered into an Employment Agreement ("Agreement") with Peter Ubaldi. The Agreement provides that Mr. Ubaldi shall serve as the President of HSNI to January 1, 2007. The duration of the Agreement is for a period of two years marked by the amended and restated date of January 1, 2005. At any time prior to the expiration of the Agreement, HSNI and Mr. Ubaldi may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Ubaldi, as the President, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of HSNI's Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months' of base salary as shall exist at the time of such termination.

   The Company presently contemplates that should a 2005 Annual Meeting of Shareholders be held, the newly elected Directors will hold a regular annual meeting of the Board of Directors. If a regular meeting is not held, the Directors will sign a unanimous consent in lieu of holding the meeting and will re-elect the current officers to the same positions for the coming year.

CODE OF ETHICS

   The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions.

   The Company deferred its adoption of a code of ethics due to events such as the change of control, the Company's contraction, and the refocus of the Company's business.

   The Company anticipates adopting a code of ethics as soon as is practical and will be posted on the Company's Web Site.

ITEM 10. EXECUTIVE COMPENSATION

   The following table sets forth, for each of the last three fiscal years, cash and certain other compensation paid by the Company for its Chief Executive Officer. None of the next four most highly compensated officers serving on December 31, 2004, received more than $100,000 for fiscal 2004.


LONG TERM COMPENSATION
----------------------
                                      Annual Compensation      Awards and Payouts
                                      -------------------      ----------------------------
Name/Principal         Fiscal         Salary      Bonus        Stock      Options      LTIP
Position                Year                                   Awards     SARs
Charles Norman
--------------

CEO                     2004          $250,000

CEO & President         2003          $250,000   $ 25,000

CEO & President         2002          $ 93,135                $ 16,380

Peter Ubaldi

CFO                     2004          $206,458

    --                  2003

    --                  2002

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

   As of December 31, 2004, 1,890,289 shares had been issued under the Plan, 109,711 shares were available for future issuance.


          Shares            Exercise Price

          Outstanding, beginning of year         75,689           --

          Granted                                    --           --

          Waived                                 75,689           --

          Exercised                                  --           --
          ------------------------------------------------------------------
          Outstanding, end of year                   --           --
          ==================================================================
          Options exercisable at year-end            --           --
          ==================================================================

   No options were granted during 2004. There were no warrants authorized during 2004.

COMPENSATION OF DIRECTORS

   No Directors fees were paid during fiscal 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information, as of August 30, 2005, concerning the beneficial ownership of Common Stock by all Directors and nominees, certain executive officers, all Directors and executive officers of the Company, as a group, and each person who beneficially owns more than 5% of the 141,820,353 outstanding shares of Common Stock, $0.001 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated;

DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN BENEFICIAL OWNERS

   Number of Shares Beneficially Owned and Percent of Class

Directors, Named
Executive
                    Common Stock    Percent of                 Percent                Percent     Percent
Officers and 5%                      Common        Series A   of Series   Series B       of        Voting
Stockholders                          Stock       Preferred              Preferred     Series      Power
AutoCorp
Acquisition
Partners                      --          --      4,086,856      100%    1,621,642      100%         --



Charles Norman*       49,017,922        34.6%     2,043,428       50%      810,821       50%       34.6%

Peter Ubaldi*         47,761,905        33.7%     2,043,428       50%      810,821       50%       33.7%

William Merritt       11,000,000         7.7%            --       --            --       --         7.7%

Securities
Acquisition New
York, LLC **          15,429,359        11.0%            --       --            --       --        11.0%

All directors,
director
nominees and
executive
officers as a
group                 96,779,827        68.2%     4,086,856      100%    1,621,642      100%       68.2%

All 5% beneficial
owners               123,309,186        87.0%     4,086,856      100%    1,621,642      100%       87.0%


   *Messrs. Norman and Ubaldi each own a 50% interest in AutoCorp Acquisition Partners.

  **The Company shareholder records reflect that this block of shares is held as follows: Market Connexxions LLC, (8,429,355 shares); W-Two LTD, (5,000,000 shares); and ProMark, Inc., (2,000,000 shares). The Company believes, but has not been able to ascertain that these parties are affiliated with Securities Acquisition New York, LLC. Therefore, any of these parties may wish to disclaim beneficial ownership of any of such shares.




SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

   Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated there under require that directors and executive officers of the Company and beneficial owners of greater than 10% of the Company's Common Stock file various reports with the Securities and Exchange Commission (the "SEC").

   The Company does not file on these individuals' behalf and solely reviews reports furnished to HSNI. The Company has reviewed its files with respect to fiscal 2004.

   The following persons failed to file timely or did not file a Form 3, Form 4 or Form 5 within fiscal year 2004: Charles Norman, once; Peter Ubaldi, twice.

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

   On June 30, 2003, Pacific Auto Group, Inc. ("PAG") became a wholly owned subsidiary of Homeland Security Network, Inc. ("HSNI"), and the HSNI securities described below were issued to Pacific Holdings Group, Inc. ("PHG"), the sole stockholder of PAG. The form of the transaction was a reverse triangular merger, whereby a newly formed, wholly owned, acquisition subsidiary of HSNI merged with and into PAG, with PAG being the surviving corporation in the merger and a subsidiary of HSNI.

   On June 30, 2003, PHG was 100% owned by PUSA. On December 2, 2002, PUSA filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The ultimate parent company was PEWC. PAG is the holding company for its wholly owned subsidiary American Finance Company, Inc. ("AFCO"). AFCO's principal operations consisted of the purchase of automobile finance receivables, collateralized by new and pre-owned automobiles, from franchised and independent automotive dealers throughout the United States.

   PUSA was the primary domestic parent company of the entire group, owning all of the outstanding stock of PHG.

   Effective June 30, 2003, HSNI issued 100,000,000 shares of its Common Stock and 4,086,586 shares of its Series A convertible stock to PHG, the parent company of PAG, resulting in PHG owning approximately 94.0% of the outstanding HSNI shares.

   Pacific Financial Group, Inc. ("PFG"), an affiliate of PHG, owned 1,621,642 shares of Series B Non-Cumulative Convertible Preferred Stock of HSNI; par value $0.001 per share (the "Series B Preferred Shares"). Those Series B Preferred Shares were convertible at any time, at the option of the holder on a one-for-one basis, into 1,621,642 HSNI Common Shares. The Series B Preferred is non-voting stock.

   Subsequent to the June 30, 2003 merger transaction, on a fully-diluted basis, PFG immediately beneficially owned 1,621,642 HSNI Common Shares, and PHG beneficially owned 136,490,202 HSNI Common Shares. On a fully diluted basis, PHG and PFG together beneficially owned 142,490,202 HSNI Common Shares, which represented 95.66% of the 148,953,873 HSNI Common Shares that would then be outstanding.

   On June 30, 2003, Pacific USA Holdings Corp. ("PUSA") was the sole stockholder of PFG and PHG and as such beneficially owned 142,490,202 HSNI Common Shares. Pacific Electric Wire and Cable ("PEWC") was the sole shareholder of PUSA and as such beneficially owned 142,490,202 HSNI Common Shares, which represented 95.66% of the 148,953,873 HSNI Common Shares then, outstanding.

   On August 20, 2004, PHG, the then controlling shareholder of the Company, and one of its affiliates, Pacific Financial Group ("PFG") and, collectively with PHG, the ("Sellers"), sold their stock to a partnership, AutoCorp Acquisition Partners ("AAP", the "Purchaser") formed by the then President (and CEO) and Executive Vice President of the Company.

   The Purchaser designated two persons (the "Purchaser Designees") who were elected to the Board of Directors. The Purchaser Designees became a majority of the Board after the tenth day subsequent to the mailing and filing of the Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated there under. The Purchaser is now the beneficial owner of the majority of the Company's stock and the Purchaser Designees constitute 100% of the Company's Board of Directors.

BACKGROUND OF TRANSACTION AND CHANGE IN CONTROL

   Pursuant to an acquisition agreement entered into as of August 20, 2004 by and among the Sellers, the Purchaser and the Company, the Sellers sold all of the stock of the Company held by it to the Purchaser. Pursuant to the acquisition agreement, the Board members, all of who had been appointed by PHG as controlling shareholder of the Company, appointed the Purchaser Designees to the Board. Two of the PHG-appointed directors then resigned immediately and the remaining two PHG-appointed directors resigned on September 13, 2004, being more than ten days after the mailing and filing of the Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated there under.

   AAP acquired the stock of the Sellers and by its principles (1) delivered their personal guarantee to Far East National Bank ("FENB") to obtain the release of the guarantee by PEWC discussed below; and (2) agreed the Company could make the transfers and give the releases to PHG described (and in the amounts indicated) below; simultaneously with PHG funding and canceling the obligations of the Company described (and in the amounts indicated) below. The Purchasers paid no cash to the Sellers for the stock.

   PEWC is PHG's indirect parent. PEWC had provided a guarantee to FENB in connection with a $10 million revolving credit facility from FENB to AFCO Receivables Funding Corp, an indirect subsidiary of the Company. At the date of the closing of the acquisition agreement, there was $661,796 outstanding under the revolving credit facility. It was a condition to the closing that PEWC be released from its guarantee.

   The Company transferred to PHG (i) the entire ownership of certain residual interests in securitization assets, which were then on the books of American Finance Company, a PAG subsidiary, in the amount of $2 million; (ii) the balances in certain bank accounts of the Company and its subsidiaries in the amount of $404; and (iii) a 1993 Lexus automobile owned by AutoCorp Financial Services, Inc., a wholly owned subsidiary of HSNI; along with the agreement of the Company to transfer subsequent to the closing any other assets not directly associated with the Company's then primary business of automobile sub-prime receivable acquisition.

   The Company released PHG and its affiliates from certain receivables due from them to the Company in the amount of $37,395.

   Simultaneously with the transfers and releases by the Company, PHG funded certain payroll obligations in the amount of $173,852 and loan portfolio obligations of the Company in the amount of $56,000, and to cancel certain obligations owed to PHG and its affiliates by the Company and the Company's subsidiaries in the amount of $4,139,880.

   As part of the transaction, PHG secured the release of 35 million shares of restricted Company Common Stock pledged to FENB in connection with an outstanding loan to PHG and an affiliate of PHG. Such shares are part of the 94,000,000 Common Shares Sellers sold to Purchaser.

INFORMATION RELATING TO THE COMPANY'S VOTING SECURITIES

   Shares of Common Stock are the only voting securities of the Company. Holders of the Common Stock are entitled to one vote on all matters presented to stockholders for each share registered in their respective names. As of August 30, 2005, there were 141,820,353 shares of Common Stock outstanding. The Series A and Series B Preferred Stock have no voting rights.

ITEM 13. EXHIBITS

EXHIBIT INDEX

   The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit Number         Description
--------------         -----------

3.1 Amendments to Articles of Incorporation (incorporated by reference to Exhibit C of HSNI's February 7, 2005 DEF
                       14C)

10.1                   Acquisition  Agreement   (incorporated  by  reference  to
                       Exhibit 2.1 of HSNI's August 31, 2004 8-K)

21.1                   List  of  Subsidiaries   (incorporated  by  reference  to
                       Exhibit 10.1 of HSNI's May 18, 2004 10-KSB)

31.1                   Rule  13a-14(a)  Certification  by  the  Chief  Executive
                       Officer

31.2                   Rule  13a-14(a)  Certification  by  the  Chief  Financial
                       Officer

32.1                   Section 1350 Certification by the Chief Executive Officer

32.2                   Section 1350 Certification by the Chief Financial Officer

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT FEES

   Fees for audit services totaled approximately $40,000 and $49,000 in 2004 and 2003, respectively. There were no audit related, tax or other fees paid to the Company's principal registered public accounting firm.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

                                                                  Page No.
                                                                  --------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM             F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                       F-3

   Consolidated Statements of Operations                            F-5

   Consolidated Statement of Changes in
     Shareholders' Equity (Deficit)                                 F-6

   Consolidated Statements of Cash Flows                            F-7

   Notes to Consolidated Financial Statements                       F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Homeland Security Network, Inc. Frisco, TX

   We have audited the accompanying consolidated balance sheet of Homeland Security Network, Inc., formerly AutoCorp Equities, Inc., and Subsidiaries, as of December 31, 2004 and the related consolidated statements of operations, shareholders deficit and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeland Security Network, Inc. and subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficit at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Friedman LLP
East Hanover, New Jersey

August 23, 2005

                HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

                       (FORMERLY AUTOCORP EQUITIES, INC.)

                           CONSOLIDATED BALANCE SHEET


                                DECEMBER 31, 2004

                                     ASSETS



CURRENT ASSETS
   Cash                                      $     21,339
   Finance receivables, net of allowances
    of $322,213                                   412,932
   Other Current Assets                            11,846
                                             ------------
           Total current assets                   446,117

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION OF $427,772                        21,439



OTHER ASSETS
   Security deposits                               20,750
   Miscellaneous receivable                        24,185
                                             ------------

           Total assets                      $    512,491
                                             ============

   The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

                       (FORMERLY AUTOCORP EQUITIES, INC.)

                     CONSOLIDATED BALANCE SHEET (CONTINUED)

                                DECEMBER 31, 2004

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)



CURRENT LIABILITIES
    Accounts payable and accrued expenses             $    861,894
    Notes payable to related parties                       657,438
    Amounts payable to credit unions                       547,144
    Line of credit                                         193,751
                                                      ------------
          Total current liabilities                      2,260,227

COMMITMENTS AND CONTINGENCIES                                   --

SHAREHOLDERS' EQUITY (DEFICIT):
Series A cumulative convertible preferred stock,
    $.001 par value, 10,000,000 shares authorized,
    4,086,856 shares issued and outstanding                  4,087

Series B convertible preferred stock, no par value,
    5% non-cumulative; liquidation  preference of
    $14.64 per share; 10,000,000 shares authorized,
    1,621,642 shares issued and outstanding                352,643

Common Stock, par value $.001; 110,000,000
    shares authorized,
    106,463,671 shares issued
    and outstanding                                        106,464
Additional paid-in-capital                              14,491,850
Accumulated deficit                                    (16,303,040)
                                                      ------------
                                                        (1,347,996)
    Less treasury at cost, 1,817,000 shares               (399,740)
                                                      ------------

    Total shareholders' equity (deficit)                (1,747,736)
                                                      ------------

           Total liabilities and shareholders'
              equity (deficit)                        $    512,491
                                                      ============

   The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

                       (FORMERLY AUTOCORP EQUITIES, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Years Ended December 31,
                                          --------------------------------
                                               2004              2003
                                          --------------    --------------
REVENUES
   Interest Income                        $      374,037    $    1,026,810
   Gain (Loss) on Sale of Loans                   91,417          (172,530)
   Other income                                   76,920           405,096
                                          --------------    --------------
       Total revenues                            542,374         1,259,376
                                          ==============    ==============
 Expenses
   Interest expense and
     deferred financing costs                    663,062         1,262,107
   Compensation and Benefits                   1,755,412         2,767,345
   Office Occupancy and Equipment                627,440           673,504
   Professional Fees                             128,286           345,704
   Loan Servicing                                124,582           281,310
   Depreciation and Amortization                 302,601           340,321
   Provision for Loan Losses                    (593,467)        1,658,307
   Other Operating Expense                       129,774           520,848
                                          --------------    --------------

       Total expenses                          3,137,690         7,849,446
                                          --------------    --------------

LOSS FROM OPERATIONS                          (2,595,316)       (6,590,070)
OTHER INCOME (DEDUCTIONS)                 ==============    ==============
   Forgiveness of indebtedness                        --           150,000
   Impairment of goodwill                             --        (1,185,907)
   Impairment of Intangible Asset               (546,275)               --
                                          --------------    --------------
       Total other deductions                   (546,275)       (1,035,907)
                                          --------------    --------------
NET LOSS                                  $   (3,141,591)   $   (7,625,977)
                                          ==============    ==============

NET LOSS PER SHARE, basic and diluted $            (0.03)   $        (0.07)
                                          ==============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING,
   basic and diluted                         106,463,671       106,452,986
                                          ==============    ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY AUTOCORP EQUITIES, INC.)
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                             Preferred Stock
                                                   Common Stock          Additional             Series A
                                          ---------------------------     Paid-in       ---------------------------
                                             Shares         Amount        Capital          Shares         Amount
                                          ------------   ------------   ------------    ------------   ------------

Balance at December 31, 2002               106,413,671   $    106,414   $ 16,948,644       4,086,856   $      4,087

Return of capital                                   --             --     (1,000,000)             --             --

Capital contribution                                --             --        120,441              --             --

Return of capital of Undivided Interest
in Securitization assets                            --             --     (4,000,000)             --             --

Common Stock issuances                          50,000             50         10,950              --             --

Net Loss                                            --             --             --              --             --
                                          ------------   ------------   ------------    ------------   ------------
Balance at December 31, 2003               106,463,671   $    106,464   $ 12,080,035       4,086,856   $      4,087
                                          ------------   ------------   ------------    ------------   ------------
Return of capital                                   --             --             --              --             --

Capital contribution                                --             --             --              --             --

Forgiveness of related entities'
liabilities and receivables                         --             --      4,411,815              --             --

Return of capital of Undivided Interest
in Securitization assets                            --             --     (2,000,000)             --             --

Common Stock issuances                              --             --             --              --             --
                                          ------------   ------------   ------------    ------------   ------------
Balance at December 31, 2004               106,463,671   $    106,464   $ 14,491,850    $  4,086,856   $      4,087
                                          ============   ============   ============    ============   ============


                                                Preferred Stock                                                           Total
                                                   Series B                    Treasury Stock                          Stockholders'
                                          ---------------------------   ---------------------------    Accumulated      Equity
                                             Shares         Amount         Shares         Amount          Deficit        (Deficit)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2002                 1,621,642   $    352,643      1,817,000   $   (399,740)   $ (5,535,472)   $ 11,476,576

Return of capital                                   --             --             --             --              --      (1,000,000)

Capital contribution                                --             --             --             --              --         120,441

Return of capital of Undivided Interest
in Securitization assets                            --             --             --             --              --      (4,000,000)

Common Stock issuances                              --             --             --             --              --          11,000

Net Loss                                            --             --             --             --      (7,625,977)     (7,625,977)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2003                 1,621,642   $    352,643      1,817,000   $   (399,740)   $(13,161,449)   $ (1,017,960)
                                          ------------   ------------   ------------   ------------    ------------    ------------

Return of capital                                   --             --             --             --              --              --

Capital contribution                                --             --             --             --              --              --

Forgiveness of related entities'
liabilities and receivables                         --             --             --             --              --       4,411,815

Return of capital of Undivided Interest
in Securitization assets                            --             --             --             --              --
                                                                                                                         (2,000,000)

Common Stock issuances                              --             --             --             --              --              --

Net Loss                                            --             --             --             --      (3,141,591)     (3,141,591)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2004              $  1,621,642   $    352,643      1,817,000   $   (399,740)   $(16,303,040)   $ (1,747,736)
                                          ============   ============   ============   ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY AUTOCORP EQUITIES, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Years Ended December 31,
                                                                  ----------------------------
                                                                      2004            2003
                                                                  ------------    ------------
Cash Flows From Operating Activities:
Net loss                                                          $ (3,141,591)   $ (7,625,977)
Adjustments to reconcile net loss to net
cash used by operating activities:
    (Gain)/Loss on sale of loans                                       (91,417)        172,530
    Forgiveness of debt                                                     --        (150,000)
    Depreciation and amortization                                      310,135         857,561
    Amortization of deferred financing fees                            355,306              --
    Provision for loan loss                                           (421,628)      1,658,307
    Impairment of intangible asset                                     546,275              --
    Impairment of goodwill                                                  --       1,185,907
Changes in:
    Other current assets                                               (10,854)        499,305
    Other assets                                                        15,803          (8,677)
    Accounts payables and accrued expenses                             258,836         (26,336)
    Consumer loans originated                                       (1,315,730)     (2,794,190)
    Deferred financing fees paid                                       (71,617)       (511,190)
    Principal payments collected on consumer loans                     923,425       3,371,584
    Payments to credit unions                                         (562,506)       (525,736)
    Proceeds from loans sold                                           816,779       8,228,222
                                                                  ------------    ------------
Net cash provided by (used in) operating activities                 (2,388,784)      4,331,310

Cash flows from investing activities:
    Capitalized software costs                                              --          (1,700)
    Purchases of property and equipment                                     --         (26,193)
    Sale of fixed assets                                                15,878              --
    Acquisitions, net of cash acquired                                      --          56,940
                                                                  ------------    ------------
Net cash provided by investing activities                               15,878          29,047

Cash flows from financing activities:
    Borrowings (repayment) under line of credit                        183,755         (14,909)
    Advances from affiliated entities                                  986,423         467,650
    Principal payments of long-term debt                               (78,606)     (8,703,734)
    Proceeds from sale of securitization assets                             --       3,000,000
    Notes payable                                                      306,900          (7,387)
    Capital contributions                                                   --         120,438
    Return of capital                                                       --      (1,000,000)
                                                                  ------------    ------------
Net cash provided by (used in) financing
activities                                                           1,398,472      (6,137,942)
                                                                  ------------    ------------
Net decrease in cash                                                  (974,434)     (1,777,585)

Cash, beginning of year                                                995,773       2,773,358
                                                                  ------------    ------------
Cash, end of year                                                 $     21,339    $    995,773
                                                                  ============    ============


   The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY AUTOCORP EQUITIES, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental disclosures of cash flow information:


                                   For the Years Ended December 31,
                                     ---------------------------
                                         2004           2003
                                     ------------   ------------
Cash paid for interest               $    196,672   $    493,355

Non-cash Investing and financing
activites

In March 2003, the Company issued
50,000 shares to a Director for
services rendered                    $         --   $     11,000

Forgiveness of related entities'
liabilities and receivables          $  4,411,815   $         --

Return of undivided interest in
Securitization assets                $  2,000,000   $  4,000,000

Finance receivables surrendered in
satisfaction of amounts due credit
unions                               $  1,359,810   $         --
                                     ============   ============


   The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
(FORMERLY AUTOCORP EQUITIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

INTRODUCTION

   Homeland Security Network, Inc., formerly known as AutoCorp Equities, Inc., (collectively, with its subsidiaries, "HSNI" or the "Company") is a Nevada corporation formed in 1993.

   Until the third quarter of 2004, the Company provided financial products and related services to the new and pre-owned automotive finance industry. The Company primarily purchased and subsequently sold automobile finance receivables collateralized by new and pre-owned automobiles. The receivables were predominately purchased from automobile retailers nationwide and sold to banks and credit unions. In August 2004, the Company entered into a plan to "run-off" its operations in this industry by not accepting new business and terminating its business relationships. Its new focus is to transition into several new markets with new products. See "Planned Business Operations".

PLANNED BUSINESS OPERATIONS

   The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business, which the Company is currently transitioning into. The Company intends `Homeland Security Network, Inc.' to be recognized as a leading provider of technology products and services for tracking and recovering valuable mobile assets. The Company anticipates its new course of business will capitalize on rapidly emerging, largely under-served, GPS tracking markets. HSNI plans to serve the concerns and requirements of the individual consumer, corporations and the security operations of governments. HSNI's plan also incorporates engaging and developing strategic alliances with third parties that have a distinct marketing presence in the auto retail industry, the commercial sector and the government sector.

   On April 14, 2005, HSNI completed negotiations and entered into a Licensing and Exclusive Distribution Agreement and a Sales Purchase Agreement (collectively "Agreements") with Advantra International NV, a major international electronics developer and manufacturer, to manufacture its products. Under the terms of the Agreements, the Company has certain rights to distribute, develop, market, and sell select hardware/tracking devices.

   The Company expects to impact the GPS tracking industry with state-of-the-art software, its ability to provide low cost tracking hardware, and its ability to offer a cost-effective data transmission fee. The Company's GPS products will then incorporate map tracking and trailing, geo-fencing alerts for designated parameter infringements, and the ability to control vehicle functions with voice commands from its customer's web-enabled mobile phones or personal computers, via the company's internet website system software.

   The Company currently services a portfolio of automobile receivables, which volume is significantly less than prior years due to the Company' planned exit from the business.

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of HSNI and its subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. When sources of information regarding the carrying values of assets, liabilities and reported amounts of revenue and expenses are not readily apparent, HSNI bases its estimates on historical experience and on various other assumptions that HSNI's management believes to be reasonable for making judgments. HSNI evaluates all of its estimates on an on-going basis and may consult outside experts to assist in HSNI's evaluations. Actual results could differ from those estimates.

FINANCE RECEIVABLES

   Finance receivables consist of purchased automobile installment contracts, which were assigned to the Company upon acquisition. The titles to the automobiles, which serve as security for the payment of the purchased contracts, are held either by the Company or the financial institution for which the finance receivables serve as collateral.

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

   Deferred financing costs are amortized over the term of the associated debt using the straight-line method, which was one year.

REVENUE RECOGNITION

   Interest income from finance receivables is recognized using the interest method. Accrual of income on finance receivables is suspended when a contract is contractually delinquent for ninety days or more. The accrual is resumed when the contract becomes contractually current, and past due interest and discount income is recognized at that time.

   The following is included in other income:

   Origination Fees are recognized for services provided during the loan origination process at the point in time the loan is funded by the third-party lender.

   Service Fees are based on a percentage of collections and are recognized as collected on a monthly basis from the Obligor of the receivable.

   Participation Income is based on a percentage of collections and is recognized as collected on a monthly basis from the obligor of the receivable.

INTANGIBLE ASSETS

SOFTWARE DEVELOPMENT COSTS

   Software development costs relating to an installment loan application processing system, recorded at cost, are amortized over five years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company fully impaired the balance of intangible assets after performing the annual impairment test in accordance with SFAS No. 142, which resulted in a charge on the statement of operations totaling $546,275.

GOODWILL

   The merger acquisition in June 2003 was accounted for using the purchase method of accounting. As such, the assets and liabilities of HSNI were recorded at their estimated fair value.

   In December 2003, Goodwill was tested by management for impairment due to the continuing significant losses of HSNI. As a result, management determined goodwill to be fully impaired, which resulted in a charge to the statement of operations totaling $1,185,907.

INCOME TAXES

   Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are generally recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and net operating loss carry forwards.

   Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance has been established to reduce any deferred tax asset in which the Company is not able to determine on a more likely than not basis that the deferred tax asset will be realized.

LONG-LIVED ASSETS

   HSNI accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group.

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

CONCENTRATIONS OF CREDIT RISK

   The  Company   maintains  its  cash  with  high  credit   quality   financial
institutions. The Federal Deposit Insurance Corporation up to $100,000 secures each account.

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

NOTE 2. ACQUISITION BY AAP

   On August 20, 2004, PHG, the then controlling shareholder of the Company, and one of its affiliates, Pacific Financial Group ("PFG"), the ("Sellers"), sold their stock (totaling 94 million shares of common stock) to a partnership, AutoCorp Acquisition Partners ("AAP", the "Purchaser") formed by the then President (and CEO) and Executive Vice President of the Company in a non-cash transaction.

   The Purchaser designated two persons (the "Purchaser Designees") who were elected to the Board of Directors. The Purchaser Designees became a majority of the Board after the tenth day subsequent to the mailing and filing of the Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated there under. The Purchaser is now the beneficial owner of the majority of the Company's stock and the Purchaser Designees constitute 100% of the Company's Board of Directors.

   AAP acquired the stock of the Sellers and by its principles (1) delivered their personal guarantee to Far East National Bank ("FENB") to obtain the release of the guarantee by Pacific Electric Wire & Cable Co. in Taiwan ("PEWC") discussed below; and (2) agreeing the Company could make the transfers and give the releases to PHG described (and in the amounts indicated) below; simultaneously with PHG funding and canceling the obligations of the Company described (and in the amounts indicated) below. The Purchasers paid no cash to the Sellers for the stock.

   PEWC is PHG's indirect parent. PEWC had provided a guarantee to FENB in connection with a $10 million revolving credit facility from FENB to AFCO Receivables Funding Corp, an indirect subsidiary of the Company. At the date of the closing of the acquisition agreement, there was $661,796 outstanding under the revolving credit facility. It was a condition to the closing that PEWC be released from its guarantee.

   The Company transferred to PHG (i) the entire ownership of certain residual interests in securitization assets, in the amount of $2 million; (ii) the balances in certain bank accounts in the amount of $404; and (iii) a 1993 Lexus automobile along with the agreement of the Company to transfer subsequent to the closing any other assets not directly associated with the Company's then primary business of automobile sub-prime receivable acquisition.

   The Company released PHG and its affiliates from certain receivables due from them to the Company in the amount of $37,395.

   Simultaneously with the transfers and releases by the Company, PHG funded certain payroll obligations in the amount of $173,852 and loan portfolio obligations of the Company in the amount of $56,000, and to cancel certain obligations owed to PHG and its affiliates by the Company and the Company's subsidiaries in the amount of $4,139,880.

   As part of the transaction, PHG secured the release of 35 million shares of restricted Company Common Stock pledged to FENB in connection with an outstanding loan to PHG and an affiliate of PHG. Such shares are part of the 94,000,000 Common Shares the Sellers sold to Purchaser.

NOTE 3. GOING CONCERN UNCERTAINTY

   The Company has incurred net losses totaling $3,141,591 and $7,625,977 in the years ended December 31, 2004 and 2003 and has had working capital deficiency both years.

   The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. Management is also seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency. The funding would alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

   If the additional financing or arrangements cannot be obtained, the Company would be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

   These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS AND NEW ACCOUNTING STANDARDS

   The FASB issued Staff Position FIN46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), in March 2005. It addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. The Company does not expect any impact on its financial position or results of operations as a result of its adoption of FIN 46(R)-5 in the second quarter of 2005.

   The FASB issued Staff Position FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, in March 2005. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The statement clarifies the term "conditional asset retirement obligation" as used in FASB 143. The Company believes that it is already in compliance with the statement and does not expect any impact on financial position or results of operations when adopted.

  The FASB issued  Statement of Financial  Accounting  Standard No. 123 (revised
2004), Share-Based Payment ("SFAS 123(R)"), in December 2004; it replaces SFAS 123, and supersedes APB 25. Under SFAS 123(R), companies would have been required to implement the standard as of the beginning of the first interim reporting period that begins after June 15, 2005. However, in April 2005, the SEC announced the adoption of an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R) that amends the compliance dates and allows companies to implement SFAS 123(R) beginning with the first annual reporting period beginning on or after June 15, 2005. The Company intends to adopt SFAS 123(R) in its fiscal year beginning January 1, 2006.

    The Company currently uses the intrinsic value method to value stock options, and accordingly, no compensation expense has been recognized for stock options since the Company grants stock options with exercise prices equal to the Company's common stock market price on the date of the grant. SFAS 123(R) requires the expensing of all stock-based compensation, including stock options and restricted shares, using the fair value method. The Company intends to expense stock options using the Modified Prospective Transition method as described in SFAS 123(R). This method will require expense to be recognized for stock options over their respective remaining vesting periods. No expense will be recognized for stock options vested in periods prior to the adoption of SFAS 123(R). The Company is evaluating the impact of its adoption of SFAS 123(R) on its results of operations and financial position. Adoption is not expected to have a material effect on the Company's financial position or results of operations.

   The FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 is effective, and will be adopted, for inventory costs incurred during fiscal years beginning after June 15, 2005 and is to be applied prospectively. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to require current period recognition of abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Adoption is not expected to have a material effect on the Company's financial position or results of operations.

   The FASB issued Statement of Financial Accounting Standard No. 153, Exchanges of Nonmonetary Assets -- an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 is effective, and will be adopted, for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is to be applied prospectively. SFAS 153 eliminates the exception for fair value treatment of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption is not expected to have a material effect on the Company's financial position or results of operations.

   The FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 is effective, and will be adopted, for accounting changes made in fiscal years beginning after December 15, 2005 and is to be applied retrospectively. SFAS 154 requires that retroactive application of a change in accounting principle be limited to the direct effects of the change. Adoption is not expected to have a material effect on the Company's financial position or results of operations.

   In December 2004, the FASB issued FSP FAS No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004" ("FSP FAS No. 109-1"). This statement requires the qualified production activities deduction as defined in the American Jobs Creation Act of 2004 (the "Jobs Act") to be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes." The statement also requires that the special deduction should be considered in measuring deferred taxes when graduated tax rates are a significant factor and when assessing whether a valuation allowance is necessary. FSP FAS No. 109-1 was effective upon issuance. In accordance with the Jobs Act, determination of the qualified production activities deduction is not required until 2005. Due to the projected tax losses for the next few years, management does not believe that this statement will have a material effect on the Company's results of operations, financial condition and liquidity.

   In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets--an amendment of APB Opinion No. 29." This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

   In November 2004, the FASB issued SFAS No. 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 5. FINANCE RECEIVABLES

   Finance receivables consist of the following:


                                          2004
----------------------------------------------
Finance receivables                $   735,145

Allowance for credit losses           (322,213)
----------------------------------------------
Finance receivables, net           $   412,932
==============================================

NOTE 6. PROPERTY AND EQUIPMENT

   The components of property and equipment as of December 31, 2004 are as follows:


-----------------------------------------------------
Furniture and office equipment             $  356,933
Software                                       92,278
-----------------------------------------------------
                                              449,211
Accumulated depreciation                     (427,772)
-----------------------------------------------------
Property and Equipment, net                $   21,439
=====================================================

NOTE 7. UNDIVIDED INTEREST IN SECURITIZATION ASSETS

   The Company had an undivided interest in securitization assets. The rights to these assets were contributed to the Company by its prior major shareholder, PHG. In May 2003, PAG returned an undivided interest of $4,000,000 of this asset to PHG. In June 2003, PAG received proceeds of $3,000,000 under a sale to a third party and recorded no gain or loss. In August 2004, the Company transferred the balance of the securitization asset of $2,000,000 to PHG as part of the acquisition by AAP. See Note 2.

NOTE 8. LINE OF CREDIT

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. The outstanding balance totaling $193,751 at December 31, 2004 is in default. The line of credit is collateralized by automobile finance installment contracts approximating $276,000. However, the Company is presently negotiating revised payment terms with the lender.

NOTE 9. NOTES PAYABLE

   Notes Payable consists of the following:

An obligation  payable to a related entity that was assigned this  obligation in
December  2004.  The  obligation  bears interest at 12% per annum and was due in
October  2004.  The terms  require the entity to remit  payments to the original note holder.  The entity has the right to convert every dollar of principal paid into 10,000 shares of common stock,  limited to 15,429,355.  In 2005, the entity
remitted  $1,530  and  obtained  common  shares  through   conversion   totaling    $   61,538
15,429,355. The Company is currently negotiating an extension of terms.

   Two notes payable, presently in default, to a former director of the Company.
One bears interest at 12% and the other at 18% per annum.  The notes were due in       286,874
October 2004 and June 2005.

   Note payable,  unsecured, to an Executive, bears interest at 6% per annum and       106,667
is due on July 2, 2005.

   Note payable,  unsecured, to an Executive, bears interest at 6% per annum and       202,359
is due on July 2, 2005.                                                             ----------
                                                                                    $  657,438
                                                                                    ==========


   See Note 18 relating to subsequent events relating to these notes.

NOTE 10. BUSINESS COMBINATION

   On June 30, 2003, HSNI (when operating as AutoCorp Equities, Inc.) ("AutoCorp") and PAG entered into a merger agreement, whereby a newly created wholly owned subsidiary of AutoCorp was merged with and into PAG with PAG surviving as a wholly owned subsidiary of AutoCorp. AutoCorp acquired 100% of the outstanding shares of PAG in exchange for issuance of securities of AutoCorp. The securities consisted of: (1) 100,000,000 shares of AutoCorp Common Stock, par value $0.001 per share, and (2) 4,086,856 shares of a new Series A Convertible Preferred Stock, par value $0.001 per share of AutoCorp that are convertible at any time, at the option of the holder, into not less than 40,868,560 AutoCorp Common shares.

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

   Because the former stockholder of PAG owned a majority of the issued and outstanding shares of the Common Stock of AutoCorp after the merger, this transaction was accounted for as a reverse merger whereby PAG was deemed to be the acquirer of AutoCorp. Therefore, all financial information included in this report prior to the merger are those of PAG as if PAG had been the registrant. The financial information since the merger are those of AutoCorp and PAG on a consolidated basis.

   As a result of the merger, AutoCorp triggered a change in control, which now has limited its ability to utilize all of its cumulative net operating losses used to offset future taxable income for Federal and State income tax reporting.

PRO FORMA RESULTS

   The following audited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred January 1, 2003:

                            Twelve Months Ended
                             December 31, 2003
                             ----------------

Revenue                      $      1,937,449
Net loss attributed
to common stockholders       $     (8,111,884)


Net loss per share,
basic and diluted            $           (.08)
                             ================

Weighted average number of
Shares outstanding,
basic and diluted                 106,452,986
                             ================

NOTE 11. CREDIT UNION LOAN PARTICIPATIONS

   At December 31, 2003, six credit union participation transactions were payable to credit unions in the amount of $2,284,030. This amount represented a 90% interest purchased by credit unions in six portfolios of automobile finance receivables. The Company guaranteed the principal and interest of these particular participations. The participation yields to the credit unions ranged from 7% to 8%.

   On August 31, 2004, the Company entered into a Mutual Termination and Separation Agreement with a credit union and received a full release of all guarantees and servicing obligations in connection with four of the six guaranteed participations totaling $1,359,810.

   At December 31, 2004, loan participations payable to credit unions in the amount of $547,144 represented the remaining 90% interest purchased by credit unions in two pools of automobile finance receivables guaranteed by the Company.

   On February 28, 2005, the Company entered into a Mutual Termination and Separation Agreement with an additional credit union and again received a full release of all guarantees and servicing obligations in connection with a fifth participation totaling $297,809.

   On March 1, 2005, one final credit union participation transaction with guarantee provisions and servicing obligations remained. The Company anticipates a release of the same or of similar nature as those stated above.

   The Company also provided, on a fee basis, collection and servicing of automobile finance receivables sold to credit unions by the Company as a non-guaranteed participation transaction. At December 31, 2004, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately $458,800.

NOTE 12. INCOME TAXES

   The Company continues to incur tax net operating losses (NOL's), which are available to carry forward and offset future taxable income. These NOL's were generated, principally as a result of the tax losses resulting from the operations of the Company. A deferred tax asset results from the benefit of utilizing the NOL carry-forwards in future years.

   Due to the current uncertainty of realizing the benefits of the tax NOL carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company's ability to generate taxable income during future periods, which is not assured.

   The components of income taxes are comprised as follows:



Year Ended December 31,                         2004           2003
-----------------------------------------------------------------------
Deferred
     Federal                               $ (1,156,500)  $   (138,800)
     State                                     (143,800)       (51,400)
-----------------------------------------------------------------------
                                             (1,300,300)      (190,200)
     Effect of Valuation Allowance            1,300,300        190,200
-----------------------------------------------------------------------
                                           $         --   $         --
=======================================================================

   The difference between the U.S. Federal statutory rate and the Company's effective rate is:

Year Ended December 31,                        2004             2003
-----------------------------------------------------------------------
Federal statutory tax rate                     34.0%            34.0%
Valuation allowance                           (34.0%)          (34.0%)
-----------------------------------------------------------------------
Effective tax rate                              0.0%             0.0%
=======================================================================
Deferred tax assets are comprised of the following:

Year Ended December 31,                        2004            2003
-----------------------------------------------------------------------
Deferred Tax Summary

Net operating loss carry-forward          $ 8,529,700      $ 7,128,000

Impairment of goodwill                          --             428,000
Provision for finance receivable losses       125,700          123,000
Compensation Accruals                          22,800            --
                                            ---------        ---------
                                            8,678,200        7,679,000
Valuation allowance                        (8,678,200)      (7,679,000)
-----------------------------------------------------------------------
                                          $     --         $      --
=======================================================================

NOTE 13. RELATED PARTY TRANSACTIONS

   See Notes 2, 9, and 18 for related party transactions.

NOTE 14. INCOME (LOSS) PER SHARE

   Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

   Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock , which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for 2004 and 2003. See Note 18 for common stock transactions subsequent to December 2004.

NOTE 15. STOCK OPTION PLAN

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

   Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten
(10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of December 31, 2004, 1,890,289 shares had been exercised and issued under the Plan, 109,711 shares were available for future issuance.

   No options were granted during 2004. There were no warrants authorized during 2004.

   The following table summarizes stock options outstanding and exercisable at December 31, 2004:

                              Weighted
                              Average               Average    Expired
  Exercise          Options   Remaining  Options    Exercise   Options
  Price    Range              Life                  Price
----------------------------------------------------------------------
Outstanding, beginning of year
  $0.03    $0.03    75,689    7 years    75,689     $0.03         --
Granted
    --       --       --        --          --        --          --
Waived
    --       --     75,689      --          --        --          --
Exercised
    --       --       --        --          --        --          --
-----------------------------------------------------------------------
Options, end of year  --        --          --        --          --
=======================================================================


NOTE  16. COMMITMENTS AND CONTINGENCIES

LITIGATION

   The Company is a defendant in a lawsuit for non-payment of a total purchase price paid for certain retail motor vehicle loan contracts. The Company has accrued approximately $116,000 for this potential liability. The Company has filed a counter claim for approximately $175,000. The Company expects this lawsuit to be settled in the near future.

   The Company was a defendant in a lawsuit for breach of lease. A Motion for Summary Judgment has been filed against the Company. In March 2005, a settlement has been agreed to under a promissory note totaling $28,000 of which approximately $14,000 has been paid.

OPERATING LEASES

   The Company leases its principal executive office in Frisco, Texas under a lease which commenced in September 2004 and expires in October 2009. Commencing in August 2005, the annual rent increased to approximately $86,000 per year ($46,000 previously). The Company is responsible for its proportionate share of operating expenses of the premises. The Company's prior lease for its offices required monthly rents of approximately $15,400.

   The Company also leased three properties in California and Dallas, Texas, which expired through

September 2004 and required total monthly rent payments of $16,400. The Company also leased two automobile retail facilities under operating leases. One expired in February 2004 and the other in June 2004.

   Rent expense totaled $235,753 for the year ended December 31, 2004 and $248,627 net of sub-leasing income of $15,000 for the year ended December 31, 2003 .

   Future minimum annual payments under the operating leases are as follows:


Year Ending December 31,                        Amount
-------------------------------------------------------
2005                                          $ 61,850
2006                                            86,127
2007                                            90,196
2008                                            93,839
2009                                            79,680
-------------------------------------------------------
 Total                                        $411,692
=======================================================

EMPLOYMENT CONTRACTS

   In April 2003, (amended and restated January 2004, amended and restated January 2005) HSNI entered into an Employment Agreement ("Agreement") with Charles W. Norman. The Agreement provides that Mr. Norman shall serve as the Chief Executive Officer of HSNI to January 1, 2007. The duration of the Agreement is for a period of two years marked by the amended and restated date of January 1, 2005. At any time prior to the expiration of the Agreement, HSNI and Mr. Norman may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Norman, as the Chief Executive Officer, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Norman is eligible to be paid bonuses, from time to time, at the discretion of HSNI's Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Norman shall be entitled to severance compensation in an amount equal to twenty-four months' of base salary as shall exist at the time of such termination.

   In May 2004, (amended and restated January 2005) HSNI entered into an Employment Agreement ("Agreement") with Peter Ubaldi. The Agreement provides that Mr. Ubaldi shall serve as the President of HSNI to January 1, 2007. The duration of the Agreement is for a period of two years marked by the amended and restated date of January 1, 2005. At any time prior to the expiration of the Agreement, HSNI and Mr. Ubaldi may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Ubaldi, as the President, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of HSNI's Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months' of base salary as shall exist at the time of such termination.

NOTE 17.  PENSION PLANS

   The employees of a subsidiary were covered under the Pacific USA, Inc. 401(K) Savings Plan. Upon completion of certain eligibility requirements, employees were allowed to contribute up to 15% of their annual compensation. The subsidiary matched 50% of such contributions up to 6%. Contributions by the subsidiary totaled $3,892 at December 31, 2004 and $17,671 at December 31, 2003. The coverage terminated under this plan for Company employees in 2004 when the Acquisition Agreement became effective in August of 2004.

   The employees of Homeland Security Network, Inc. and its subsidiaries were covered under a 401(K) Savings Plan. The Company did not elect a matching contribution provision in this plan. This plan was terminated in 2004.

NOTE 18. SUBSEQUENT EVENTS

1. In January 2005, the Company amended its Articles of Incorporation to increase the authorized shares of common stock to 400,000,000 shares.

2. Trading in the Company's securities was suspended from April 5, 2005 through April 18, 2005 by the Securities and Exchange Commission because the Company is delinquent in its periodic filing obligations under Section 13(a) of the Exchange Act of 1934 and because of possible manipulative conduct occurring in the market for the Company's stock. Trading was resumed after the suspension period.

3. On April 14, 2005, HSNI has completed negotiations and entered into a Licensing and Exclusive Distribution Agreement and a Sales Purchase Agreement (collectively "Agreements") with Advantra International NV, a major international electronics developer and manufacturer, to manufacture its products. Under the terms of the Agreements, the Company has certain rights to distribute, develop, market, and sell select hardware devices.

4. In 2005, under rights obtained pursuant to an Assignment and Assumption Agreement entered into December 2004, the note holder of a $61,538 note elected to convert principal payments remitted into common stock. In January 2005, the Company issued 3,429,355 shares at $0.11 per share valued at $377,229. In March 2005, the Company issued 12,000,000 shares at $0.18 per share valued at $2,160,000, totaling $2,537,229 resulting in a charge in the statement of operations.

5. Subsequent to January 1, 2005, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

      a. In January 2005, 100,000 Common Shares were issued to an executive as a hiring bonus accrued in the consolidated financial statements at $0.15 per share ($15,000)

      b. In April 2005, 2,070,000 Common Shares were issued to executives and other employees in payment of performance bonuses accrued in the consolidated financial statements; 70,000 shares @ $0.11 and 2,000,000 shares @ $0.02 (totaling $47,000)

      c.    In April 2005, 380,091 Common Shares were issued as payment for past
            due  interest  due  on  certain   notes   payable   accrued  in  the
            consolidated financial statements at $0.11 per share ($41,810)

      d. In April 2005, 50,000 Common Shares were issued as payment to an executive as a hiring bonus accrued in the consolidated financial statements at $0.11 per share ($5,500)

      e. In April 2005, 2,207,327 Common Shares were issued as payment to officers in full satisfaction of notes payable in the consolidated financial statements at $0.11 per share ($242,806)

   The issuance of common shares noted above (A-E) were in satisfaction of liabilities accrued by the Company as of December 31, 2004.

      f. In April 2005, 1,000,000 Common Shares were issued in payment for financing costs at $0.175 per share ($175,000)

      g. In June 2005, 11,000,000 Common Shares were issued to an executive in lieu of compensable salary for the 2005 year at $0.045 per share ($495,000)

      h. In July 2005, the Company approved at a special meeting of the Board of Directors the issuance of 2,500,000 shares of common stock at $0.08 per share under a Subscription Agreement (Regulation S Investment) whereby the Company received $200,000

6. In January 2005, the Company obtained funds under a note payable bearing interest at 8% per annum from a related entity. The note provides a line of credit totaling $500,000. On August 31, 2005, the Company has used approximately $229,000 for working capital. The note is uncollateralized and matures in January 2006.

7. In March 2005, the Company obtained $134,500 under a note payable bearing interest at 7% per annum from an related third party. The note is uncollateralized and matures in June 2005. The proceeds were utilized for working capital.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                HOMELAND SECURITY NETWORK, INC.
                                ---------------------------------------
                                (Registrant)


                                /s/ Charles Norman
                                ---------------------------------------
                                By: Charles Norman
                                Chief Executive Officer
                                Date:  August 30, 2005

                                ---------------------------------------


                                /s/ Peter Ubaldi
                                ---------------------------------------
                                By: Peter Ubaldi
                                Chief Financial Officer
                                Date:  August 30, 2005
                                ---------------------------------------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below:

                               /s/ Charles Norman
                               ---------------------------------------
                               By: Charles Norman
                               Director
                               Date: August 30, 2005
                               ---------------------------------------


                               /s/ Peter Ubaldi
                               ---------------------------------------
                               By: Peter Ubaldi
                               Director
                               Date: August 30, 2005
                               ---------------------------------------