Form 10QSB
period 2005-03-31
Homeland Security Network, Inc.
filed 2005-12-22
CIK 790066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                              --------------------

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2005

                                       or

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 000-15216

                              --------------------

                                     [LOGO]

                         Homeland Security Network, Inc.
               (Exact name of small business issuer as specified)

             Nevada                                               86-0892913
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 2500 Legacy Drive, Suite 226, Frisco TX 75034                       75034
   (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (214) 618-6400

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 148,200,444 shares of Common Stock, $.001 par value, as of December 19, 2005.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2005

INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION                                                 3

Item 1. Consolidated Financial Statements (Unaudited)                          3

        Consolidated Balance Sheets as of March 31, 2005 (unaudited)
          and December 31, 2004                                                3

        Consolidated Statements of Income (unaudited) for the
          three months ended March 31, 2005 and for the three
          months ended March 31, 2004                                          4

        Consolidated Statements of Cash Flows (unaudited) for the
          three months ended March 31, 2005 and for the three months
          ended March 31, 2004                                                 5

        Notes to Unaudited Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis                                  16

Item 3. Controls and Procedures                                               23

PART II - OTHER INFORMATION                                                   23

Item 1. Legal Proceedings                                                     23

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds            23

Item 6. Exhibits and Reports on Form 8-K                                      24

SIGNATURES                                                                    25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2005            2004
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS

Current Assets:
   Cash                                            $     17,431    $     21,339
   Merchandise Deposits                                 134,500            --
   Finance receivables, net of allowances of
     $254,894 and $322,213, respectively                 80,281         412,932
   Prepayments and other current assets                   6,213          11,846
                                                   ------------    ------------
     Total current assets                               238,425         446,117
                                                   ============    ============
Property, plant and equipment, net of accumulated
   depreciation of $34,406 and $427,772,
   respectively                                          23,333          21,439
Capitalized software, net of accumulated
   amortization of $1,350 and $0, respectively           52,650            --
Deferred financing costs, net of accumulated
   amortization of $58,333 and $0, respectively         116,667            --
Deferred charges and other assets:
   Security deposits                                     20,750          20,750
   Miscellaneous receivable                               9,359          24,185
                                                   ------------    ------------
 Total assets                                      $    461,184    $    512,491

LIABILITIES AND STOCKHOLDERS' DEFICIT

   Accounts payable and accrued expenses           $  1,051,960    $    861,894
   Notes payable to related parties                     974,753         657,438
   Amounts payable to credit unions                     211,721         547,144
   Line of credit                                       193,751         193,751
                                                   ------------    ------------
     Total current liabilities                        2,432,185       2,260,227
Commitments and contingencies
 Shareholders' deficit:
   Series A cumulative convertible preferred
     stock, $.001 par value, 10,000,000 shares
     authorized, 4,086,856 issued and outstanding         4,087           4,087
   Series B cumulative convertible preferred
     stock, no par value, 5% non-cumulative;
     liquidation preference of $14.64 per share;
     10,000,000 shares authorized, 1,621,642
     issued and outstanding                             352,643         352,643
   Common Stock, par value $.001; 400,000,000
     shares authorized, 121,993,026 and
     106,463,671 shares issued and outstanding          121,993         106,464
 Additional paid-in-capital                          17,028,557      14,491,850
 Accumulated deficit                                (19,078,541)    (16,303,040)
                                                   ------------    ------------
                                                     (1,571,261)     (1,347,996)
   Less treasury at cost, 1,817,000 shares             (399,740)       (399,740)
                                                   ------------    ------------
   Total Stockholders' deficit                       (1,971,001)     (1,747,736)
                                                   ------------    ------------

Total liabilities and stockholders' deficit        $    461,184    $    512,491
                                                   ============    ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                             March 31,
                                                            (Unaudited)
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
Revenues:
   Interest income                                 $     24,046    $    128,743
   Gain (Loss) on sale of loans                              --            (950)
   Direct mail                                               --          53,768
   Other Income                                           6,079          15,173
                                                   ------------    ------------
     Total Revenues                                      30,125         196,734
                                                   ============    ============
Expenses:
   Interest expense                                      24,011         133,720
   Deferred financing costs                              58,333          71,807
   Compensation and benefits                            123,082         532,035
   Office occupancy and equipment                        42,873         152,808
   Professional fees                                     30,000          60,559
   Loan servicing                                         4,446          40,392
   Depreciation and amortization                          2,598          82,586
   Provision for loan loss                              (47,330)         27,357
   Marketing expense                                     18,932              --
   Other operating expense                               12,997         136,052
                                                   ------------    ------------
     Total expenses                                     269,942       1,237,316
                                                   ------------    ------------
Loss from Operations                               $   (239,817)   $ (1,040,582)
                                                   ============    ============
Other income (deductions):
   Interest Expense from beneficial conversion
   (See Note 12)                                     (2,535,679)             --
                                                   ------------    ------------
     Total other deductions                          (2,535,679)             --
                                                   ------------    ------------
Net loss                                           $ (2,775,496)   $ (1,040,582)
                                                   ============    ============
Net loss per share, basic and diluted              $      (0.02)   $      (0.01)
                                                   ============    ============
Weighted average shares outstanding, basic and
   diluted                                          112,024,402     106,463,671
                                                   ============    ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                               March 31,
                                                              (Unaudited)
                                                      ----------------------------
                                                          2005            2004
                                                      ------------    ------------
Cash flows from operating activities:
   Net loss                                           $ (2,775,496)   $ (1,040,575)
                                                      ------------    ------------
Adjustments to reconcile net loss from continuing
   operations to net cash used in operating
   activities:
   (Gain)/Loss on sale of loans                                 --             950
   Depreciation and amortization                             2,598          82,586
   Amortization of deferred financing costs                 58,333          78,802
   Provision for loan loss                                 (67,319)        179,875
   Interest Expense relating to Beneficial
     Conversion Feature                                  2,535,679              --
   Deferred financing costs                               (175,000)        (46,117)
Changes in:
   Other current assets                                      5,633         (13,024)
   Other assets                                             14,826         (25,655)
   Merchandise deposits                                   (134,500)             --
   Accounts payable and other accrued expenses             205,068         214,436
   Consumer loans originated                                    --        (738,501)
   Principal payments collected on consumer loans           60,597         253,332
   Payments to credit unions                              (335,423)       (248,481)
   Finance receivable/non-cash                             339,373          66,326
                                                      ------------    ------------
Net cash used in operating activities                     (265,631)     (1,236,046)
Cash flows from investing activities:
   Capitalized software costs                              (54,000)             --
   Purchases of property and equipment                      (3,142)             --
   Sale of fixed assets                                         --          15,878
                                                      ------------    ------------
Net cash provided by (used in) investing activities        (57,142)         15,878
Cash flows from financing activities:
   Borrowings (repayment) under line of credit                  --         651,086
   Advances from affiliated entities                            --          11,644
   Principal payments of long-term debt                         --          (9,104)
   Borrowings from notes payable to related parties        318,865              --
                                                      ------------    ------------
Net cash provided by financing activities                  318,865         653,626
                                                      ------------    ------------
Net decrease in cash                                        (3,908)       (566,542)
                                                      ------------    ------------
Cash beginning of quarter                                   21,339         995,773
                                                      ------------    ------------
Cash end of quarter                                   $     17,431    $    429,231
                                                      ============    ============
Supplemental disclosure of cash flow information:
   Cash paid for interest                             $      7,281    $     55,839

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information of (i) for the three months ended March 31, 2005; and (ii) for the three months ended March 31, 2004.

Homeland Security Network, Inc., or "HSNI", or "the Company", without audit, has prepared the accompanying interim consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulation of the Securities and Exchange Commission for quarterly reports on Form 10-QSB. The consolidated financial statements include the Company's accounts and those of its subsidiaries. All material inter-company balances have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of HSNI's management, the consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended March 31, 2005 are not necessarily indicative of operating results expected for the full year or future interim periods.

Note 2. Segment Reporting

The Company has two reportable business segments. The Company considers reportable segments as business units that offer different products and are managed separately. The operating results of each segment are regularly reviewed and evaluated by senior management. The measure of segment profit or loss includes all revenues and expenses, and allocates certain corporate office expense to certain segments based on resources allocated. The accounting policies of the reportable segments are the same as those described in the summary of Significant Accounting Policies (Note 3).

      A.    Automobile Finance Receivable Segment

            Until the third quarter of 2004, the Company provided financial products and related services to the new and pre-owned automotive finance industry. The Company primarily purchased and subsequently sold automobile finance receivables collateralized by new and pre-owned automobiles. The receivables were predominately purchased from automobile retailers nationwide and sold to banks and credit unions. The Company also provided collection and servicing activities on a fee basis for finance receivables. In August 2004, the Company began to develop plans to "run-off" its operations in this industry by not accepting new business and terminating its business relationships. Its new focus is to transition into a new market with new products. See "Item 2. Management's Discussion and Analysis or Plan of Operations".

      B.    GPS Tracking Device Segment

            The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the change in its formal business model discussed herein. The Company intends `Homeland Security Network, Inc.' to be recognized as a provider of technology products and services for tracking and recovering valuable mobile assets. The Company anticipates its new course of business will capitalize on rapidly emerging, largely under-served, GPS tracking markets. HSNI plans to serve the concerns and requirements of the individual consumer, corporations and the security operations of government.

The following tables present information about the Company's operating segments for the three months ended March 31, 2005 and 2004.

      Business Segment Net Sales Revenue

                                                 March 31,      March 31,
                                                   2005           2004
                                                (Unaudited)    (Unaudited)
                                               ------------   ------------
      GPS Tracking Devices                     $         --   $         --
      Automobile Finance
         Receivables                                 30,125        196,734
                                               ------------   ------------
            Total                              $     30,125   $    196,734
                                               ============   ============

      Business Segment Profit/(Loss)

                                                 March 31,      March 31,
                                                   2005           2004
                                                (Unaudited)    (Unaudited)
                                               ------------   ------------
      GPS Tracking Devices                     $   (222,179)  $         --
      Automobile Finance
         Receivables                                (17,636)    (1,040,582)
                                               ------------   ------------
            Total                              $   (239,815)  $ (1,040,582)
                                               ============   ============

      Business Segment Assets

                                                 March 31,     December 31,
                                                   2005           2004
                                                (Unaudited)    (Unaudited)
                                               ------------   ------------
      GPS Tracking Devices                     $    322,298   $         --
      Automobile Finance
         Receivables                                138,886        512,491
                                               ------------   ------------
            Total                              $    461,184   $    512,491
                                               ============   ============

Note 3. Significant Accounting Policies

Use of Estimates

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These accounting principles require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. When sources of information regarding the carrying values of assets, liabilities and reported amounts of revenue and expenses are not readily apparent, HSNI bases its estimates on historical experience and on various other assumptions that HSNI's management believes to be reasonable for making judgments. HSNI evaluates all of its estimates on an on-going basis and may consult outside experts to assist in HSNI's evaluations. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

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

Goodwill and Intangible Assets

Goodwill and intangible assets are accounted for in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable, or at least annually at December 31 of each year. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company's tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. In the event that the Company determines that the value of goodwill or other intangible assets have become impaired, the Company will incur a charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Capitalized software is amortized on a straight-line basis over an estimated useful life of 5 years. Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years.

Deferred financing costs

The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments.

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

Note 4. Recently issued Accounting Pronouncements

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

The FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company believes that it is already in compliance with the statement and does not expect any impact on financial position or results of operations when adopted.

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

The FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). Previously, APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if the need for such a change arises after the effective date of January 1, 2006. Adoption is not expected to have a material effect on the Company's financial position or results of operations.

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

Note 5. Going Concern Uncertainty

The Company has incurred net losses in the three months ended March 31, 2005 and 2004 and has had working capital deficiency both quarters.

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

                                                   Three Months Ended
                                                        March 31,
                                                       (Unaudited)
                                               ---------------------------
                                                   2005           2004
                                               ------------   ------------

      Loss from
      operations                               $   (239,817)  $ (1,040,582)
      Other income
         (deductions)                            (2,535,679)            --
                                               ------------   ------------
         Net loss                              $ (2,775,496)  $ (1,040,582)
                                               ============   ============

Note 6. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock , which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the three months ended March 31, 2005 and 2004. See Note 17 for common stock transactions subsequent to March 31, 2005.

                                                   Three Months Ended
                                                         March 31,
                                                       (Unaudited)
                                               ---------------------------
                                                   2005           2004
                                               ------------   ------------
      Net loss per share,
         basic and diluted                            (0.02)         (0.01)
      Weighted average
         shares outstanding,
         basic and diluted                      112,024,402    106,463,671

Note 7. Finance Receivables

Finance receivables are comprised of the following at March 31, 2005 and December 31, 2004:

                                                 March 31,
                                                   2005       December 31,
                                                (Unaudited)      2004
                                               ------------   ------------
      Finance receivables                      $    335,175   $    735,145
      Allowance for credit
         losses                                    (254,894)      (322,213)
                                               ------------   ------------
      Finance receivables net                  $     80,281   $    412,932
                                               ============   ============

Note 8. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at March 31, 2005 and December 31, 2004:

                                                 March 31,
                                                   2005       December 31,
      Description:                              (Unaudited)      2004
                                               ------------   ------------
      Furniture and office
         equipment                             $     55,554   $    356,933
      Software                                        2,185         92,278
                                               ------------   ------------
                                                     57,739        449,211
      Less accumulated
         depreciation                               (34,406)      (427,772)
                                               ------------   ------------
      Property and
         equipment, net                        $     23,333   $     21,439
                                               ============   ============

Note 9. Intangible Assets

Intangible assets consist of the following the three months ended March 31, 2005 and December 31, 2004. The Company determined that there is no impairment of these assets.

                                                 March 31,
                                                   2005       December 31,
                                                (Unaudited)      2004
                                               ------------   ------------
      Software development
         costs                                 $     54,000   $         --
      Less accumulated
         amortization                                (1,350)            --
                                               ------------   ------------
      Intangible assets, net                   $     52,650   $         --
                                               ============   ============

Note 10. Stock Plans

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of March 31, 2005, 1,990,289 shares had been issued under the Plan, 9,711 shares were available for future issuance.

In January 2005, HSN issued 100,000 shares of common stock with a par value of $.001. They were issued to an executive as a hiring bonus and are reflected in operating expenses of the consolidated financial statements at $0.15 per share ($15,000) for period ending March 31, 2005. No options were granted and no warrants were authorized during 2004.

HSNI has followed the recognition provisions of SFAS No. 123-- "Accounting for Stock-Based Compensation" since January 1, 2000. Under SFAS No. 123, the fair value of an option on the date of the grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 " Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans" . The recognition provisions of SFAS No. 123 are applied prospectively to all stock awards granted subsequent to January 1, 2000 and to prior awards accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25-- "Accounting for Stock Issued to Employees" that were significantly modified after adoption.

Note 11. Notes Payable

                                                 March 31,    December 31,
                                                   2005           2004
                                               ------------   ------------
      Note payable to a related entity,
      bearing interest at 12% per annum
      and collateralized by a beneficial
      conversion feature, was due in
      October 2004                             $     59,988   $     61,538

      *Two notes payable, presently in
      default, to a former director of the
      Company. One bears interest at 12% and
      the other at 18% per annum. The notes
      were due in October 2004 and June 2005.       286,874        286,874

      *Note payable, unsecured, to an
      Executive, bears interest at 6% per
      annum and is due on July 2, 2005              106,667        106,667

      *Note payable, unsecured, to an
      Executive, bears interest at 6% per
      annum and is due on July 2, 2005              202,359        202,359

      In 2005, the Company obtained funds
      under a financing arrangement bearing
      interest at 8% per annum from a related
      third party. The note provides a line
      of credit totaling $500,000. On
      November 2, 2005, the Company has
      used approximately $229,000 for
      working capital. The note is
      uncollateralized and matures in
      January 2006                                  184,365             --

      In March 2005, the Company obtained
      $134,500 under a financing arrangement
      bearing interest at 7% per annum from
      a related third party. The note is
      uncollateralized and matured in June
      2005. The proceeds were utilized for
      working capital. The Company is
      currently negotiating an extension
      of terms                                      134,500             --
                                               ------------   ------------

      *See Note 17 relating to subsequent
      events relating to these notes           $    974,753   $    657,438
                                               ============   ============

Note 12. Beneficial Conversion Transaction

In March 2001, the Company issued a note payable with a limited conversion feature in the principal sum of $125,000, bearing interest at 12% per annum, to a related party. In December 2004, the related party endorsed and assigned all rights, title and interest in the remaining obligation of this note payable to another entity. At such time, the outstanding principal balance was $61,538.

In December 2004, subsequent to the assumption of this note payable by Securities Acquisition New York, LLC ("SANY"), the Board of Directors of the Company resolved to both convert this note payable and consent to an amended conversion calculation at a rate permitting 10,000 shares of common stock to be issued in exchange for each $1.00 of reduction in the outstanding principal of this note payable.

Based on the aforementioned amendment to the conversion calculation rate, the Company performed two conversions, which were elected by the entity holding the note payable: January 2005, the Company issued 3,429,355 shares valued at $0.11 per share at $377,229; and in March 2005, the Company issued 12,000,000 shares valued at $0.18 per share at $2,160,000, totaling $2,537,229 resulting in a charge in the statement of operations. See the Company's annual report on Form 10-KSB for the year ended December 31, 2004, Item 11, Security Ownership of Certain Beneficial Owners and Management. The applied conversion rate was miscalculated and unintended by the Board of Directors.

In August 2005, as a result of a termination and settlement agreement of the assignment and assumption of the note payable by and between the related party and SANY, the Company was relieved of additional debt requiring no further issuances of shares of common stock. And as such, the conversion calculation was corrected and amended to 1,000 shares of common stock having been issued in exchange for each $1.00 deducted from the outstanding principal of this note payable.

Further, under the terms of the termination and settlement agreement no party has any future right nor does the Company have any future obligation to convert or issue shares of common stock in exchange for debt relief related to this note payable.

Note 13. Credit Union Participations

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

The Company also provided, on a fee basis, collection and servicing of automobile finance receivables sold to credit unions by the Company as a non-guaranteed participation transaction. At March 31, 2005, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately $103,998.

Note 14. Related Party Transactions

The Company leases its principal executive office in Frisco, Texas from a related party on a month to month basis, which commenced in September 2004. Effective January 2006, the annual rent will increase to approximately $86,000 per year ($46,000 presently). The Company is responsible for its proportionate share of operating expenses of the premises. The Company's prior lease for its offices required monthly rents of approximately $15,400. For other related party transactions see Notes 10, 11, 12, 16 and 17.

Note 15. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. The outstanding balance totaling $193,751 at March 31, 2005 is in default. The line of credit is collateralized by automobile finance installment contracts approximating $167,500. However, the Company is presently negotiating revised payment terms with the lender.

Note 16. Commitments and Contingencies

In November 2004, the Company entered into a consulting agreement with Securities Acquisition New York, LLC pursuant to the Company's plan to re-capitalize the business. The consulting agreement provided for various services, which included certain merger consulting services and capital sourcing activities and related services.

The Company only partially implemented the services provided by the consulting agreement through March 2005, and since then effectively abandoned the core strategy encompassed in the agreement. The management of Securities Acquisition New York, LLC postulates that certain compensation (termination of services fee) is due and relates to services partially rendered in 2004 and 2005. Presently, the Company has not agreed to nor has it made any provisions for any additional compensation. The Company and Securities Acquisition New York, LLC are discussing a resolution of the matter

Note 17. Subsequent Events

      1. Trading in the Company's securities was suspended from April 5, 2005 through April 18, 2005 by the Securities and Exchange Commission because the Company is delinquent in its periodic filing obligations under Section 13(a) of the Exchange Act of 1934 and because of possible manipulative conduct occurring in the market for the Company's stock. Trading resumed after the suspension period.

      2. In April 2005, HSNI completed negotiations and entered into a Licensing and Exclusive Distribution Agreement and a Sales Purchase Agreement (collectively "Agreements") with Advantra International NV, a major international electronic developer and manufacturer, to produce and supply certain hardware devices that will be integrated in the Company's products when fully developed. Under the terms of the Agreements, the Company has certain rights to distribute, develop, market, and sell select hardware devices.

      3. Subsequent to March 31, 2005, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

            a. In April 2005, 2,070,000 Common Shares were issued to executives and other employees in payment of performance bonuses accrued in the consolidated financial statements; 70,000 shares at $0.11 and 2,000,000 shares at $0.02 (totaling $47,000)

            b. In April 2005, 380,091 Common Shares were issued as payment for past due interest due on certain notes payable accrued in the consolidated financial statements at $0.11 per share ($41,810)

            c. In April 2005, 50,000 Common Shares were issued as payment to an executive as a hiring bonus accrued in the consolidated financial statements at $0.11 per share ($5,500)

            d. In April 2005, 2,207,327 Common Shares were issued as payment to officers in full satisfaction of notes payable in the consolidated financial statements at $0.11 per share ($242,806)

The issuances of common shares noted above (a-d) were in satisfaction of liabilities accrued by the Company as of December 31, 2004.

            e. In April 2005, 1,000,000 Common Shares were issued in payment for financing costs at $0.175 per share ($175,000)

            f. In June 2005, 11,000,000 Common Shares were issued to an executive in lieu of compensable salary for the 2005 year at $0.045 per share ($495,000) g. In July 2005, the Company approved at a special meeting of the Board of Directors the issuance of 2,500,000 shares of common stock at $0.08 per share under a Subscription Agreement (Regulation S Investment) whereby the Company received $200,000

            h. In September 2005, the Company issued 7,000,000 shares of common stock at $0.07 per share ($490,000) for the purchase of certain software, firmware and product enhancements.

            4. In October 2005, Friedman LLP, Homeland Security Network, Inc.'s independent registered public accounting firm, notified the Company's Board of Directors that it has declined to stand for re-election. The Company's Board of Directors approved the change of its independent registered public accounting firm. The change was not related to any matter concerning the Company, including its selection or application of accounting policies or judgments, the scope of audit, internal controls or integrity of management.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion of the Company's financial condition, changes in financial conditions and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes for the period ended March 31,2005 contained in this Form 10-QSB, and with the audited consolidated financial statements and notes as well as other items thereto included in our annual report on Form 10-KSB for the year ended December 31, 2004. This report, annual reports on Form 10-KSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC's website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on HSNI's website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material HSNI files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-QSB for the period ended March 31,2005 should be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect the current views of HSNI with respect to current events and financial performance. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should," and "continue" or similar words. These forward-looking statements may also use different phrases. From time to time, HSNI also provides forward-looking statements in other materials HSNI releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in HSNI's annual report on Form 10-KSB and current reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to HSNI's operations and the business environment in which HSNI operates, which may cause its actual results to be materially different from any future results, express or implied, by such forward-looking statements. Statements in this quarterly report and the exhibits to this report should be evaluated in light of these important risks, uncertainties and factors. HSNI is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events. Risks, uncertainties and factors that could cause HSNI's actual results to differ materially from forward-looking statements include, but are not limited to, the following:

      o The ability to maintain adequate liquidity and produce sufficient cash flow to meet HSNI's capital expenditure requirements;

      o The ability to attract and retain qualified management and other personnel;

      o     The number of potential customers in a target market;

      o     Changes in the competitive environment in which HSNI operates;

      o     Changes in government and regulatory policies;

      o Uncertainty relating to economic conditions generally and in particular affecting the markets in which HSNI operates;

      o Pricing and availability of equipment, materials, inventory and programming;

      o The ability to complete acquisitions or divestitures and to integrate any business or operation acquired;

      o The ability to enter into strategic alliances or other business relationships;

      o     The ability to overcome significant operating losses;

      o     The ability to reduce costs;

      o The ability to develop HSNI's products and services and to penetrate existing and new markets;

      o     Technological developments and changes in the industry; and

      o The risks discussed in Item 1 "Description of Business -Risk Factors" in HSNI'S Annual Report on Form 10-KSB for the year ended December 31, 2004.

The Company

Homeland Security Network, Inc., formerly known as AutoCorp Equities, Inc., (collectively, with its subsidiaries, "HSNI" or the "Company") is a Nevada corporation formed in 1993. From 1998 until the third quarter of 2004, the Company provided financial products and related services to the new and pre-owned automotive finance industry. The Company primarily purchased and subsequently sold automobile finance receivables collateralized by new and pre-owned automobiles. The receivables were predominately purchased from automobile retailers nationwide and sold to banks and credit unions.

2003 Merger

On June 30, 2003, HSNI (when operating as AutoCorp Equities, Inc.) issued 100,000,000 shares of its Common Stock and 4,086,586 shares of its Series A convertible stock to Pacific Holdings Group, Inc., the parent company of Pacific Auto Group, Inc., resulting in Pacific Holdings Group owning approximately 94.0% of the outstanding HSNI shares. The form of the transaction was a reverse triangular merger, whereby a newly formed, wholly owned acquisition subsidiary of HSNI merged with and into Pacific Auto Group, with Pacific Auto Group being the surviving corporation in the merger. Pacific Holdings Group was 100% owned by Pacific USA Holdings Group, Inc., which was the primary domestic parent company of the entire group, owning all of the outstanding stock of Pacific Holdings Group. The ultimate parent company was Pacific Electric Wire & Cable Co. in Taiwan. On December 2, 2002, Pacific USA Holdings Group filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. On November 24, 2004, the Debtors' joint plan of reorganization became effective and the Debtors emerged from Chapter 11 of the Bankruptcy Code. Neither Pacific Holdings Group nor Pacific Auto Group was party to the petition under Chapter 11 of the Bankruptcy Code.

2004 Stock Acquisition by AutoCorp Acquisition Partners

In August 2004, Pacific Holdings Group, the then controlling shareholder of the Company, and one of its affiliates, Pacific Financial Group collectively sold their stock to a partnership, AutoCorp Acquisition Partners formed by the then President (and CEO) and Executive Vice President of the Company.

AutoCorp Acquisition Partners designated two persons who were elected to the Board of Directors. The designees became a majority of the board after the tenth day subsequent to the mailing and filing of the Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated there under. The designees are now the beneficial owners of the majority of the Company's stock and constitute 100% of the Company's Board of Directors.

Plan of Operation

In August 2004, the Company began developing plans to "run-off" its operations in the new and pre-owned automotive finance industry by not accepting new business and terminating its business relationships. Its new focus is to transition into several new markets with new products.

In January 2005, the Company amended its Articles of Incorporation to increase the authorized shares of common stock to 400,000,000 shares.

The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business, which the Company is currently transitioning into. The Company intends `Homeland Security Network, Inc.' to be recognized as a provider of technology products and services for tracking and recovering valuable mobile assets. The Company anticipates its new course of business will capitalize on rapidly emerging, largely under-served, GPS tracking markets. HSNI plans to serve the concerns and requirements of the individual consumer, corporations and the security operations of government. These markets could have a potential demand in excess of 100 million units in the United States, Canada and Mexico over the next decade.

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

The Company expects to impact the GPS tracking industry with state-of-the-art software (contingent on the Rodwell Software Systems, Inc. acquisition noted below), as with its ability to provide low cost tracking hardware, and its ability to offer a cost-effective data transmission fee. The Company's GPS products will then incorporate reliable map tracking and trailing, geo-fencing alerts for designated parameter infringements, and the ability to control vehicle functions with voice commands from its customer's web-enabled mobile phones or personal computers, via the company's internet website system software.

The Company entered into a letter of intent dated as of January 2005 with Rodwell Software Systems, Inc. regarding the Company's acquisition of all of the issued and outstanding capital stock of Rodwell Software Systems subject to certain adjustments at the closing of the acquisition plus assumption of certain transaction and related costs and expenses. The letter of intent is subject to various conditions and approvals and contemplates that the acquisition would be effected through the merger of Rodwell Software Systems with and into the Company, with the Company as the surviving corporation. The Company's intention to acquire Rodwell Software Systems is to significantly increase its software/firmware development capabilities, which combines GPS tracking with a web interface in one simple device working in tandem with a cell phone, PDA or computer. The acquisition was not consummated by mutual agreement. In September 2005, the Company issued 7,000,000 shares of common stock to Rodwell Software Systems solely for the purchase of certain software, firmware and product enhancements developed by Rodwell Software Systems. The Company will provide approximately 4,000,000 shares of common stock and an intermittent royalty as additional compensation to Rodwell Software Systems subject to certain milestones.

HSNI's plan further incorporates engaging and developing strategic alliances with third party sale and installation entities and distributors that have a distinct sales and marketing presence in the automobile retail industry, and the commercial and government sectors. The Company expects these types of engagements to be particularly beneficial and anticipates the results of such alliances to create name recognition for the Company.

The Company entered into a second letter of intent in January 2005 with ComTrak Solutions, Inc. regarding the Company's acquisition of all of the issued and outstanding capital stock of ComTrak Solutions subject to certain adjustments at the closing of the acquisition plus assumption of certain transaction and related costs and expenses. The letter of intent was subject to various conditions and approvals and contemplated that the acquisition would be effected through the merger of ComTrak Solutions with and into the Company, with the Company as the surviving corporation. The Company's intention to acquire was to increase its sales and marketing capabilities. The acquisition will not be consummated and no further overtures will be made. The Company's letter of intent to acquire ComTrak Solutions has been withdrawn. The Company believes that the withdrawal will not have a material affect and as such has actively engaged other more favorable and significant entities regarding sales and marketing initiatives.

Additionally, the Company is in the process of developing a business model, in which it plans to incorporate the re-introduction of its automated, web-based, installment loan application processing system that enables automobile dealers to underwrite motor vehicle retail installment sale contracts. This system, which was utilized in the Company's past business, is structured as an application service provider and has the capability of providing for the automobile retailer continually without being affected by conflicting hours of operation. This system will provide the independent dealer and financial institutions with system capabilities comparable to those of new car franchises and technologically progressive lenders. The system has been developed to provide the automobile retailer and financial institutions with a full range of web delivered services and products, which would include internet vehicle auctions, vehicle flooring, internet banking, management systems (accounting, reporting, inventory, cash management, payroll, etc), advertising programs, websites, insurance and retail insurance products. This system is proprietary to the Company. The Company has not yet ascertained the capital requirements necessary for the implementation of this part of the plan.

Although substantially leveraged, in order to meet the ongoing working capital requirements of the Company, additional indebtedness may have to be incurred, perhaps resulting in a more highly leveraged capital structure. A highly leveraged capital structure could have adverse consequences, including:

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

Ultimately, the Company expects to generate significant and sustaining revenues derived primarily from the sale and installation of its GPS products and components to domestic and international licensees, the receipt of license fees and royalties. Additionally, the Company expects to generate revenues relating to the sale of service contracts, which terms of service is anticipated to range from 12 to 36 months and are payable in full upon activation of the related tracking unit and subsequently the renewal of a previous service contract.

Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of products. The Company's product development effort has thus far been outsourced to third parties. Because the rate of achievement is unpredictable, product development expenses may vary significantly from period to period. Such variability can have a significant impact on the Company's income from operations and cash flows.

Management's Discussion and Analysis of Financial Condition and Results
Operations

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The funding would alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. Management is also seeking to renegotiate certain present liabilities in order to alleviate the working capital deficiency.

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

Revenues: For the three months ended March 31, 2005 and 2004 revenues decreased by 15%, or $166,609 as compared to the same period a year ago, primarily due to:

      o A decrease in revenue of $104,697, or 19%, primarily resulting from a reduction of interest income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools;

      o A decrease of $9,094, or 40% in other loan fees is the result of terminations of the servicing of loan pools with various credit unions;

      o A decrease of $53,768, or 100%, in direct mail revenue as these services were phased out by March 31, 2004; and

      o Limiting the Company's ability to realize some or all of the benefits of significant business opportunities.

Operating Expenses: The loss from operations for the three months ended March 31, 2005 and 2004 was $239,817 compared to $1,040,575 respectively. The Company's loss from operations decreased by $800,758 and is predominantly due to:

      o Compensation and benefits expenses decreased by $408,953, or 23%, as compared to the same period a year earlier primarily due to staff reductions as a result of selling a large portion of the Company's finance receivable portfolio and elimination of the sales staff;

      o Professional fees expense decreased by $30,559, or 50%, as compared to the same period a year earlier. This was primarily due to decreased legal expenses associated with the reduced loan pools and the decrease in costs related to state licensing and servicing of the finance receivables;

      o Provision for loan losses decreased by $74,687, or (173%), as compared to the same period a year earlier due to the loan loss reserve requirement calculated on a minimal loan pool for the three months ended March 31, 2005;

      o Interest expense and deferred financing costs decreased by $123,183, or approximately 17% and 81%, respectively, as compared to the same period a year earlier due to a decrease in interest expense of $109,709 and a decrease in amortized financing costs of $13,474. The overall decrease was due to the reduction of amounts payable related to the Company's credit facility and amounts payable related to credit union participation transactions;

      o Loan servicing expense decreased by $35,946 or 11%, as compared to the same period a year earlier as a direct result of the Company's sale of a significant portion of the finance receivables portfolio and its termination of the servicing of loan pools with various credit unions;

      o Other operating expense decreased by $123,055, or 10%, as compared to the same period a year earlier due to a significant reduction in travel, data processing, and direct mail expenses. These decreases in other operating expenses are primarily a result of the reduction of staff and lower costs to service the remaining finance receivable automobile portfolios. The Company also closed its office locations in California, which reduced operating costs significantly;

      o Office, occupancy and equipment costs decreased by $109,935, or 28%, as compared to the same period a year earlier due to a decrease in rent and associated rent expense as a result of closing office locations in California;

      o Marketing expense increased by $18,932, or 100%, as compared to the same period a year earlier due to advertising expense associated with marketing GPS products;

      o Depreciation and amortization decreased by $79,988, or 3%, as compared to the same period a year earlier due to specific assets being fully depreciated by year ending 2004; and

      o The Company incurred $2,535,679 of interest expense in the quarter ended March 31, 2005 pursuant to an assignment and assumption agreement on a note obligation to which the Company converted principal payments into common stock. In January 2005, the Company issued 3,429,355 shares at $0.11 per share valued at $377,229. In March 2005, the Company issued 12,000,000 shares at $0.18 per share valued at $2,160,000, totaling $2,537,229 resulting in a charge in the statement of operations. See Note 12.

Liquidity: Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $239,817, and net losses of $2,775,496 for the three months ended March 31, 2005. The increase of $2,535,679 in other income (deductions) was attributable to the interest expense recognized resulting from the beneficial conversion feature transaction recorded in the three months ended March 31, 2005. See Note 12. In 2005, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from: issuances of additional common stock; notes payable; proceeds from the sales of auto finance receivables; interest income and service fees related to auto finance receivables and from the sale of tracking devices.

      o In January 2005, the Company obtained funds after issuing a note payable bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. On August 31, 2005, the Company has utilized approximately $229,000 for working capital. The note is uncollateralized and matures in January 2006;

      o In March 2005, the Company obtained funds of $134,500 under a note payable bearing interest at 7% per annum from a related third party. The note is uncollateralized and matured in June 2005. The proceeds were utilized for working capital. The Company is presently in negotiations to extend maturity date of the note;

      o In August 2005, the Company issued 2,500,000 shares of Common Stock at $0.08 per share under a subscription agreement (Regulation S Investment) whereby the Company received $200,000. The proceeds were utilized for working capital;

      o The Company's debt to certain executives at December 31, 2004 was $309,026, which represented unpaid compensation for fiscal years 2003 and 2004. The Board of Directors approved these amounts to be converted to notes payable. The interest rate was 6% and maturity date was July 2, 2005. On April 5, 2005, 2,207,327 shares of Common Stock were issued to its executives in full satisfaction of the notes;

      o The Company's debt to a former director consisted of two obligations in default at December 31, 2004 totaling $286,874. The obligations matured in October 2004 and June 2005 with interest rates at 12% and 18%. The Company and its former director are presently in negotiations to extend the terms of the obligation; and

      o In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. The balance of the credit line was $193,751 at March 31, 2005. The Company is presently negotiating revised payment terms with the lender.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

                                                  Three Months Ended
                                                       March 31,
                                                      (Unaudited)
                                               ---------------------------
                                                   2005           2004
                                               ------------   ------------
      Cash provided by (used in):
         Operating activities                  $   (265,631)  $ (1,236,046)
         Investing activities                       (57,142)        15,878
         Financing activities                       318,865   $    653,626
                                               ------------   ------------
           Decrease in cash                    $     (3,908)  $   (566,542)
                                               ============   ============

The Company provided collection and servicing activities on a fee basis for finance receivables sold to credit unions on a non-guaranteed basis in addition to providing such services to credit unions for financing receivables not purchased from the Company. At March 31, 2005, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately $103,998.

Net cash used in operating activities for the three months ended March 31, 2005 decreased to $265,631 from cash provided used in operations of $1,236,046 for the three months ended March 31, 2004. The decrease is comprised of the following:

      o Deferred financing costs increased by $128,883 due to costs incurred for funds received under a note payable;

      o Principal payments collected on finance receivables decreased by $192,735 due to the reduction of the automobile installment loan portfolio from sales to financial institutions;

      o Consumer loan originations decreased by $738,501 due to the termination of point-of-sale acquisitions;

      o The provision for loan losses decreased by $247,194 due to loan pool sales reducing the need for a large loan loss provision;

      o Merchandise deposits increased by $134,500 due to cash deposits provided to manufacturer for purchasing tracking devises; and

      o Depreciation and amortization expense decreased by $79,988 due to impairment write-off of intangible assets in December 2004.

Net cash provided by financing activities was $318,865 for the three months ended March 31, 2005 compared to cash provided by financing activities of $653,626 for the three months ended March 31, 2004. The Company remitted principal payments totaling $651,086 to financial institutions for the three months ended March 31, 2004 whereas for the three months ended March 31, 2005 there were no principal payments remitted. Additionally, $318,865 received from notes payable financed the Company's working capital needs.

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

Deferred Tax Valuation

The Company continues to incur tax net operating losses, which are available to carry forward and offset future taxable income. These net operating losses were generated, principally as a result of losses resulting from the operations of the Company. A deferred tax asset results from the benefit of utilizing these net operating loss carry-forwards in future years.

Due to the current uncertainty of realizing the benefits of the tax NOL carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company's ability to generate taxable income during future periods, which is not assured.

Quantitative and Qualitative Disclosures About Market Risk

There has been no material change to the information from what was disclosed in our annual report on Form 10-KSB for the year ended December 31, 2004. Refer to our December 31, 2004 annual report on Form 10-KSB for information regarding quantitative and qualitative disclosures about market risk.

Item 3. Controls and Procedures

HSNI's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures"(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have identified the following material weaknesses:

      1. Less than adequate staff to prepare financial footnotes in accordance with generally accepted accounting principles;

      2. Lack of certain internal controls over period-end reporting related to the identification of significant transactions; primarily equity transactions, and accounting for them in the proper periods; and

      3. Lack of certain internal controls related to the identification of contractual transactions.

The Company is beginning to undertake a review of its disclosure, financial information and internal controls and procedures. The Company believes the appropriate direction to be undertaken is as follows:

      1. The Company will augment, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting;

      2. A process will be established whereby accounting and operational personnel and an executive management member will collectively determine the appropriate accounting and disclosure review of material agreements; and

      3. The Company will institute regular quarterly meetings to review each department's significant activities and respective disclosure controls and procedures.

The Chief Executive Officer and the Chief Financial Officer believe these actions will strengthen the internal controls of the Company and to have such in place by the end of the first quarter of 2006.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in a lawsuit for non-payment of a total purchase price paid for certain retail motor vehicle loan contracts. The Company has accrued approximately $116,000 for this potential liability. The Company has filed a counter claim for approximately $175,000. The Company expects this lawsuit to be settled in the near future.

The Company was a defendant in a lawsuit for breach of lease. An Abstract of Judgment was issued in favor of the plaintiff on September 14, 2005 totaling $38,000. In March 2005, a settlement had been agreed to under a promissory note totaling $28,000 of which approximately $14,000 has been paid.

The Company was a defendant in a lawsuit for non-payment of county property tax. A Final Judgment was ordered and decreed in favor of the plaintiff on September 29, 2005 totaling $19,794.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2005, the Company amended its Articles of Incorporation to increase the authorized shares of common stock to 400,000,000 shares.

For the three months ended March 31, 2005, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

      o In January 2005, 100,000 shares of common stock were issued to an executive as a hiring bonus accrued in the consolidated financial statements at $0.15 per share ($15,000)

      o Under rights obtained pursuant to an Assignment and Assumption Agreement entered into December 2004, the note holder of a $61,538 note elected to convert principal payments remitted into common stock. In January 2005, the Company issued 3,429,355 shares at $0.11 per share valued at $377,229. In March 2005, the Company issued 12,000,000 shares at $0.18 per share valued at $2,160,000, totaling $2,537,229 resulting in a charge in the statement of operations.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1 Amendments of Articles of Incorporation (incorporated by reference to Exhibit C of HSNI's February 7, DEF 14C)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        /s/ CHARLES NORMAN
                                        ----------------------------------
                                        Charles Norman
                                        Chief Executive Officer
                                        Date: December 19, 2005

                                        /s/ PETER UBALDI
                                        ----------------------------------
                                        Peter Ubaldi
                                        President and Chief Financial Officer
                                        Date: December 19, 2005