Form 10QSB
period 2005-06-30
Homeland Security Network, Inc.
filed 2005-12-30
CIK 790066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-15216

Homeland Security Network, Inc.
(Exact name of small business issuer as specified)

Nevada	86-0892913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Legacy Drive, Suite 226, Frisco TX 75034	75034
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 618-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 148,200,444 shares of Common Stock, $.001 par value, as of December 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED JUNE 30, 2005

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash	$15,351	$21,339
Accounts receivable	172,437
Finance receivables, net of allowances of $179,758 and $322,213, respectively	81,446	412,932
Prepayments and other current assets	11,091	11,846
Total current assets	280,325	446,117

Property, plant and equipment, net of accumulated depreciation of $35,828 and $427,772, respectively	21,910	21,439
Capitalized software, net of accumulated amortization of $1,350 and $0, respectively	163,650	—
Deferred charges and other assets:
Security deposits	10,448	20,750
Miscellaneous receivable	7,703	24,185
Total assets	$484,036	$512,491
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$1,133,281	$861,894
Notes payable to related parties	710,727	657,438
Amounts payable to credit unions	207,281	547,144
Line of credit	200,077	193,751
Total current liabilities	2,251,366	2,260,227
Commitments and contingencies
Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 10,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 138,700,544 and 106,463,671 shares issued and outstanding	138,701	106,464
Additional paid-in-capital	18,085,895	14,491,850
Accumulated deficit	(19,948,916)	(16,303,040)
	(1,367,590)	(1,347,996)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)

Total Stockholders’ deficit	(1,767,330)	(1,747,736)

Total liabilities and stockholders’ deficit	$484,036	$512,491

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30, (Unaudited)
Revenues:	2005	2004
Net Product Sales	$190,860	$—
Cost of goods sold	152,000	—
Gross Margin - Product Sales	38,860	—

Interest income - finance receivables	6,019	132,963
Gain (Loss) on sale of loans	6,054	(27,381)
Direct mail	—	—
Other Income	10,924	18,768
Other Income	22,997	124,350
Gross Margin	61,857	124,350
Expenses:
Interest expense	29,432	132,101
Deferred financing costs	116,667	87,779
Compensation and benefits	660,527	501,720
Office occupancy and equipment	26,009	194,802
Professional fees	106,930	11,554
Loan servicing	—	66,374
Depreciation and amortization	1,423	77,727
Provision for loan loss	(49,644)	142,186
Marketing expense	27,171	—
Other operating expense	13,718	(67,395)
Total expenses	932,233	1,146,848
Loss from Operations	$(870,376)	$(1,022,498)

Other income (deductions):	—	—
Total other deductions	—	—
Net loss	$(870,376)	$(1,022,498)
Net loss per share, basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding, basic and diluted	129,976,295	106,463,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30, (Unaudited)
	2005	2004
Revenues:
Net Product Sales	$190,860	$—
Cost of goods sold	152,000	—
Gross Margin - Product Sales	38,860	—

Interest income - finance receivables	30,065	261,706
Gain (Loss) on sale of loans	6,054	(28,331)
Direct mail	—	53,768
Other Income	17,003	33,940
Other Income	53,122	321,083
Gross Margin	91,982	321,083
Expenses:
Interest expense	53,443	266,571
Deferred financing costs	175,000	158,836
Compensation and benefits	783,609	1,033,755
Office occupancy and equipment	68,882	347,610
Professional fees	136,930	72,113
Loan servicing	5,540	106,766
Depreciation and amortization	4,021	160,313
Provision for loan loss	(96,974)	142,186
Marketing expense	46,103	—
Other operating expense	25,620	99,228
Total expenses	1,202,174	2,387,378
Loss from Operations	$(1,110,192)	$(2,066,295)
Other income (deductions):
Interest Expense from beneficial conversion (See Note 12)	(2,535,679)	—
Total other deductions	(2,535,679)	—
Net loss	$(3,645,871)	$(2,066,295)
Net loss per share, basic and diluted	$(0.03)	$(0.02)
Weighted average shares outstanding, basic and diluted	121,049,939	106,463,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, (Unaudited)
	2005	2004
Cash flows from operating activities:
Net loss	$(3,645,871)	$(2,066,292)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
(Gain)/Loss on sale of loans	(6,054)	28,331
Depreciation and amortization	4,021	160,313
Amortization of deferred financing costs	175,000	174,137
Provision for loan loss	(142,454)	381,541
Interest Expense relating to Beneficial Conversion Feature	2,535,679	—
Common stock issued for compensation and notes payable	1,074,046	—
Deferred financing costs	(175,000)	(71,117)
Changes in:
Accounts receivable	(172,437)	—
Other current assets	755	(16,374)
Other assets	26,783	14,606
Merchandise deposits	—	—
Accounts payable and other accrued expenses	286,391	568,453
Consumer loans originated	—	(1,535,949)
Principal payments collected on consumer loans	76,180	565,939
Payments to credit unions	(339,863)	(381,057)
Finance receivable/non-cash	402,494	(34,426)
Proceeds from loans sold	1,319
Net cash provided by (used in) operating activities	100,989	(2,211,895)
Cash flows from investing activities:
Capitalized software costs	(165,000)	—
Purchases of property and equipment	(3,142)	—
Sale of fixed assets	—	15,878
Net cash provided by (used in) investing activities	(168,142)	15,878
Cash flows from financing activities:
Borrowings (repayment) under line of credit	6,326	1,112,809
Advances from affiliated entities	—	439,236
Principal payments of long-term debt	—	(9,044)
Proceeds from notes payable	54,839	(4,571)
Proceeds from loans sold	—	133,685

Net cash provided by financing activities	61,165	1,672,115

Net decrease in cash	(5,988)	(523,902)
Cash beginning of quarter	21,339	995,773
Cash end of quarter	$15,351	$471,871
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,290	$58,168

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information of (i) for the six months ended June 30, 2005; and (ii) for the six months ended June 30, 2004.

Homeland Security Network, Inc., or “HSNI”, or “the Company”, without audit, has prepared the accompanying interim consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulation of the Securities and Exchange Commission for quarterly reports on Form 10-QSB. The consolidated financial statements include the Company’s accounts and those of its subsidiaries. All material inter-company balances have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of HSNI’s management, the consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended June 30, 2005 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

Until the third quarter of 2004, the Company provided financial products and related services to the new and pre-owned automotive finance industry. The Company primarily purchased and subsequently sold automobile finance receivables collateralized by new and pre-owned automobiles. The receivables were predominately purchased from automobile retailers nationwide and sold to banks and credit unions. The Company also provided collection and servicing activities on a fee basis for finance receivables. In August 2004, the Company began to develop plans to “run-off” its operations in this industry by not accepting new business and terminating its business relationships. Its new focus is to transition into a new market with new products. See “Item 2. Management’s Discussion and Analysis or Plan of Operations”.

B.	GPS Tracking Device Segment

The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the change in its formal business model discussed herein. The Company intends ‘Homeland Security Network, Inc.’ to be recognized as a provider of technology products and services for tracking and recovering valuable mobile assets. The Company anticipates its new course of business will capitalize on rapidly emerging, largely under-served, GPS tracking markets. HSNI plans to serve the concerns and requirements of the individual consumer, corporations and the security operations of government.

The following tables present information about the Company’s operating segments for the three months ended June 30, 2005 and 2004.

Business Segment Revenues

	June 30, 2005 (Unaudited)	June 30, 2004 (Unaudited)
GPS Tracking Devices	$38,860	$—
Automobile Finance Receivables	22,997	124,350
Total	$61,857	$124,350

Business Segment Profit/(Loss)

	June 30, 2005 (Unaudited)	June 30, 2004 (Unaudited)
GPS Tracking Devices	$(845,034)	$—
Automobile Finance Receivables	(25,342)	(1,022,498)
Total	$(870,376)	$(1,022,498)

Business Segment Assets

	June 30, 2005 (Unaudited)	December 31, 2004 (Unaudited)
GPS Tracking Devices	$356,476	$31,741
Automobile Finance Receivables	127,560	480,750
Total	$484,036	$512,491

The following tables present information about the Company’s operating segments for the six months ended June 30, 2005 and 2004.

Business Segment Revenues

	June 30, 2005 (Unaudited)	June 30, 2004 (Unaudited)
GPS Tracking Devices	$38,860	$—
Automobile Finance Receivables	53,122	321,083
Total	$91,982	$321,083

Business Segment Profit/(Loss)

	June 30, 2005 (Unaudited)	June 30, 2004 (Unaudited)
GPS Tracking Devices	$(1,067,213)	$—
Automobile Finance Receivables	(2,578,658)	(2,066,295)
Total	$(3,645,871)	$(2,066,295)

Note 3. Significant Accounting Policies

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. When sources of information regarding the carrying values of assets, liabilities and reported amounts of revenue and expenses are not readily apparent, HSNI bases its estimates on historical experience and on various other assumptions that HSNI’s management believes to be reasonable for making judgments. HSNI evaluates all of its estimates on an on-going basis and may consult outside experts to assist in HSNI’s evaluations. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

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

The Company recognizes revenue on sales from tracking devices when products are shipped and customers take ownership and assumes the risk of loss.

Accounts Receivable

Accounts receivable relating to the Company’s tracking device segment consist of payments due from wholesalers of the products. In the normal course of business, the Company monitors the financial condition of the Company’s customer base. As a newly segmented line of business, the Company does not believe that the Company has significant exposure to any individual customer.

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

Long-Lived Assets

HSNI accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group.

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

Note 4. Recently issued Accounting Pronouncements

The FASB issued Staff Position FIN46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), in March 2005. It addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. The Company does not expect any impact on its financial position or results of operations as a result of its adoption of FIN 46(R)-5 in the second quarter of 2005.

The FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company believes that it is already in compliance with the statement and does not expect any impact on financial position or results of operations when adopted.

The FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), in December 2004; it replaces SFAS 123, and supersedes APB 25. Under SFAS 123(R), companies would have been required to implement the standard as of the beginning of the first interim reporting period that begins after June 15, 2005. However, in April 2005, the SEC announced the adoption of an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R) that amends the compliance dates and allows companies to implement SFAS 123(R) beginning with the first annual reporting period beginning on or after June 15, 2005. The Company intends to adopt SFAS 123(R) in its fiscal year beginning January 1, 2006.

The Company currently uses the intrinsic value method to value stock options, and accordingly, no compensation expense has been recognized for stock options since the Company grants stock options with exercise prices equal to the Company’s common stock market price on the date of the grant. SFAS 123(R) requires the expensing of all stock-based compensation, including stock options and restricted shares, using the fair value method. The Company intends to expense stock options using the Modified Prospective Transition method as described in SFAS 123(R). This method will require expense to be recognized for stock options over their respective remaining vesting periods. No expense will be recognized for stock options vested in periods prior to the adoption of SFAS 123(R). The Company is evaluating the impact of its adoption of SFAS 123(R) on its results of operations and financial position. Adoption is not expected to have a material effect on the Company’s financial position or results of operations.

The FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 is effective, and will be adopted, for inventory costs incurred during fiscal years beginning after June 15, 2005 and is to be applied prospectively. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to require current period recognition of abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Adoption is not expected to have a material effect on the Company’s financial position or results of operations.

The FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if the need for such a change arises after the effective date of January 1, 2006. Adoption is not expected to have a material effect on the Company’s financial position or results of operations.

The FASB issued FSP FAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004” (“FSP FAS No. 109-1”). This statement requires the qualified production activities deduction as defined in the American Jobs Creation Act of 2004 (the “Jobs Act”) to be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes.” The statement also requires that the special deduction should be considered in measuring deferred taxes when graduated tax rates are a significant factor and when assessing whether a valuation allowance is necessary. FSP FAS No. 109-1 was effective upon issuance. In accordance with the Jobs Act, determination of the qualified production activities deduction is not required until 2005. Due to the projected tax losses for the next few years, management does not believe that this statement will have a material effect on the Company’s results of operations, financial condition and liquidity.

The FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29.” This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company’s financial position, results of operations or cash flows.

Note 5. Going Concern Uncertainty

The Company has incurred net losses in the six months ended June 30, 2005 and 2004 and has had working capital deficiency both periods.

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The funding would alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. Management is also seeking to renegotiate certain liabilities in order to alleviate the working capital deficiency.

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

	Three Months Ended June 30, (Unaudited)
	2005	2004
Loss from operations	$(870,376)	$(1,022,498)
Other income (deductions)	—	—
Net loss	$(870,376)	$(1,022,498)

	Six Months Ended June 30, (Unaudited)
	2005	2004
Loss from operations	$(1,110,192)	$(2,066,295)
Other income (deductions)	(2,535,679)	—
Net loss	$(3,645,871)	$(2,066,295)

Note 6. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock , which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the six months ended June 30, 2005 and 2004. See Note 17 for common stock transactions subsequent to June 30, 2005.

	Three Months Ended June 30, (Unaudited)
	2005	2004
Net loss per share, basic and diluted	(0.01)	(0.01)
Weighted average shares outstanding, basic and diluted	129,976,295	106,463,671

	Six months Ended June 30, (Unaudited)
	2005	2004
Net loss per share, basic and diluted	(0.03)	(0.02)
Weighted average shares outstanding, basic and diluted	121,049,939	106,463,671

Note 7. Finance Receivables

Finance receivables are comprised of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005 (Unaudited)	December 31, 2004
Finance receivables	$261,204	$735,145
Allowance for credit losses	(179,758)	(322,213)
Finance receivables net	$81,446	$412,932

Note 8. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at June 30, 2005 and December 31, 2004:

Description:	June 30, 2005 (Unaudited)	December 31, 2004
Furniture and office equipment	$55,553	$356,933
Software	2,185	92,278
	57,738	449,211
Less accumulated depreciation	(35,828)	(427,772)
Property and equipment, net	$21,910	$21,439

Note 9. Intangible Assets

Intangible assets consist of the following the six months ended June 30, 2005 and at December 31, 2004. The Company determined that there is no impairment of these assets.

	June 30, 2005 (Unaudited)	December 31, 2004
Software development costs	$165,000	$—
Less accumulated amortization	(1,350)	—
Intangible assets, net	$163,650	$—

Note 10. Stock Plans

The Company has a non-qualified stock option plan (the “Plan”) that was adopted by the Board of Directors in March 1997. The Plan, as authorized, provides for the issuance of up to 2,000,000 shares of the Company’s stock. Persons eligible to participate in the Plan as recipients of stock options include full and part-time employees of the Company, as well as officers, directors, attorneys, consultants and other advisors to the Company or affiliated corporations.

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of June 30, 2005, 1,990,289 shares had been issued under the Plan, 9,711 shares were available for future issuance.

In January 2005, HSN issued 100,000 shares of common stock with a par value of $.001. They were issued to an executive as a hiring bonus and are reflected in operating expenses of the consolidated financial statements at $0.15 per share ($15,000) for period ending June 30, 2005. No options were granted and no warrants were authorized during 2004.

HSNI has followed the recognition provisions of SFAS No. 123—“Accounting for Stock-Based Compensation”since January 1, 2000. Under SFAS No. 123, the fair value of an option on the date of the grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 “Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. The recognition provisions of SFAS No. 123 are applied prospectively to all stock awards granted subsequent to January 1, 2000 and to prior awards accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 25—“Accounting for Stock Issued to Employees”that were significantly modified after adoption.

Note 11. Notes Payable

	June 30, 2005	December 31, 2004
Note payable to a related entity, bearing interest at 12% per annum and collateralized by a beneficial conversion feature, was due in October 2004. See Note 12.	$59,988	$61,538

*Two notes payable, presently in default, to a former director of the Company. One bears interest at 12% and the other at 18% per annum. The notes were due in October 2004 and June 2005.	286,874	286,874

*Note payable, unsecured, to an Executive, bears interest at 6% per annum and is due on July 2, 2005.	—	106,667

*Note payable, unsecured, to an Executive, bears interest at 6% per annum and is due on July 2, 2005.	—	202,359

In 2005, the Company obtained funds under a financing arrangement bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. The note is uncollateralized and matures in January 2006.	229,365	—

In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note is uncollateralized and matured in June 2005. The proceeds were utilized for working capital. The Company is currently negotiating an extension of terms.	134,500	—

	$710,727	$657,438

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

In December 2004, subsequent to the assumption of this note payable by Securities Acquisition New York, LLC (“SANY”), the Board of Directors of the Company resolved to both convert this note payable and consent to an amended conversion calculation at a rate permitting 10,000 shares of common stock to be issued in exchange for each $1.00 of reduction in the outstanding principal of this note payable.

Based on the aforementioned amendment to the conversion calculation rate, the Company performed two conversions, which were elected by the entity holding the note payable: January 2005, the Company issued 3,429,355 shares valued at $0.11 per share at $377,229; and in March 2005, the Company issued 12,000,000 shares valued at $0.18 per share at $2,160,000, totaling $2,537,229 resulting in a charge in the statement of operations. See the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, Item 11, Security Ownership of Certain Beneficial Owners and Management. The applied conversion rate was miscalculated and unintended by the Board of Directors.

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

The Company also provided, on a fee basis, collection and servicing of automobile finance receivables sold to credit unions by the Company as a non-guaranteed participation transaction. At June 30, 2005, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately $97,056.

Note 14. Related Party Transactions

The Company leases its principal executive office in Frisco, Texas from a related party on a month to month basis, which commenced in September 2004. Effective January 2006, the annual rent will increase to approximately $86,000 per year ($46,000 presently). The Company is responsible for its proportionate share of operating expenses of the premises. The Company’s prior lease for its offices required monthly rents of approximately $15,400.
For other related party transactions see Notes 10, 11, 12, 16 and 17.

Note 15. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. The outstanding balance totaling $200,077 at June 30, 2005 is in default. The line of credit is collateralized by automobile finance installment contracts approximating $161,697. However, the Company is presently negotiating revised payment terms with the lender.

Note 16. Commitments and Contingencies

In November 2004, the Company entered into a consulting agreement with Securities Acquisition New York, LLC pursuant to the Company’s plan to re-capitalize the business. The consulting agreement provided for various services, which included certain merger consulting services and capital sourcing activities and related services.

The Company only partially implemented the services provided by the consulting agreement through March 2005, and since then effectively abandoned the core strategy encompassed in the agreement. The management of Securities Acquisition New York, LLC postulates that certain compensation (termination of services fee) is due and relates to services partially rendered in 2004 and 2005. Presently, the Company has not agreed to nor has it made any provisions for any additional compensation. The Company and Securities Acquisition New York, LLC are discussing a resolution of the matter.

Note 17. Subsequent Events

▪ Subsequent to June 30, 2005, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

A.
In July 2005, the Company approved at a special meeting of the Board of Directors the issuance of 2,500,000 shares of common stock at $0.08 per share under a Subscription Agreement (Regulation S Investment) whereby the Company received $200,000; and

B.	In September 2005, the Company issued 7,000,000 shares of common stock at $0.07 per share ($490,000) for the purchase of certain software, firmware and product enhancements.

▪ In October 2005, Friedman LLP, Homeland Security Network, Inc.'s independent registered public accounting firm, notified the Company's Board of Directors that it has declined to stand for re-election. The Company's Board of Directors approved the change of its independent registered public accounting firm. The change was not related to any matter concerning the Company, including its selection or application of accounting policies or judgments, the scope of audit, internal controls or integrity of management.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes for the period ended June 30, 2005 contained in this Form 10-QSB, and with the audited consolidated financial statements and notes as well as other items thereto included in our annual report on Form 10-KSB for the year ended December 31, 2004. This report, annual reports on Form 10-KSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC's website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on HSNI's website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material HSNI files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-QSB for the period ended June 30, 2005 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of HSNI with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,”“will,”“expect,”“intend,”“anticipate,”“believe,”“estimate,”“plan,”“could,”“should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, HSNI also provides forward-looking statements in other materials HSNI releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in HSNI’s annual report on Form 10-KSB and current reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to HSNI’s operations and the business environment in which HSNI operates, which may cause its actual results to be materially different from any future results, express or implied, by such forward-looking statements. Statements in this quarterly report and the exhibits to this report should be evaluated in light of these important risks, uncertainties and factors. HSNI is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events. Risks, uncertainties and factors that could cause HSNI’s actual results to differ materially from forward-looking statements include, but are not limited to, the following:

•	The ability to maintain adequate liquidity and produce sufficient cash flow to meet HSNI’s capital expenditure requirements;
•	The ability to attract and retain qualified management and other personnel;
•	The number of potential customers in a target market;
•	Changes in the competitive environment in which HSNI operates;
•	Changes in government and regulatory policies;
•	Uncertainty relating to economic conditions generally and in particular affecting the markets in which HSNI operates;
•	Pricing and availability of equipment, materials, inventory and programming;
•	The ability to complete acquisitions or divestitures and to integrate any business or operation acquired;
•	The ability to enter into strategic alliances or other business relationships;
•	The ability to overcome significant operating losses;
•	The ability to reduce costs;
•	The ability to develop HSNI’s products and services and to penetrate existing and new markets;
•	Technological developments and changes in the industry; and
•	The risks discussed in Item 1 “Description of Business -Risk Factors” in HSNI’S Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

The Company expects to impact the GPS tracking industry with state-of-the-art software, as with its ability to provide low cost tracking hardware, and its ability to offer a cost-effective data transmission fee. The Company's GPS products will then incorporate reliable map tracking and trailing, geo-fencing alerts for designated parameter infringements, and the ability to control vehicle functions with voice commands from its customer's web-enabled mobile phones or personal computers, via the company's internet website system software.

The Company entered into a letter of intent dated as of January 2005 with Rodwell Software Systems, Inc. regarding the Company's acquisition of all of the issued and outstanding capital stock of Rodwell Software Systems subject to certain adjustments at the closing of the acquisition plus assumption of certain transaction and related costs and expenses. The letter of intent was subject to various conditions and approvals and contemplated that the acquisition would be effected through the merger of Rodwell Software Systems with and into the Company, with the Company as the surviving corporation. The Company's intention to acquire Rodwell Software Systems was to significantly increase its software/firmware development capabilities, which combines GPS tracking with a web interface in one simple device working in tandem with a cell phone, PDA or computer. The acquisition was not consummated by mutual agreement. In September 2005, the Company issued 7,000,000 shares of common stock to Rodwell Software Systems solely for the purchase of certain software, firmware and product enhancements developed by Rodwell Software Systems. Pursuant to its agreement with Rodwell Software Systems, the Company will provide approximately 4,000,000 additional shares of common stock and an intermittent royalty as additional compensation to Rodwell Software Systems subject to certain milestones.

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

The Company entered into a second letter of intent in January 2005 with ComTrak Solutions, Inc. regarding the Company's acquisition of all of the issued and outstanding capital stock of ComTrak Solutions subject to certain adjustments at the closing of the acquisition plus assumption of certain transaction and related costs and expenses. The letter of intent was subject to various conditions and approvals and contemplated that the acquisition would be effected through the merger of ComTrak Solutions with and into the Company, with the Company as the surviving corporation. The Company's intention to acquire was to increase its sales and marketing capabilities. The acquisition was not consummated and no further overtures will be made. The Company's letter of intent to acquire ComTrak Solutions has been withdrawn. The Company believes that the withdrawal will not have a material affect and as such has actively engaged other more favorable and significant entities regarding sales and marketing initiatives.

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

Although substantially leveraged, in order to meet the ongoing working capital requirements of the Company, additional indebtedness may have to be incurred, perhaps resulting in a more highly leveraged capital structure. A highly leveraged capital structure could have adverse consequences, including:

•	Limiting the ability to obtain additional financing;
•	Requiring the use of operating cash flow to meet interest and principal repayment obligations;
•	Increasing the Company's vulnerability to changes in general economic conditions and competitive pressures; and
•	Limiting the Company's ability to realize some or all of the benefits of significant business opportunities.

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

Costs for product development are expensed as incurred and include salaries, fees to consultants, and other related costs associated with the development of products. The Company’s product development effort has thus far been outsourced to third parties. Because the rate of achievement is unpredictable, product development expenses may vary significantly from period to period. Such variability can have a significant impact on the Company’s income from operations and cash flows.

Management’s Discussion and Analysis of Financial Condition and Results Operations

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

Revenues: For the six months ended June 30, 2005 and 2004 gross margin decreased by 29%, or $229,101 as compared to the same period a year ago, primarily due to:

•	An increase of $190,860, or 100% in product sales revenue from the sale of tracking devices;
•
A decrease in interest income of $231,641, or 11%, primarily resulting from a reduction of interest income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools;

•	A decrease of $16,937, or 50% in other loan fees is the result of terminations of the servicing of loan pools with various credit unions;
•	A decrease of $53,768, or 100%, in direct mail revenue as these services were phased out by June 30, 2004; and
•	Limiting the Company's ability to realize some or all of the benefits of significant business opportunities.

Operating Expenses: The loss from operations for the three and six months ended June 30, 2005 decreased by $152,122, or 85%, and $956,103, or 54%, respectively, as compared to the same periods a year earlier and is predominantly due to:

•
Interest Expense decreased by $102,669 and $213,128 for the three and six months ended June 30, 2005, respectively, as compared to the same periods a year earlier. The decrease was mainly attributed to the reduction of amounts payable related to the Company's credit facility and amounts payable related to credit union participation transactions;

•
Deferred Financing Costs increased by $28,888 and $16,164 for the three and six months ended June 30, 2005, respectively, as compared to the same periods a year earlier primarily as a result of the Company obtaining a $134,500 note payable in which the proceeds were utilized for working capital needs;

•
Compensation and benefits increased by $158,807 for the three months ended June 30, 2005 and decreased by $250,146 for the six months ended June 30, 2005, as compared to the same periods a year earlier primarily due to 11,000,000 shares of common stock issued to a former executive in lieu of salary for the 2005 year at $0.045 per share ($495,000). There was a partial offset by a decrease in compensation and benefits of $752,146, as compared to the same period a year earlier primarily due to staff reductions as a result of selling a large portion of the Company's finance receivable portfolio and elimination of the sales staff;

•
Office, occupancy and equipment decreased by $168,793 and $278,728 for the three and six months ended June 30, 2005, respectively, as compared to the same periods a year earlier primarily due to a decrease in rent and associated rent expense as a result of closing office locations in California and Texas;

•
Professional fees increased by $95,376 and $64,817 for the three and six months ended June 30, 2005, respectively, as compared to the same periods a year earlier primarily due to increased needs related to legal council, accounting fee requirements, and consulting fees;

•
Loan Servicing expenses decreased by $66,374 and $101,226 for the three and six months ended June 30, 2005, respectively, as compared to the same periods a year earlier primarily due to a direct result of the Company's sale of a significant portion of the finance receivables portfolio and its termination of the servicing of loan pools with various credit unions;

•
Depreciation and amortization expense decreased by $76,304 and $156,292 for the three and six months ended June 30, 2005, respectively, as compared to the same periods a year earlier due to specific assets being fully depreciated by year ending 2004;

•
Provision expense for finance receivables loss decreased by $191,830 and $239,160 for the three and six months ended June 30, 2005, respectively, as compared to the same periods a year earlier primarily due to the loan loss reserve requirement calculated on a minimal loan pool in 2005; and

•
Marketing expense increased by $27,171 and $46,103 for the three and six months ended June 30, 2005, respectively, as compared to the same periods a year earlier primarily due to advertising expense associated with marketing GPS products.

Other deductions increased by $2,535,679 for the six months ended June 30, 2005, respectively, as compared to the same periods a year earlier primarily due to:

•
A beneficial conversion feature expense of $2,535,679 was recorded in the three months ending March 31, 2005 due to certain terms of an obligation, which was assigned to a related third party. See Note 12.

Liquidity: Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $1,110,192, and net losses of $3,645,871 for the six months ended June 30, 2005. In 2005, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from: issuances of additional common stock; notes payable; proceeds from the sales of auto finance receivables; interest income and service fees related to auto finance receivables and from the sale of tracking devices.

•
In January 2005, the Company obtained funds after issuing a note payable bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. On August 31, 2005, the Company has utilized approximately $229,365 for working capital. The note is uncollateralized and matures in January 2006;

•
In March 2005, the Company obtained funds of $134,500 under a note payable bearing interest at 7% per annum from a related third party. The note is uncollateralized and matured in June 2005. The proceeds were utilized for working capital. The Company is presently in negotiations to extend maturity date of the note;

•
In August 2005, the Company issued 2,500,000 shares of Common Stock at $0.08 per share under a subscription agreement (Regulation S Investment) whereby the Company received $200,000. The proceeds were utilized for working capital;

•
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

•
The Company's debt to a former director consisted of two obligations in default at December 31, 2004 totaling $286,874. The obligations matured in October 2004 and June 2005 with interest rates at 12% and 18%. The Company and its former director are presently in negotiations to extend the terms of the obligation; and

•
In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. At June 30, 2005, the balance equals $200,077 and is in default. The Company is presently negotiating revised payment terms with the lender.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended June 30, (Unaudited)
Cash provided by (used in):	2005	2004
Operating activities	$100,989	$(2,211,895)
Investing activities	(168,142)	15,878
Financing activities	61,165	$1,672,115
Decrease in cash	$(5,988)	$(523,902)

The Company provided collection and servicing activities on a fee basis for finance receivables sold to credit unions on a non-guaranteed basis in addition to providing such services to credit unions for financing receivables not purchased from the Company. At June 30, 2005, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately $97,056.

Net cash provided by operating activities for the six months ended June 30, 2005 increased to $100,989 from cash used in operations of $2,211,895 for the six months ended June 30, 2004. The increase is essentially comprised of the following specifics:

•	Deferred financing costs increased by $103,883 due to costs incurred for funds received under a note payable;
•	Principal payments collected on finance receivables decreased by $489,759 due to the reduction of the automobile installment loan portfolio from sales to financial institutions;
•	Consumer loan originations decreased by $1,535,949 due to the termination of point-of-sale acquisitions;
•	The provision for loan losses decreased by $523,995 due to loan pool sales reducing the need for a large loan loss provision;
•	Accounts payable and other accrued expenses decreased by $282,063 due to a decrease in rent and associated rent expense as a result of closing office locations in California and Texas.
•	Depreciation and amortization expense decreased by $156,292 due to impairment write-off of intangible assets and fully depreciated assets in December 2004.
•	Stock issuances used for compensation and obligations related to notes payable increased by $1,074,046 due to Company’s limited availability of working capital.

Net cash used in investing activities was $168,142 for the six months ended June 30, 2005 compared to cash provided by investing activities of $15,878 for the six months ended June 30, 2004. The Company capitalized software development costs of $165,000 and purchased fixed assets of approximately $3,142 for the six months ended June 30, 2005.

Net cash provided by financing activities was $61,165 for the six months ended June 30, 2005 compared to cash provided by financing activities of $1,672,115 for the six months ended June 30, 2004. Approximately $61,165 received from notes payable financed the Company's working capital needs for the six months ended June 30, 2005.
For the six months ended June 30, 2004, the Company received $1,112,809 from borrowings under the line of credit, $439,236 in advances from affiliates, and $133,685 in proceeds from loan sales.

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

Item 3. Controls and Procedures

HSNI’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures"(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have identified the following material weaknesses:

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

For the six months ended June 30, 2005, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

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

B.	In January 2005, 100,000 shares of common stock were issued to an executive as a hiring bonus accrued in the consolidated financial statements at $0.15 per share ($15,000)

C.
In April 2005, 2,070,000 Common Shares were issued to executives and other employees in payment of performance bonuses accrued in the consolidated financial statements: 70,000 shares at $0.11; and 2,000,000 shares at $0.02 (totaling $47,000)

D.	In April 2005, 380,091 Common Shares were issued as payment for past due interest due on certain notes payable accrued in the consolidated financial statements at $0.11 per share ($41,810)

E.	In April 2005, 50,000 Common Shares were issued as payment to an executive as a hiring bonus accrued in the consolidated financial statements at $0.11 per share ($5,500)

F.	In April 2005, 2,207,327 Common Shares were issued as payment to officers in full satisfaction of notes payable in the consolidated financial statements at $0.11 per share ($309,026)

The issuances of common shares noted above (B-F) were in satisfaction of liabilities accrued by the Company as of December 31, 2004.

G.	In April 2005, 1,000,000 Common Shares were issued in payment for financing costs at $0.175 per share ($175,000)

H.	In June 2005, 11,000,000 Common Shares were issued to a former executive in lieu of compensable salary for the 2005 year at $0.045 per share ($495,000)

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Trading in the Company’s securities was suspended from April 5, 2005 through April 18, 2005 by the Securities and Exchange Commission because the Company is delinquent in its periodic filing obligations under Section 13(a) of the Exchange Act of 1934 and because of possible manipulative conduct occurring in the market for the Company’s stock. Trading resumed after the suspension period.

Item 6. Exhibits

3.1	Amendments of Articles of Incorporation (incorporated by reference to Exhibit C of HSNI’s February 7, DEF 14C)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ CHARLES NORMAN
Charles Norman Chief Executive Officer Date: December 30, 2005

/s/ PETER UBALDI
Peter Ubaldi President and Chief Financial Officer Date: December 30, 2005