Form 10QSB
period 2005-09-30
Homeland Security Network, Inc.
filed 2006-01-17
CIK 790066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-QSB
                               ------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-15216

                               ------------------

                               [GRAPHIC OMITTED]

                         HOMELAND SECURITY NETWORK, INC.
               (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED)

                               ------------------

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

                               ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 168,623,930 shares of Common Stock, $.001 par value, as of January 14, 2005.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2005

INDEX

                                                                                                                   Page
                                                                                                                  -------

PART I - FINANCIAL INFORMATION                                                                                        3


Item 1.   Consolidated Financial Statements (Unaudited)                                                               3


          Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004                      3

          Consolidated Statements of Income (unaudited): Three and Nine Months Ended September 30, 2005 and 2004      4

          Consolidated Statements of Cash Flows (unaudited): Nine Months Ended September 30, 2005                     6

          Notes to Unaudited Consolidated Financial Statements                                                        7

Item 2.   Management's Discussion and Analysis                                                                       19

Item 3.   Controls and Procedures                                                                                    28

PART II - OTHER INFORMATION                                                                                          28

Item 1.   Legal Proceedings                                                                                          28

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds                                                 28

Item 6.   Exhibits and Reports on Form 8-K                                                                           30

SIGNATURES                                                                                                           31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       2005             2004
                                                                                   ------------    -------------
                                                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash                                                                            $         --    $     21,339
   Accounts Receivable - related parties                                                133,250              --
   Accounts Receivable - other                                                           22,937              --
   Finance receivables, net of allowances of $121,947 and
      $322,213, respectively                                                             67,287         412,932
   Prepayments and other current assets                                                     521          11,846
                                                                                   ------------    ------------
      Total current assets                                                              223,995         446,117

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION OF $37,251 AND $427,772, RESPECTIVELY                                    20,488          21,439
CAPITALIZED SOFTWARE                                                                    490,000              --
DEFERRED CHARGES AND OTHER ASSETS:
    Security deposits                                                                    20,752          20,750
    Miscellaneous receivable                                                              7,703          24,185
                                                                                   ------------    ------------
 TOTAL ASSETS                                                                      $    762,938    $    512,491
                                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

   Accounts payable and accrued expenses                                           $  1,292,382    $    861,894
   Notes payable to related parties                                                     696,852         657,438
   Amounts payable to credit unions                                                     201,767         547,144
   Line of credit                                                                       166,085         193,751
                                                                                   ------------    ------------
      Total current liabilities                                                       2,357,086       2,260,227
COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' DEFICIT:
    Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856
      issued and outstanding                                                              4,087           4,087
    Series B cumulative convertible preferred stock, no par
      value, 5% non-cumulative; liquidation preference of
      $14.64 per share; 10,000,000 shares authorized,
      1,621,642 issued and outstanding                                                  352,643         352,643
   Common Stock, par value $.001; 400,000,000 shares
      authorized, 148,200,444 and 106,463,671 shares issued
      and outstanding                                                                   148,201         106,464
 ADDITIONAL PAID-IN-CAPITAL                                                          18,766,395      14,491,850
 ACCUMULATED DEFICIT                                                                (20,465,734)    (16,303,040)
                                                                                   ------------    ------------
                                                                                     (1,194,408)     (1,347,996)
   Less treasury at cost, 1,817,000 shares                                             (399,740)       (399,740)
                                                                                   ------------    ------------
    Total Stockholders' deficit                                                      (1,594,148)     (1,747,736)
                                                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $    762,938    $    512,491
                                                                                   ============    ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                  (UNAUDITED)
                                                         ------------------------------
                                                              2005            2004
                                                         -------------    -------------

 REVENUES:
    Net Product Sales - related parties                  $      64,200    $          --
    Cost of goods sold                                          39,500               --
                                                         -------------    -------------
       Gross Margin - Product Sales                             24,700               --

    Interest income - finance receivables                        5,717    $      85,248

    Gain (Loss) on sale of loans                                    --          109,231
    Other Income                                                   748          (11,539)
                                                         -------------    -------------
      Other Income                                               6,465          182,940
                                                         -------------    -------------
GROSS MARGIN                                                    31,165          182,940
                                                         =============    =============
EXPENSES:
    Interest expense                                            25,512           58,290
    Deferred financing costs                                        --           83,666
    Compensation and benefits                                  139,956          452,462
    Office occupancy and equipment                              29,318          129,650
    Professional fees                                           83,478           30,868
    Loan servicing                                               3,603            6,887
    Depreciation and amortization                                   73           72,948
    Product development costs                                  276,000               --
    Provision for loan loss                                     (4,834)        (288,028)
    Marketing expense                                           17,100               --
    Other operating expense                                     (8,350)          13,468
                                                         -------------    -------------
      Total expenses                                           561,856          560,211
                                                         -------------    -------------
LOSS FROM OPERATIONS                                     $    (530,691)   $    (377,271)
                                                         =============    =============
OTHER INCOME (DEDUCTIONS):
    Interest Expense from beneficial conversion
    (See Note 12)                                               13,876               --
                                                         -------------    -------------
      Total other deductions                                    13,876               --
                                                         -------------    -------------
NET LOSS                                                 $    (516,815)   $    (377,271)
                                                         =============    =============
NET LOSS PER SHARE, BASIC AND DILUTED                    $      (0.004)   $      (0.004)
                                                         =============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED     141,346,888      106,463,671
                                                         =============    =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                    (UNAUDITED)
                                                         ------------------------------
                                                              2005             2004
                                                         -------------    -------------

 REVENUES:
    Net Product Sales - related parties                  $     255,060    $          --
    Cost of goods sold                                         191,500               --
                                                         -------------    -------------
       Gross Margin - Product Sales                             63,560               --

    Interest income - finance receivables                       35,782    $     346,955
    Gain (Loss) on sale of loans                                 6,054           80,900
    Direct mail                                                     --           53,768
    Other Income                                                17,751           22,399
                                                         -------------    -------------
      Other Income                                              59,587          504,022
                                                         -------------    -------------
GROSS MARGIN                                                   123,147          504,022
                                                         =============    =============
EXPENSES:
    Interest expense                                            78,955          323,740
    Deferred financing costs                                   175,000          243,623
    Compensation and benefits                                  923,565        1,486,217
    Office occupancy and equipment                              98,201          477,260
    Professional fees                                          220,408          102,982
    Loan servicing                                               9,143          113,654
    Depreciation and amortization                                4,094          233,261
    Product development costs                                  276,000               --
    Provision for loan loss                                   (101,808)        (145,842)
    Marketing expense                                           63,203               --
                                                                    --               --
    Direct Mail                                                     --           36,271
    Other operating expense                                     17,271           76,422
                                                         -------------    -------------
      Total expenses                                         1,764,032        2,947,588
                                                         -------------    -------------
LOSS FROM OPERATIONS                                     $  (1,640,885)   $  (2,443,566)
                                                         =============    =============
OTHER INCOME (DEDUCTIONS):
    Interest Expense from beneficial conversion
    (See Note 12)                                           (2,521,803)              --
                                                         -------------    -------------
      Total other deductions                                (2,521,803)              --
                                                         -------------    -------------
NET LOSS                                                 $  (4,162,688)   $  (2,443,566)
                                                         =============    =============
NET LOSS PER SHARE, BASIC AND DILUTED                    $       (0.03)   $       (0.02)
                                                         =============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED     127,889,937      106,463,671
                                                         =============    =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                         (UNAUDITED)
                                                                 --------------------------
                                                                     2005           2004
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $(4,162,688)   $(2,443,566)
                                                                 -----------    -----------
ADJUSTMENTS TO RECONCILE NET LOSS FROM CONTINUING OPERATIONS
    TO NET CASH USED IN OPERATING ACTIVITIES:
    (Gain)/Loss on sale of loans                                      (6,054)       (23,876)
    Depreciation and amortization                                      4,094        239,134
    Amortization of deferred financing costs                              --        281,622
    Provision for loan loss                                         (200,267)      (138,611)
    Interest Expense relating to Beneficial Conversion Feature     2,535,679             --
    Common stock issued for services                               1,274,046             --
    Deferred financing costs                                              --        (71,117)

CHANGES IN:
    Accounts receivable                                             (156,187)            --
    Other current assets                                              11,326         (2,172)
    Other assets                                                      16,479        (25,628)
    Note payable-shareholder                                              --         59,133
    Accounts payable and other accrued expenses                      411,498        456,132
    Consumer loans originated                                             --     (1,535,949)
    Principal payments collected on consumer loans                    92,189        692,845
    Payments to credit unions                                        (14,478)      (116,946)
    Finance receivable/non-cash                                      127,556        111,474
    Proceeds from loans sold                                           1,319             --
                                                                 -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (65,488)    (2,517,525)
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                               (3,142)            --
    Sale of fixed assets                                                  --         15,878
                                                                 -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (3,142)        15,878
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (repayment) under line of credit                        6,327        602,437
    Advances from affiliated entities                                     --        703,321
    Principal payments of long-term debt                                  --          6,580
    Proceeds from notes payable                                       40,964         (4,570)
    Proceeds from loans sold                                              --        581,466
                                                                 -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             47,291      1,889,234

NET DECREASE IN CASH                                                 (21,339)      (612,413)
CASH BEGINNING OF QUARTER                                             21,339        995,773

CASH END OF QUARTER                                              $        --    $   383,360
                                                                 -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                       $    11,732    $    58,168

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     Stock issued to purchase software                           $   490,000    $        --

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION

The financial information presented in this report comprises the consolidated financial information of (i) for the nine months ended September 30, 2005; and
(ii) for the nine months ended September 30, 2004.

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

In the opinion of HSNI's management, the consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended September 30, 2005 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

The following tables present information about the Company's operating segments for the three months ended September 30, 2005 and 2004.

         Business Segment Revenues

                                        SEPTEMBER 30,     SEPTEMBER 30,
                                            2005              2004
                                        (UNAUDITED)       (UNAUDITED)
                                        -----------       -----------
GPS Tracking Devices                     $  64,200         $      --
Automobile Finance
   Receivables                               6,465           182,940
                                          --------          --------
       Total                             $  70,665         $ 182,940
                                          --------          --------

   Business Segment Profit/(Loss)

                                        SEPTEMBER 30,     SEPTEMBER 30,
                                            2005              2004
                                        (UNAUDITED)       (UNAUDITED)
                                        -----------       -----------
GPS Tracking Devices                     $(460,075)        $      --
Automobile Finance
   Receivables                             (56,740)         (377,271)
                                         ---------         ---------
       Total                             $(516,815)        $(377,271)
                                         ---------         ---------

   Business Segment Assets

                                        SEPTEMBER 30,     SEPTEMBER 30,
                                            2005              2004
                                        (UNAUDITED)       (UNAUDITED)
                                        -----------       -----------
GPS Tracking Devices                     $ 676,976         $  31,741
Automobile Finance
   Receivables                              85,962           480,750
                                         ---------         ---------
       Total                             $ 762,938         $ 512,491
                                         ---------         ---------

The following tables present information about the Company's operating segments for the nine months ended September 30, 2005 and 2004.

       Business Segment Revenues

                                        SEPTEMBER 30,     SEPTEMBER 30,
                                            2005              2004
                                        (UNAUDITED)       (UNAUDITED)
                                        -----------       -----------
GPS Tracking Devices                     $ 255,060         $      --
Automobile Finance
   Receivables                              59,587           504,022
                                         ---------         ---------
       Total                             $ 314,647         $ 504,022
                                         ---------         ---------

         Business Segment Profit/(Loss)

                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                2005              2004
                                            (UNAUDITED)       (UNAUDITED)
                                            -----------       -----------

    GPS Tracking Devices                  $ (1,430,163)     $         --
    Automobile Finance
       Receivables                          (2,621,525)       (2,443,566)
                                          ------------      ------------
           Total                          $ (4,051,688)     $ (2,443,566)
                                          ------------      ------------

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

ACCOUNTS RECEIVABLE

Accounts receivable relating to the Company's tracking device segment consist of payments due from wholesalers of the products. In the normal course of business, the Company monitors the financial condition of the Company's customer base. The Company does not believe that the Company has significant exposure to any individual customer, accordingly, no provision for uncollectible accounts has been recorded as of September 30, 2005.

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

NOTE 5. GOING CONCERN UNCERTAINTY

The Company has incurred net losses in the nine months ended September 30, 2005 and 2004 and has had working capital deficiency both periods.

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

                                     THREE MONTHS ENDED
                                        SEPTEMBER 30,
                                         (UNAUDITED)
                               -----------------------------
                                  2005                2004
                               ---------           ---------

Loss from operations           $(530,691)          $(377,271)
Other income
   (deductions)                   13,876                  --
                               ---------           ---------
    Net loss                   $(516,815)          $(377,271)
                               =========           =========

                                     NINE MONTHS ENDED
                                        SEPTEMBER 30,
                                         (UNAUDITED)
                               --------------------------------
                                    2005                2004
                               ------------        ------------

 Loss from operations          $ (1,640,885)       $ (2,443,566)
Other income (deductions)        (2,521,803)                 --
                               ------------        ------------
    Net loss                   $ (4,162,688)       $ (2,443,566)
                               ============        ============

NOTE 6. INCOME (LOSS) PER SHARE

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the nine months ended September 30, 2005 and 2004. See Note 17 for common stock transactions subsequent to September 30, 2005.

                                      THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                          (UNAUDITED)
                               --------------------------------
                                    2005                2004
                               ------------         -----------

Net loss per share, basic
   and diluted                       (0.004)             (0.004)
Weighted average shares
   outstanding, basic and
   diluted                      141,346,888         106,463,671
                               ------------         -----------

                                        NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                           (UNAUDITED)
                               ---------------------------------
                                    2005                2004
                               -------------       -------------

Net loss per share, basic
   and diluted                        (0.03)              (0.02)
Weighted average shares
   outstanding, basic and
   diluted                      127,889,937         106,463,671
                               ------------         -----------
NOTE 7. FINANCE RECEIVABLES


Finance receivables are comprised of the following at September 30, 2005 and December 31, 2004:

                                     SEPTEMBER 30,       DECEMBER 31,
                                         2005                2004
                                     (UNAUDITED)
                                     ------------        ------------
Finance receivables                  $ 189,234           $ 735,145
Allowance for credit losses           (121,947)           (322,213)
                                     ---------           ---------
Finance receivables, net             $  67,287           $ 412,932
                                     =========           =========
NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following at September 30, 2005 and December 31, 2004:

                                     SEPTEMBER 30,       DECEMBER 31,
                                         2005                2004
                                     (UNAUDITED)
                                     ------------        ------------
Furniture and office
   equipment                         $  55,554           $ 356,933
Software                                 2,185              92,278
                                     ---------           ---------
                                        57,739             449,211
Less accumulated
   depreciation                        (37,251)           (427,772)
                                     ---------           ---------
Property and equipment, net          $  20,488           $  21,439
                                     =========           =========
NOTE 9. CAPITALIZED SOFTWARE COSTS

The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," (SFAS
86). SFAS 86 requires product development costs to be charge to expense as incurred until technology feasibility is attained. Technological feasibility is attained when the Company's software has completed system testing and been determined viable for its intended use. Accordingly the Company did not capitalize any development costs other than product development costs acquired through a third party purchase. The Company capitalizes software through technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software. As of September 30, 2005, the Company has incurred costs of $766,000 with a third party software developer and the Company has expensed $276,000 as product development expense for efforts to reach technological feasibility, and has capitalized $490,000 as capitalized software costs.

Capitalized software costs and accumulated amortization were as follows for the nine months ended September 30, 2005 and at December 31, 2004. The Company determined that there is no impairment of these assets.

                                     SEPTEMBER 30,      DECEMBER 31,
                                        2005               2004

Software development costs          $  490,000          $       --
Less accumulated                            --                  --
   amortization                     ----------          ----------
Capitalized Software, net           $  490,000          $       --
                                    ==========          ==========

Expected future capitalized software amortization expense for the years ended December 31 is as follows.

                        YEAR                        AMOUNT
                        -----                    ----------
                        2005                     $   24,500
                        2006                         98,000
                        2007                         98,000
                        2008                         98,000
                        2009                         98,000
                        2010                         73,500
                        -----                    ----------
                        Total                    $  490,000
                        =====                    ==========

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of September 30, 2005, 1,990,289 shares had been issued under the Plan, 9,711 shares were available for future issuance.

In January 2005, HSN issued 100,000 shares of common stock with a par value of $.001. They were issued to an executive as a hiring bonus and are reflected in operating expenses of the consolidated financial statements at $0.15 per share ($15,000) for period ending September 30, 2005. No options were granted and no warrants were authorized during 2004.

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

NOTE 11. NOTES PAYABLE

                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                  2005                   2004
                                                              ------------          ------------
Note payable to a related party bore
interest at 12% per annum and was
collateralized by a beneficial conversion
feature. The Company was released from this
obligation on December 31, 2005. See Note
12.                                                              $  46,113            $   61,538

Two notes payable to a former director of
the Company. Both bear interest at 8% per
annum. The notes are due in February 2007.
The Company has completed its negotiations
of renewed terms.                                                  286,874               286,874

Note payable, unsecured, to an Executive,
bore interest at 6% per annum and is
presently paid in full.                                                 --               106,667

Note payable, unsecured, to an Executive,
bore interest at 6% per annum and is
presently paid in full.                                                 --               202,359

In 2005, the Company obtained funds under
a financing arrangement bearing interest at 8%
per annum from a related third party.
The note provides a line of credit totaling
$500,000. The note is uncollateralized and
matures in January 2006.                                           229,365                    --

In March 2005, the Company obtained
$134,500 under a financing arrangement
bearing interest at 7% per annum from a
related third party. The note is
uncollateralized and the proceeds were
utilized for working capital. This note has
been renegotiated with an extended term.
This note matures in April 2006.                                   134,500                    --
                                                                 ---------            ----------
                                                                 $ 696,852            $  657,438
                                                                 =========            ==========

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

In the three months ending September 30, 2005, $13,876 was recorded as a repayment of the obligation. On December 30, 2005, the Company was entirely relieved of this related party note payable of $46,113 with a recorded balance of $46,311 as of September 30, 2005. The Company received an unconditional release by the holder of the note from any and all obligations.

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

The Company also provided, on a fee basis, collection and servicing of automobile finance receivables sold to credit unions by the Company as a non-guaranteed participation transaction. At September 30, 2005, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately $92,903.

NOTE 14. RELATED PARTY TRANSACTIONS

The Company leases its principal executive office in Frisco, Texas from a related party on a month to month basis, which commenced in September 2004. Effective January 2006, the annual rent will increase to approximately $86,000 per year ($46,000 presently). The Company is responsible for its proportionate share of operating expenses of the premises. The Company's prior lease for its offices required monthly rents of approximately $15,400.
For other related party transactions see Notes 3, 10, 11, 12, 16 and 18.

The Company's product sales of GPS tracking devices through September 30, 2005 have been to two customers which also own a total of 1,000,000 shares of the Company and indirectly has made loans and advances to the Company with an unpaid balance of $209,500.

NOTE 15. LINE OF CREDIT

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. The outstanding balance totaling $166,085 at September 30, 2005 is in default. The line of credit is collateralized by automobile finance installment contracts approximating $93,879. However, the Company is presently negotiating revised payment terms with the lender.

NOTE 16. COMMITMENTS AND CONTINGENCIES

In November 2004, the Company entered into a consulting agreement with Securities Acquisition New York, LLC pursuant to the Company's plan to re-capitalize the business. The consulting agreement provided for various services, which included certain merger consulting services and capital sourcing activities and related services.

The Company only partially implemented the services provided by the consulting agreement through March 2005, and since then effectively abandoned the core strategy encompassed in the agreement. The management of Securities Acquisition New York, LLC postulates that certain compensation (termination of services fee) is due and relates to services partially rendered in 2004 and 2005. Formerly, the Company had not agreed to nor had it made any provisions for any additional compensation. The Company and Securities Acquisition New York, LLC concluded their discussions regarding a resolution of the matter. On December 27, 2005, the Company resolved to issue 2,500,000 shares of common stock (R-144) as compensation paid for services partially rendered in 2004 and 2005. Given the additional consideration, Securities Acquisition New York, LLC is fully and entirely compensated.

NOTE 17. ADJUSTMENTS

For the period ended September 30, 2004, the Company determined that certain entries reported in the third quarter 10-QSB filing were in error and was corrected in the 10-KSB filing for December 31, 2004. The transaction was originally recorded as Extraordinary Income - Forgiveness of Indebtedness. The correcting entry was to reduce extraordinary income - forgiveness of indebtedness and increase additional paid in capital and miscellaneous expense.

NOTE 18. SUBSEQUENT EVENTS

o Subsequent to September 30, 2005, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

      A. In December 2005, 9,200,000 Common Shares were issued to executives and other employees in payment of performance bonuses: 9,200,000 shares at $0.03 totaling $276,000

      B. In December 2005, 394,793 Common Shares were issued as compensation and expense reimbursement to an officer: $0.03 per share totaling $11,844

      C. In December 2005, 1,478,693 Common Shares were issued as payment for past due interest due on certain notes payable: $0.03 per share totaling $44,361

      D. In December 2005, the Company issued 4,100,000 shares of common stock at $0.08 per share for the purchase of certain software, firmware and product enhancements totaling $328,000

      E. In December 2005, the Company issued 5,250,000 shares of common stock at an agreed conversion rate of $0.02 per share as payment in full satisfaction for funds advanced of $105,000, used for working capital needs

o In December 2005, the Company's board of directors resolved to issue 2,500,000 shares of common stock as compensation paid for services rendered by Securities Acquisition New York, LLC in 2004 and 2005.

o In December 2005, the Company was entirely relieved of a related party note payable of $46,113 with a recorded balance of $46,311 as of September 30, 2005. The Company was fully released and discharged from any and all claims, demands, liabilities, obligations, costs and expenses, direct or indirect, contingent on fixed, known or unknown, presently existing or hereafter arising, liquidated or un-liquidated, or disputed or undisputed, and which may directly or indirectly arise from or may be related to all or any portion of the related party note payable.

o In December 2005, the Company competed negotiations to modify certain terms of a related party note payable of $134,000. The outstanding unpaid principal sum of $134,000.00 of the related party note payable was modified to include the outstanding accrued interest of $7,375.08 as of December 31, 2005 thus equaling a principal sum of $141,375.08, which will accrue, from time to time outstanding, at a rate equal to seven percent (7%) per annum. The expired maturity date, June 28, 2005, was modified and extended to April 28, 2006, whereupon the outstanding unpaid principal balance, together with interest, is due and payable in full.

o In December 2005, the Company competed negotiations to modify certain terms of a related party note payable of $193,708.The interest rate was lowered from 12 percent to 8 percent and accrues commencing January 1, 2006. The principal amount of the related party note payable, and interest thereon, are due and payable as follows: Twelve installment payments of principal and interest, each in the amount of $1,403 shall be due on the first day of each month and payable by the fifth day of each month, commencing on February 1, 2006. On February 1, 2007, one final payment of $193,708, together with any outstanding accrued interest, shall be due and payable in full.

o In October 2005, Friedman LLP, Homeland Security Network, Inc.'s independent registered public accounting firm, notified the Company's Board of Directors that it has declined to stand for re-election. The Company's Board of Directors approved the change of its independent registered public accounting firm. The change was not related to any matter concerning the Company, including its selection or application of accounting policies or judgments, the scope of audit, internal controls or integrity of management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the Company's financial condition, changes in financial conditions and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes for the period ended September 30, 2005 contained in this Form 10-QSB, and with the audited consolidated financial statements and notes as well as other items thereto included in our annual report on Form 10-KSB for the year ended December 31, 2004. This report, annual reports on Form 10-KSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC's website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on HSNI's website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material HSNI files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Form 10-QSB for the period ended September 30, 2005 should be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect the current views of HSNI with respect to current events and financial performance. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should," and "continue" or similar words. These forward-looking statements may also use different phrases. From time to time, HSNI also provides forward-looking statements in other materials HSNI releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in HSNI's annual report on Form 10-KSB and current reports on Form 8-K filed with the SEC.

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

The Company intends `Homeland Security Network, Inc.' to be recognized as a provider of technology products and services for tracking and recovering valuable mobile assets. The Company anticipates its new course of business will capitalize on rapidly emerging, largely under-served, GPS tracking markets. HSNI plans to serve the concerns and requirements of the individual consumer and corporations. These markets could have a potential demand in excess of 100 million units in the United States, Canada and Mexico over the next decade.

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

The Company expects to impact the GPS tracking industry with state-of-the-art software, as with its ability to provide low cost tracking hardware, and its ability to offer a cost-effective data transmission fee. The Company's GPS products incorporates map tracking and trailing, geo-fencing alerts for designated parameter infringements, and the ability to control vehicle functions with voice commands from its customer's web-enabled mobile phones or personal computers, via the company's internet website system software. The Company plans to continually enhance features.

The Company entered into a letter of intent dated as of January 2005 with Rodwell Software Systems, Inc. ("RSSI) regarding the Company's acquisition of all of the issued and outstanding capital stock of RSSI subject to certain adjustments at the closing of the acquisition plus assumption of certain transaction and related costs and expenses. The letter of intent was subject to various conditions and approvals and contemplated that the acquisition would be effected through the merger of RSSI with and into the Company, with the Company as the surviving corporation. The Company's intention to acquire RSSI was to significantly increase its software/firmware development capabilities, which combines GPS tracking with a web interface in one simple device working in tandem with a cell phone, PDA or computer. The acquisition was not consummated by mutual agreement.

In September 2005, subsequent to the termination of the letter of intent, the Company entered into a software license agreement with RSSI and issued 7,000,000 shares of common stock as compensation for the purchase of the software, firmware and product enhancements. On December 26, 2005, the Company, as a prerequisite to a more definitive agreement, amended the original software license agreement to solely purchase certain software, firmware and product enhancements developed by RSSI for certain market segments. The transaction is subject to the execution and delivery of the more definitive written agreement and other documents between the Company and RSSI. Pursuant to its agreement with RSSI, the Company issued 4,100,000 additional shares of common stock as additional compensation to RSSI. Further, the Company will provide an intermittent royalty based on the sale of components and usage of the web interface by consumers as compensation to RSSI, subject to certain milestones. The Company incurred product development costs of $276,000 during the nine months ended September 30, 2005 for software related to the GPS tracking devices.

The more definitive agreement will include additional language and terms regarding a permanent License, with certain conditional exclusivity, attached schedules, representations, warranties and exceptions, and other matters with respect to the transaction.

The general terms and conditions related to the exclusivity of the permanent license are as follows. The exclusivity relates primarily to the retail automotive industry, which encompasses end users of the products. Other unrelated markets are also provided for. The exclusivity, however, is conditional.

The purchase from RSSI provides the Company with technology products and support services for tracking and recovering valuable mobile assets.

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

RISK FACTORS

The risks discussed hereunder should be read in conjunction with Item 1 "Description of Business -Risk Factors" in HSNI'S Annual Report on Form 10-KSB for the year ended December 31, 2004. Risks, uncertainties and factors that could cause HSNI's actual results to differ materially from forward-looking statements include, but are not limited to, the following:

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

      o     Technological developments and changes in the industry; and

Risk Associated with Expansion:

The Company's growth strategy may include future mergers or acquisitions, or expansion of services and products offered. There can be no assurance that management will successfully integrate the "refocused" operations of the Company with those that may be acquired or established in the future and effectively manage the combined enterprise. There will be a need to limit overhead as additional operations may be acquired while still maintaining sufficient staff. Failure to do so would have a materially adverse effect on the business, financial condition and results of operations of the Company (See Plan of Operations).

General Economic Conditions:

The Company's new business is related, in part, to the sale of new and pre-owned automobiles. Sales are affected by employment rates, prevailing interest rates, and other general economic conditions. Economic slowdown or recession could lead to Company product inventory and production decreases. Adverse economic changes and sluggish sales of new and pre-owned automobiles and weaknesses in the economy could lead to a decline in the sale of tracking devices.

Competition:

The Company will compete with other product and service suppliers in the GPS industries. The GPS tracking industry relies on coordinating the merging of four separate components in order to operate as a GPS tracking system. They are; hardware, firmware, a software or application system, and wireless communication providers. The Company is a GPS tracking company that has adapted its hardware and software capabilities to operate on what is currently the least costly type of airtime network provider in the industry. It is possible that our competitors could adapt their hardware and software to also utilize the Company's current airtime provider. This event could reduce the size of the Company's targeted markets.

Dependence on Key Alliances:

Presently, the Company is dependent on a single electronics developer and manufacturer to develop and manufacture the Company's products. It is possible that new emerging technologies could render the Company's product obsolete or that procurement of supplies could become scarce or more costly to acquire should the Company's supplier terminate its alliance with the Company or drop from the market place.

Additionally, the Company presently relies on the ability of a single wholesale distributor to market and sell the products. Many competitors are larger and have greater financial and marketing resources than the Company. Should the Company or its distributor terminate its alliance to market and distribute products, the Company's ability to generate required capital could be significantly impaired.

Dependence on Management Information Systems:

The Company's future success depends in part on the ability to continue to adapt technology on a timely and cost-effective basis to meet changing customer and industry standards and requirements.

Dependence on Key Personnel:

The Company is highly dependent on the services of certain key employees. The Company has entered into an employment agreement with some, but not all such employees. The loss of certain key employees' services could have a materially adverse effect on the business and operations of the Company. In addition, the future success of the Company depends upon its ability to attract and retain qualified general personnel, which have sufficient and suited expertise in the GPS tracking industry. There can be no assurance of success in attracting and retaining qualified personnel in the future.

Market for Common Stock; Volatility of Prices:

There has been a limited public trading market for the Company's shares of common stock. There can be no assurance that a regular trading market for the common stock will ever develop or, if developed, that it will be sustained. No assurance can be given that the common stock will be re-listed on the Over-The-Counter-Bulletin-Board (OTCBB). The market price of the common stock could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of operations of the Company or other companies in the GPS tracking industries, changes in conditions affecting the economy generally, analyst reports, general trends in industry, and other political or socioeconomic events or factors.

Possible Other Risks:

In addition to all risks and assumptions including, but not limited to, those identified under this "Risk Factors" section, businesses are often subject to risks not foreseen or fully appreciated by management. In reviewing this report, investors and potential investors should keep in mind other possible risks that could be important. Among key factors that may have a direct bearing on the Company's results are competitive practices in GPS tracking industries, the ability to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future research and development requirements of GPS products, commitments and expansion, and the impact of current and future laws and governmental regulations on operations.

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

Revenues - Product Sales:

For the nine months ended September 30, 2005 and 2004 revenues from product sales increased by 100%, or $255,060 as compared to the same period a year ago, primarily due to;

      o An increase of $255,060, or 100% in product sales revenue from the sale of tracking devices.

Revenues - Other Income:

For the nine months ended September 30, 2005 and 2004 revenue from other income decreased by 12%, or $444,435 as compared to the same period a year ago, primarily due to;

      o A decrease in interest income of $311,173, or 10%, primarily resulting from a reduction of interest income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools;

      o A decrease of $4,648, or 79% in other loan fees is the result of terminations of the servicing of loan pools with various credit unions;

      o A decrease of $53,768, or 100%, in direct mail revenue as these services were phased out by June 30, 2004; and

      o A decrease of $74,846, or 7%, in gain (loss) on sale of loans resulting from a reduction in the Company's portfolio of automobile finance receivables; and

      o Limiting the Company's ability to realize some or all of the benefits of significant business opportunities.

Cost of Sales - Product Sales:

For the nine months ended September 30, 2005 and 2004 cost of product sales increased by 100%, or $191,500 as compared to the same period a year ago, primarily due to;

      o An increase of $191,500, or 100% in product sales cost relating to the sale of tracking devices.

Operating Expenses:

The loss from operations for the three months ended September 30, 2005 increased by $153,420, or 141% and for the nine months ended September 30, 2005 decreased by $802,681, or 67%, respectively, as compared to the same periods a year earlier.

      o Interest Expense decreased by $32,778 and $244,785 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods a year earlier. The decrease was mainly attributed to the reduction of amounts payable related to the Company's credit facility and amounts payable related to credit union participation transactions;

      o Deferred Financing Costs decreased by $83,666 and $68,623 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods a year earlier primarily as a result of the Company selling a large portion of the finance receivable portfolio.

      o Compensation and benefits decreased by $312,506 and $562,652 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods a year earlier primarily due to staff reductions as a result of selling a large portion of the Company's finance receivable portfolio and elimination of the sales staff;

      o Office, occupancy and equipment decreased by $100,332 and $379,059 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods a year earlier primarily due to a decrease in rent and associated rent expense as a result of closing office locations in California and Texas;

      o Professional fees increased by $52,610 and $117,426 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods a year earlier primarily due to increased needs related to legal council, accounting fee requirements, and consulting fees;

      o Loan Servicing expenses decreased by $3,284 and $104,511 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods a year earlier primarily due to a direct result of the Company's sale of a significant portion of the finance receivables portfolio and its termination of the servicing of loan pools with various credit unions;

      o Depreciation and amortization expense decreased by $72,875 and $229,167 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods a year earlier due to specific assets being fully depreciated by year ending 2004;

      o The Company incurred product development costs of $276,000 during the nine months ended September 30, 2005 for software and enhancements related to the GPS tracking devices.

      o Provision expense for finance receivables loss decreased by $283,194 and $44,034 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods a year earlier primarily due to the loan loss reserve requirement calculated on a minimal loan pool in 2005; and

      o Marketing expense increased by $17,100 and $63,203 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods a year earlier primarily due to advertising expense associated with marketing GPS products.

Other deductions decreased by $13,876 for the three months ended and increased by $2,521,803 for the nine months ended September 30, 2005, respectively, as compared to the same periods a year earlier primarily due to:

      o A beneficial conversion feature expense of $2,535,679 was recorded in the three months ending March 31, 2005 due to certain terms of an obligation, which was assigned to a related third party (see Note
            12). In the three months ending September 30, 2005, $13,876 was recorded as a repayment of the obligation.

Liquidity:

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $1,640,885, and net losses of $4,162,688 for the nine months ended September 30, 2005. In 2005, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from: issuances of additional common stock; notes payable; proceeds from the sales of auto finance receivables; interest income and service fees related to auto finance receivables and from the sale of tracking devices.

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

      o The Company's debt to a former director consisted of two obligations in default at December 31, 2004 totaling $286,874. The obligations matured in October 2004 and June 2005 with interest rates at 12% and 18%. The Company and its former director are presently in negotiations to extend the terms of the obligation; and

      o In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. At September 30, 2005, the balance equals $166,085 and is in default. The Company is presently negotiating revised payment terms with the lender.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

                                        NINE MONTHS ENDED
                                          SEPTEMBER 30,
                                          (UNAUDITED)
                              ----------------------------------
                                 2005                    2004
                              -----------           ------------

Cash provided by (used in):
Operating activities          $   (65,488)          $ (2,517,525)
Investing activities               (3,142)                15,878
Financing activities               47,291           $  1,889,234
                             ------------           ------------
   Decrease in cash           $   (21,339)          $    612,413
                              ===========           ============

The Company provided collection and servicing activities on a fee basis for finance receivables sold to credit unions on a non-guaranteed basis in addition to providing such services to credit unions for financing receivables not purchased from the Company. At September 30, 2005, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately $92,903.


Net cash used in operating activities for the nine months ended September 30, 2005 decreased to $65,488 from cash used in operations of $2,517,525 for the nine months ended September 30, 2004. The decrease is essentially comprised of the following specifics:

      o Deferred financing costs increased by $103,883 due to costs incurred for funds received under a note payable;

      o Principal payments collected on finance receivables decreased by $600,656 due to the reduction of the automobile installment loan portfolio from sales to financial institutions;

      o Consumer loan originations decreased by $1,535,949 due to the termination of point-of-sale acquisitions;

      o The provision for loan losses decreased by $61,656 due to loan pool sales reducing the need for a large loan loss provision;

      o Accounts payable and other accrued expenses decreased by $44,634 due to a decrease in rent and associated rent expense as a result of closing office locations in California and Texas.

      o Depreciation and amortization expense decreased by $233,690 due to impairment write-off of intangible assets and fully depreciated assets in December 2004.

      o Stock issuances used for compensation and obligations related to notes payable increased by $1,274,046 due to Company's limited availability of working capital.

Net cash used in investing activities was $3,142 for the nine months ended September 30, 2005 compared to cash provided by investing activities of $15,878 for the nine months ended September 30, 2004. The Company purchased fixed assets of approximately $3,142 for the nine months ended September 30, 2005.

Net cash provided by financing activities was $47,291 for the nine months ended September 30, 2005 compared to cash provided by financing activities of $1,889,234 for the nine months ended September 30, 2004. Approximately $40,964 received from notes payable financed the Company's working capital needs for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, the Company received $602,437 from borrowings under the line of credit, $703,321 in advances from affiliates, and $581,466 in proceeds from loan sales.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit for non-payment of a total purchase price paid for certain retail motor vehicle loan contracts. The Company has accrued approximately $116,000 for this potential liability. The Company has filed a counter claim for approximately $175,000. The Company confirms a Rule 11 Agreement that this case is settled under the following condition. On the date of settlement, the Company will issue sufficient shares of common stock with a value of $25,000.

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

For the nine months ended September 30, 2005, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

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

      G. In April 2005, 1,000,000 Common Shares were issued in payment for financing costs at $0.175 per share ($175,000)

      H. In June 2005, 11,000,000 Common Shares were issued to a former executive in lieu of compensable salary for the 2005 year at $0.045 per share ($495,000)

      I. In July 2005, the Company approved at a special meeting of the Board of Directors the issuance of 2,500,000 shares of common stock at $0.08 per share under a Subscription Agreement (Regulation S Investment) whereby the Company received $200,000; and

      J. In September 2005, the Company issued 7,000,000 shares of common stock at $0.07 per share ($490,000) for the purchase of certain software, firmware and product enhancements.

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

On December 26, 2005, the Company, as a prerequisite to a more definitive agreement, entered into an agreement to solely purchase certain software, firmware and product enhancements developed by RSSI. The transaction is subject to the execution and delivery of the more definitive written agreement and other documents between the Company and RSSI. In September 2005, the Company issued 7,000,000 shares of common stock to RSSI as compensation for the purchase of the software, firmware and product enhancements. Pursuant to its agreement with RSSI, the Company issued 4,100,000 additional shares of common stock as additional compensation to RSSI. Further, the Company will provide an intermittent royalty based on the sale of components and usage of the web interface by consumers as compensation to RSSI, subject to certain milestones.

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

                                         /s/ CHARLES NORMAN
                                         -------------------------------------
                                         Charles Norman
                                         Chief Executive Officer
                                         Date: January 14, 2006

                                         /s/ PETER UBALDI
                                         -------------------------------------
                                         Peter Ubaldi
                                         President and Chief Financial Officer
                                         Date: January 14, 2006