Form 10KSB
period 2005-12-31
Homeland Security Network, Inc.
filed 2006-04-07
CIK 790066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

State issuer's revenues for its most recent fiscal year: $318,978.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $2,471,855, based on the $0.05 per share price at which common equity was sold on March 30, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 171,623,930 shares of Common Stock, $.001 par value, as of March 30, 2006.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
FORM 10-KSB
YEAR ENDED DECEMBER 31, 2005

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-kSB for the period ended December 31, 2005 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Homeland Security Network, Inc. (collectively, with its subsidiaries, “HSNI” or the “Company”) with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, HSNI also provides forward-looking statements in other materials HSNI releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in HSNI’s quarterly reports on Form 10-QSB and current reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to HSNI’s operations and the business environment in which HSNI operates, which may cause its actual results to be materially different from any future results, express or implied, by such forward-looking statements. Statements in this annual report and the exhibits to this report should be evaluated in light of these important risks, uncertainties and factors. HSNI is not obligated to, and undertakes no obligation to publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

PART I

ITEM I. DESCRIPTION OF BUSINESS

The Company

The Company is a Nevada corporation formed in 1993. HSNI’s principal executive office is located at 2500 Legacy Drive, Suite 226, Frisco, Texas. HSNI’s telephone number is (214) 618-6400. HSNI’s website is www.hsni.us.

This report, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC’s website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on HSNI’s website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material HSNI files with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business. The Company intends `Homeland Security Network, Inc.' to be recognized as a provider of technology products and services for tracking and recovering valuable mobile assets. The Company anticipates its new course of business will capitalize on rapidly emerging, largely under-served, GPS tracking markets. HSNI plans to serve the concerns and requirements of the individual consumer and corporations. HSNI is predominantly targeting markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. These markets could have a potential demand in excess of 100 million units in the United States, Canada and Mexico over the next decade. The Company expects to impact the GPS tracking industry with state-of-the-art software, as with its ability to provide low cost tracking hardware, and its ability to offer a cost-effective data transmission fee. The Company's GPS products incorporates map tracking and trailing, geo-fencing alerts for designated parameter infringements, and the ability to control vehicle functions with voice commands from its customer's web-enabled mobile phones or personal computers, via the company's internet website system software. The Company plans to continually enhance features.

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

The Company entered into a letter of intent dated as of January 2005 with Rodwell Software Systems, Inc. (“RSSI) regarding the Company's acquisition of all of the issued and outstanding capital stock of RSSI subject to certain adjustments at the closing of the acquisition plus assumption of certain transaction and related costs and expenses. The letter of intent was subject to various conditions and approvals and contemplated that the acquisition would be effected through the merger of RSSI with and into the Company, with the Company as the surviving corporation. The Company's intention to acquire RSSI was to significantly increase its software/firmware development capabilities, which combines GPS tracking with a web interface in one simple device working in tandem with a cell phone, PDA or computer. The acquisition was not consummated by mutual agreement.

On December 26, 2005, the Company, as a prerequisite to a more definitive agreement, entered into an agreement to solely purchase certain software, firmware and product enhancements developed by RSSI. The transaction is subject to the execution and delivery of the more definitive written agreement and other documents between the Company and RSSI. In September 2005, the Company issued 7,000,000 shares of common stock to RSSI as compensation for the purchase of the software, firmware and product enhancements. In December 2005, pursuant to its agreement with RSSI, the Company issued 4,100,000 shares of common stock as additional compensation to RSSI. Further, the Company will provide an intermittent royalty based on the sale of components and usage of the web interface by consumers as compensation to RSSI, subject to certain milestones. The Company incurred product development costs of $313,000 during the year ended December 31, 2005 for software related to the GPS tracking devices.
The more definitive agreement will include additional language, without limitation, regarding an exclusive permanent License, attached schedules, representations, warranties and exceptions, and other matters with respect to the transaction.

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

Risk Factors

Limited Operating History of Present Business:

In August 2004, as described under Part I, Item 1, the heading “Acquisition by AutoCorp Acquisition Partners”, the Company’s stock was acquired by a partnership formed by the then President (and CEO) and Executive Vice President of the Company. Although the Company’s current management has extensive operating experience in the consumer finance industry, the brief operating history as a provider of technology products and services for tracking and recovering valuable mobile assets provides only a limited basis for evaluation. The prospects for the Company must be considered in light of the risks, expenses, difficulties and problems frequently encountered in transitioning a company.

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

Risk Associated with Expansion:

The Company's growth strategy may include future mergers or acquisitions, or expansion of services and products offered. There can be no assurance that management will successfully integrate the “refocused” operations of the Company with those that may be acquired or established in the future and effectively manage the combined enterprise. There will be a need to limit overhead as additional operations may be acquired while still maintaining sufficient staff. Failure to do so would have a materially adverse effect on the business, financial condition and results of operations of the Company (See Plan of Operations).

General Economic Conditions:

The Company's new business is related, in part, to the sale of new and pre-owned automobiles. Sales are affected by employment rates, prevailing interest rates, and other general economic conditions. Economic slowdown or recession could lead to inventory and production decreases. Adverse economic changes and sluggish sales of new and pre-owned automobiles and weaknesses in the economy could lead to a decline in the sale of tracking devices.

Competition:

The Company will compete with other product and service suppliers in the GPS industries. The GPS tracking industry relies on coordinating the merging of four separate components in order to operate as a GPS tracking system. They are; hardware, firmware, a software or application system, and wireless communication providers. The Company is a GPS tracking company that has adapted its hardware and software capabilities to operate on what is currently the least costly type of airtime network provider in the industry. It is possible that our competitors could adapt their hardware and software to also utilize the Company’s current airtime provider. This event could reduce the size of the Company’s targeted markets.

Dependence on Key Alliances:

Presently, the Company is dependent on a single electronics developer and manufacturer to develop and manufacture the Company’s products. It is possible that new emerging technologies could render the Company’s product obsolete or that procurement of supplies could become scarce or more costly to acquire should the Company’s supplier terminate its alliance with the Company or drop from the market place.

Additionally, the Company presently relies on the ability of a single wholesale distributor to market and sell the products. Many competitors are larger and have greater financial and marketing resources than the Company. Should the Company or its distributor terminate its alliance to market and distribute products, the Company’s ability to generate required capital could be significantly impaired.

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

Market for Common Stock; Volatility of Prices:

There has been a limited public trading market for the Company’s shares of common stock. There can be no assurance that a regular trading market for the common stock will ever develop or, if developed, that it will be sustained. No assurance can be given that the common stock will be re-listed on the Over-The-Counter-Bulletin-Board (OTCBB). The market price of the common stock could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of operations of the Company or other companies in the GPS tracking industries, changes in conditions affecting the economy generally, analyst reports, general trends in industry, and other political or socioeconomic events or factors.

Liquidity and Need for Additional Funding:

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. Various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures on other forms of debt will be pursued. The Company is currently negotiating additional investments in the Company. However, there can be no assurance that additional funding will be available when needed, or if available, that its terms will be favorable or acceptable.

Substantial Leverage:

Although substantially leveraged at the end of fiscal year 2005, in order to meet the ongoing working capital requirements of the Company, additional indebtedness may have to be incurred, perhaps resulting in a more highly leveraged capital structure. A highly leveraged capital structure could have adverse consequences, including:

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

Interest Rate Fluctuations:

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

Seasonality; Variability of Quarterly Operating Results:

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

Lack of Prospective Dividends:

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

Inflation:

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

Employees

At December 31, 2005, the Company employed a total of 8 people. No employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The principal executive office of the Company is located at 2500 Legacy Dr., Suite 226, Frisco, Texas 75034. Approximately 4,069 square feet of leased premises are at this location. The rent is approximately $84,000 per year. The lease expires in December 2010.

The Company leases its principal executive office in Frisco, Texas from a related party on a month to month basis, which commenced in September 2004. The Company is responsible for its proportionate share of operating expenses of the premises. Rent expense totaled $45,064 for the year ended December 31, 2005 and $235,753 for the year ended December 31, 2004. The Company intends to contractually assume the lease that the related party has entered into with the property owners.

Management believes the Company's facilities and equipment are in good repair and are adequate for current needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is presently not a party to any legal proceeding that it considers other than to be routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM. 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is categorized as “Other OTC” as a security that is neither listed on NASDAQ or any stock exchange, nor quoted on the OTC Bulletin Board; bids and offers are not centrally collected. The name of the Company was changed to Homeland Security Network, Inc. on March 1, 2005, and the symbol was changed to “HSYN” effective March 16, 2005. It can be viewed at http://quotes.nasdaq.com.

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

The table below lists the high and low bid prices for each quarter of the last two fiscal years.

Bid Quotations*

Fiscal 2005:	Low	High
First Quarter	$0.11	$0.18
Second Quarter	0.025	0.10
Third Quarter	0.07	0.08
Fourth Quarter	0.06	0.06

Fiscal 2004:
First Quarter	0.06	0.10
Second Quarter	0.05	0.45
Third Quarter	0.02	0.06
Fourth Quarter	0.015	0.30

*These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and thus may not represent actual transactions.

Information Relating to the Company’s Voting Securities

Shares of Common Stock are the only voting securities of the Company. Holders of the Common Stock are entitled to one vote on all matters presented to stockholders for each share registered in their respective names. As of March 15, 2006, there were 171,623,930 shares of Common Stock outstanding. The Series A and Series B Preferred Stock have no voting rights.

At December 31, 2005, there were approximately 489 holders of record of the Common Shares of the Company.

The Company has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be retained to finance future growth.

As part of the 2003 merger transaction, of the 10,000,000 Preferred Shares authorized in the Company's Articles of Incorporation, a total of 4,086,856 of those shares were designated as Series "A".

The terms of the Series "A" Preferred Shares are:

•	They have no voting rights, sinking fund provision or redemption rights; and
•	They are convertible into Common Shares on a 10-for-1 basis at any time at the option of the holder.

When or if the Company's Common Stock is accepted for trading in the NASDAQ National Marketing System, the Company will obtain conversion rights with respect to the preferred stock.

The Company has authorized 2,000,000 shares of Series "B" Preferred Stock of which 1,621,642 shares have been issued. The terms of the Series "B" Preferred Shares are:

•	They pay non-cumulative dividends at the rate of 5% per year;
•	They have a liquidation preference of $14.64 per share;
•	They have no voting rights, sinking fund provisions or redemption rights; and
•	They are convertible into Common Shares on a 1-for-1 basis.

The holder of the preferred shares will have the right and option with the conversion. A required conversion at the Company’s election will occur if either of the following events takes place:

•	When or if the Company's Common Stock is accepted for trading in the NASDAQ National Marketing System; and
•	When or if the Company's Common Stock is publicly traded at a price equal to $14.64 per share or more.

From January 1, 2003 through December 31, 2005, the Company issued the following securities without registration under the Securities Act of 1933:

•	50,000 shares common stock were issued in 2003 to the Chairman of the Board for services rendered as a consultant.
•	In January 2005, 100,000 shares of common stock were issued to an executive as a hiring bonus at $0.15 per share ($15,000).
•
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

•	In April 2005, 2,070,000 shares common stock were issued to executives and other employees in payment of performance bonuses; 70,000 shares at $0.11 and 2,000,000 shares at $0.02 (totaling $47,000).
•	In April 2005, 380,091 shares common stock were issued as payment for past due interest due on certain notes payable at $0.11 per share ($41,810).
•	In April 2005, 50,000 shares common stock were issued as payment to an executive as a hiring bonus at $0.11 per share ($5,500).
•	In April 2005, 2,207,327 shares common stock were issued as payment to officers in full satisfaction of notes payable at $0.11 per share ($242,806).
•	In April 2005, 1,000,000 shares common stock were issued in payment for financing costs at $0.175 per share ($175,000).
•	In June 2005, 11,000,000 shares common stock were issued to an executive in lieu of compensable salary for the 2005 year at $0.045 per share ($495,000).
•	In July 2005, 2,500,000 shares of common stock were issued at $0.08 per share under a Subscription Agreement (Regulation S Investment) whereby the Company received $200,000.
•	In September 2005, the Company issued 7,000,000 shares of common stock at $0.07 per share ($490,000) for the purchase of certain software, firmware and product enhancements.
•	In December 2005, 9,200,000 shares of common stock were issued to executives and other employees in payment of performance bonuses: $0.03 per share totaling $276,000.
•	In December 2005, 394,793 shares of common stock were issued as compensation and expense reimbursement to an officer: $0.03 per share totaling $11,844.
•	In December 2005, 1,478,693 shares of common stock were issued as payment for past due interest due on certain notes payable: $0.03 per share totaling $44,361.
•	In December 2005, the Company issued 4,100,000 shares of common stock at $0.08 per share for the purchase of certain software, firmware and product enhancements totaling $328,000.
•
In December 2005, the Company issued 5,250,000 shares of common stock at an agreed conversion rate of $0.02 per share as payment in full satisfaction for funds advanced of $105,000, used for working capital needs.

•	In December 2005, the Company issued 2,500,000 shares of common stock as compensation paid for services rendered by Securities Acquisition New York, LLC in 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Management's Discussion and Analysis or Plan of Operations should be read in conjunction with the Audited Consolidated Financial Statements and related notes. The results of operations for the period ended December 31, 2005 are not necessarily indicative of operating results expected for future reporting periods.

Forward Looking Statements

As previously stated on page 3, this report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but not limited to, projections of revenue, income, or loss, estimates of capital expenditures, plans for future operations, products, or services, financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks, uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth herein. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Aforementioned disclosures, as well as other statements in this Report on Form 10-KSB, including those in the notes to the Company’s consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company’s stock price.

Revenues

Product Sales:

For the year ended December 31, 2005 revenues from product sales increased by 100%, or $255,060 as compared to the same period a year ago, primarily due to:

•	An increase of $255,060, or 100% in product sales revenue from the sale of tracking devices.

Other Income:

For the year ended December 31, 2005 revenue from sources categorized as other income decreased by 88%, or $479,525 as compared to the same period a year ago, primarily due to:

•
A decrease in interest income of $334,779, or 90%, primarily resulting from a reduction of interest income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools;

•	A decrease of $11,865, or 51% in other loan fees is the result of terminations of the servicing of loan pools with various credit unions;
•	A decrease of $53,768, or 100%, in direct mail revenue as these services were phased out by June 30, 2004; and

•	A decrease of $79,113, or 87%, in gain (loss) on sale of loans resulting from a reduction in the Company’s portfolio of automobile finance receivables.

Cost of Sales

Product Sales:

For the year ended December 31, 2005 cost of product sales increased by 100%, or $191,500 as compared to the same period a year ago, primarily due to:

•	An increase of $191,500, or 100%, in product sales cost relating to the sale of tracking devices.

Operating Expenses:

Operating expenses for the year ended December 31, 2005 decreased by $291,377, or 9% as compared to the same periods a year earlier primarily due to:

•
Interest Expense decreased by $264,623 for the year ended December 31, 2005 as compared to the same period a year earlier mainly attributed to the reduction of amounts payable related to the Company's credit facility and amounts payable related to credit union participation transactions;

•
Deferred Financing Costs decreased by $118,846 for the year ended December 31, 2005 as compared to the same period a year earlier primarily as a result of the Company selling a large portion of the finance receivable portfolio.

•
Compensation and benefits increased by $8,964 for the year ended December 31, 2005 as compared to the same period a year earlier primarily due to an increase of staff and related benefits for the Company’s GPS product sales;

•
Office, occupancy and equipment decreased by $508,872 for the year ended December 31, 2005 as compared to the same period a year earlier primarily due to a decrease in rent and associated rent expense as a result of closing office locations in California and Texas;

•
Professional fees increased by $107,328 for the year ended December 31, 2005 as compared to the same period a year earlier primarily due to increased needs related to legal council, accounting fee requirements, and consulting fees;

•
Loan Servicing expenses decreased by $114,523 for the year ended December 31, 2005 as compared to the same period a year earlier primarily due to a direct result of the Company's sale of a significant portion of the finance receivables portfolio and its termination of the servicing of loan pools with various credit unions;

•
Depreciation and amortization expense decreased by $267,119 for the year ended December 31, 2005 as compared to the same period a year earlier due to specific assets being fully depreciated by year ending 2004;

•	The Company incurred product development costs of $313,000 during the year ended December 31, 2005 for software and enhancements related to the GPS tracking devices.
•
The Company recognized a gain in decrease of provision for loan losses of $534,269 for the year ended December 31, 2005 as compared to the same period a year earlier primarily due to the loan loss reserve requirement calculated on a minimal loan pool in 2005.

•	Marketing expense increased by $67,094 for the year ended December 31, 2005 as compared to the same period a year earlier primarily due to advertising expense associated with marketing GPS products.
•
Other operating expense decreased by $86,140 for the year ended December 31, 2005 as compared to the same period a year earlier primarily due to a reduction in travel, data processing, and direct mail expenses.

•	The Company incurred bad debt expense of $22,937 during the year ended December 31, 2005 for accounts receivable losses.

Other expenses increased by $1,928,348 for the year ended December 31, 2005 as compared to the same period a year earlier primarily due to:

•
Impairment of intangible assets decreased by $546,275 for the year ended December 31, 2005 as compared to the same period a year earlier due to an impairment of software development in the prior year period.

•
A beneficial conversion feature expense of $2,521,803 was recorded for the year ending December 31, 2005 due to certain terms of an obligation, which was assigned to a related third party (see Note 15); In the three months ending September 30, 2005, $13,876 was recorded as a repayment of the obligation. In December 2005, the obligation was released by the maker and the Company recorded $46,112 of debt relief.

Liquidity

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt will be pursued. The funding should alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $2,719,905, and net losses of $5,194,526 for the year ended December 31, 2005. In 2005, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from: issuances of additional common stock; notes payable; proceeds from the sales of auto finance receivables; interest income and service fees related to auto finance receivables and from the sale of tracking devices.

•
In January 2005, the Company obtained funds after issuing a note payable bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. In February 2006, the note was modified to include the outstanding accrued interest of $17,000 and the maturity date renewed to January 2007. As of February 2006, the balance of the note is $246,325. The note is uncollateralized and the proceeds were used for working capital needs;

•
In March 2005, the Company obtained funds of $134,500 under a note payable bearing interest at 7% per annum from a related third party. In February 2006, the note was modified to include the outstanding accrued interest of $7,375. The note is uncollateralized and matures in April 2006. The proceeds were utilized for working capital;

•
In August 2005, the Company issued 2,500,000 shares of Common Stock at $0.08 per share under a subscription agreement (Regulation S Investment) whereby the Company received $200,000. The proceeds were utilized for working capital;

•
The Company's debt to certain executives at December 31, 2005 is $443,467, which represents unpaid compensation for fiscal year 2005 and loans from executives for certain working capital needs. The Board of Directors approved these amounts to be converted to notes payable. The interest rate is 6% and matures in July 2006;

•
The Company's debt to a former director consisted of two obligations in default at December 31, 2004 totaling $286,874. The obligations matured in October 2004 and June 2005 with interest rates at 12% and 18%. The Company and its former director have completed its negotiations of renewed terms with interest rates at 8% and a maturity date of February 2007;

•
In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. At December 31, 2005, the balance equals $166,085 and is in default. The Company is presently negotiating revised payment terms with the lender.

•	In December 2005, the Company issued 5,250,000 shares of Common Stock at $0.02 per share to a related party as full repayment of funds advanced for working capital needs in the amount of $105,000;

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Year Ended December 31,
2005	2004

Cash provided by (used in):
Operating activities	$(1,044,799)	$(2,388,784)
Investing activities	3,108	15,878
Financing activities	1,023,128	$1,398,472

Decrease in cash	$(18,563)	$(974,434)

The Company provided collection and servicing activities on a fee basis for finance receivables sold to credit unions on a non-guaranteed basis in addition to providing such services to credit unions for financing receivables not purchased from the Company. At December 31, 2005, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately $87,414.

Net cash used in operating activities for the year ended December 31, 2005 decreased to $1,044,799 from cash used in operations of $2,388,784 for the year ended December 31, 2004. The decrease is essentially comprised of the following specifics:

•	Deferred financing costs decreased by $71,617 due to costs incurred for funds received under a note payable in the year ended December 2004;
•	Principal payments collected on finance receivables decreased by $819,492 due to the reduction of the automobile installment loan portfolio from sales to financial institutions;
•	Consumer loan originations decreased by $1,315,730 due to the termination of point-of-sale acquisitions;
•	The credit provision for loan losses increased by $231,491 due to loan pool sales reducing the need for a large loan loss provision;
•	Accounts payable and other accrued expenses increased by $343,884 due to an increase in rent and contractual obligations and other compensation.
•	Proceeds from loans sold decreased by $815,460 due to the reduction of the automobile installment loan portfolio from sales to financial institutions;
•	Depreciation and amortization expense decreased by $274,653 due to impairment write-off of intangible assets and fully depreciated assets in December 2004;
•	Stock issuances used for compensation and obligations related to notes payable increased by $1,009,394 due to Company’s limited availability of working capital.
•
Interest expense relating to a beneficial conversion feature of $2,535,679 was recorded in March 2005 due to certain terms of an obligation, which was assigned to a related third party (see Note 15). In September 2005, $13,876 was recorded as a repayment of the obligation. In December 2005, the obligation was released by the maker and the Company recorded $46,112 of debt relief.

•	Payments to credit unions decreased by $217,917 due to the release of servicing certain participation pools and monthly collections.

Net cash provided by investing activities was $3,108 for the year ended December 31, 2005 compared to cash provided by investing activities of $15,878 for the year ended December 31, 2004. The Company purchased fixed assets of approximately $3,142 and sold fixed assets of approximately $6,250 for the year ended December 31, 2005.

Net cash provided by financing activities was $1,023,128 for the year ended December 31, 2005 compared to cash provided by financing activities of $1,398,472 for the year ended December 31, 2004. Approximately $134,500 received from notes payable and approximately $672,832 in advances from related parties, and $305,000 in proceeds from issuance of common stock financed the Company's working capital needs for the year ended December 31, 2005. For the year ended December 31, 2004, the Company received $183,755 from borrowings under the line of credit, $986,423 in advances from affiliates, and $306,900 in proceeds from notes payable.

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

Critical Accounting Policies

The Company's critical accounting policies are as follows.

Off Balance Sheet Arrangements:

The Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Deferred Tax Valuation:

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

Auto Finance Receivables:

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

Intangible Assets:

Software development costs, recorded at cost, are amortized over five years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company determined that impairment existed at December 31, 2004 and has recorded such loss on the statement of operations.

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to the information from what was disclosed in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 and the Company’s quarterly reports on Form 10QSB for periods ended September 30, 2005. Refer to the Company’s December 31, 2004 annual report on Form 10-KSB and quarterly reports on Form 10QSB for periods ended September 30, 2005 for information regarding quantitative and qualitative disclosures about market risk.

ITEM 7. FINANCIAL STATEMENTS

The following audited consolidated financial statements are attached to and filed as part of this report:

•	Consolidated Balance Sheets for the Years Ended December 31, 2005 and 2004;
•	Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004;
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004;
•	Consolidated Statement of Changes in Shareholders' Equity (Deficit) For the Years Ended December 31, 2005 and 2004; and
•	Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has discharged its Certifying Accountant, KBA Group LLP, effective October 29, 2003. The principal accountant’s reports for the last two fiscal years did not contain adverse opinions as to the Company’s financial statements but were modified to report as to the Company’s ability to continue as a going concern. The decision to change the Company’s accountants was approved by the Company's Board of Directors. During the last two most recent fiscal years or in the subsequent period ended June 30, 2003, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Effective October 29, 2003, Ehrenkrantz Sterling & Co., LLC had been retained as the independent auditor of the Company, and was retained as independent auditor of the registrant for the fiscal year ending December 31, 2003. Prior to the engagement, the Registrant did not consult with Ehrenkrantz Sterling & Co., LLC regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to the Registrant’s financial statements. In addition, the Registrant did not consult with Ehrenkrantz Sterling & Co., LLC, as to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer’s financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue.

On June 1, 2004, Ehrenkrantz Sterling & Co., LLC merged with the firm of Friedman Alpren & Green LLP, which changed its name to Friedman LLP. The new entity, Friedman LLP, has been retained as the independent auditor of Homeland Security Network, Inc., the Registrant, and was retained as independent auditor of the registrant for the fiscal year ending December 31, 2004.

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

For the period since Friedman LLP appointment through December 31, 2004, the Company did not consult with Friedman LLP regarding any matter that was the subject of a "disagreement" with Ehrenkrantz, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or with regard to any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as such consultations as may have been made with former employees of Ehrenkrantz who are now employees of Friedman. The Company filed the March, June, and September 2004 10QSB on April 27, 2005, which include interim financial statements that have not been reviewed by its independent registered public accounting firm, Friedman LLP.

In October 2005, Friedman LLP, the Company's independent registered public accounting firm notified the Company's Board of Directors that it has declined to stand for re-election. The Company's Board of Directors approved the change of its independent registered public accounting firm. The change was not related to any matter concerning the Company, including its selection or application of accounting policies or judgments, the scope of audit, internal controls or integrity of management.

On November 3, 2005, the Company engaged Blaise S. Mazzoni, Certified Public Accountant, of HR Outsourcing Services, Inc. as an independent certified public accountant to review the Company's interim consolidated financial statements on Form 10-QSB for the quarterly reports ended March 31, 2005, June 30, 2005 and September 30, 2005. Prior to the engagement, the Company did not consult with Blaise S. Mazzoni, C.P.A. regarding the application of accounting principles to any completed or contemplated transaction, or the type of audit opinion that may be rendered with respect to the Company's financial statements. No written or oral advise was provided by Blaise S. Mazzoni, C.P.A. that was any factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting. The Company's Board of Directors approved the engagement with its independent certified public accountant.

Effective November 11, 2005, the Company dismissed Blaise S. Mazzoni, C.P.A. as its independent certified public accountant. Blaise S. Mazzoni, C.P.A. did not render any type of accountants' report on the Company's financial statements during his period of engagement. The Company's Board of Directors approved the change in its independent certified public accountant. The change in the Company's independent certified public accountant was not related to any matter or disagreement with Blaise S. Mazzoni, C.P.A. concerning the Company's selection or application of accounting principles or practices, policies or judgments, the scope of audit, internal controls or integrity of management. There is no matter of disagreement, which would cause the Company to make reference to with its report and there were no "reportable events", other than the engagement and dismissal, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-B.

Effective November 29, 2005, the Company engaged Swalm & Associates, P.C. of Plano, Texas as its independent registered accounting firm of the Company for the fiscal year ending December 31, 2005. Prior to the engagement, the Company did not consult with Swalm & Associates, P.C. regarding the application of accounting principles to any completed or contemplated transaction, or the type of audit opinion that may be rendered with respect to the Company's financial statements. No written or oral advise was provided by Swalm & Associates, P.C. that was any factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting. The Company's Board of Directors approved the change in its independent registered public accounting firm.

Effective December 1, 2005, the Company dismissed Swalm & Associates, P.C. as its independent registered public accounting firm. Swalm & Associates, P.C. did not render any type of accountants' report on the Company's financial statements during their period of engagement. The Company's Board of Directors approved the change in its independent registered public accounting firm. The change in the Company's independent registered public accounting firm was not related to any matter or disagreement with Swalm & Associates, P.C. concerning the Company's selection or application of accounting principles or practices, policies or judgments, the scope of audit, internal controls or integrity of management. There is no matter of disagreement, which would cause the Company to make reference to with its report and there were no "reportable events", other than the engagement and dismissal, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-B.

Effective December 1, 2005, the Company engaged BKR Cornwell Jackson & Company, P.C. of Plano, Texas as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005. Prior to the engagement, the Company did not consult with BKR Cornwell Jackson & Company, P.C. regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that may be rendered with respect to the Company's financial statements. The Company's Board of Directors approved the change in its independent registered public accounting firm.

ITEM 8A. CONTROLS AND PROCEDURES

HSNI’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures"(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have identified the following material weaknesses:

•	Less than adequate staff to prepare financial footnotes in accordance with generally accepted accounting principles;
•	Lack of certain internal controls over period-end reporting related to the identification of significant transactions; primarily equity transactions, and accounting for them in the proper periods; and
•	Lack of certain internal controls related to the identification of contractual transactions.

The Company is beginning to undertake a review of its disclosure, financial information and internal controls and procedures. The Company believes the appropriate direction to be undertaken is as follows:

•	The Company will augment, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting;
•
A process has been established whereby accounting and operational personnel and an executive management member collectively determine the appropriate accounting and disclosure review of material agreements; and

•	The Company has instituted regular quarterly meetings to review each department's significant activities and respective disclosure controls and procedures.

The Chief Executive Officer and the Chief Financial Officer believe these actions have and will further strengthen the internal controls of the Company. Although not yet accomplished, the Company is committed to augment, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting. The Company intended and expected to have such in place by the end of the first quarter of 2006; however, the Company now expects to have such in place by the end of the second quarter of 2006.

ITEM 8B. OTHER INFORMATION

None applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Members of the Board of Directors are elected to serve until the next annual meeting or until their successor is elected and qualified. As of March 15, 2006, the date of the next annual meeting has not been selected. The Company presently contemplates that should a 2006 Annual Meeting of Shareholders be held, the newly elected Directors will hold a regular annual meeting of the Board of Directors. If a regular meeting is not held, the Directors will sign a unanimous consent in lieu of holding the meeting and will re-elect the current officers to the same positions for the coming year.

The Executive Officers and Directors of the Company as of March 15, 2006 are:

Name	Age	Position	Director Since

Charles Norman	48	Chief Executive Officer; Director; Chairman	2003

Peter Ubaldi	60	President; Director; Chief Financial Officer; Treasurer	2004

A brief statement setting forth the principal occupation and certain other information for each of them is set forth below.

Mr. Norman’s experience includes consumer banking, consumer finance companies, and the automobile industry. Mr. Norman has been involved in raising capital and has served in successful turnaround executive management roles in private and publicly help companies, as well as extensive entrepreneurship as a passive investor and/or managing partner. Mr. Norman has ten years of experience in various senior capacities running publicly traded companies.

In April 2003, (amended and restated January 2004, amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Charles W. Norman. The Agreement provides that Mr. Norman shall serve as the Chief Executive Officer of HSNI to January 1, 2007. The duration of the Agreement is for a period of two years marked by the amended and restated date of January 1, 2005. At any time prior to the expiration of the Agreement, HSNI and Mr. Norman may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Norman, as the Chief Executive Officer, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Norman is eligible to be paid bonuses, from time to time, at the discretion of HSNI’s Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Norman shall be entitled to severance compensation in an amount equal to twenty-four months’ of base salary as shall exist at the time of such termination.

Mr. Ubaldi has worked in the finance industry for thirty six years. Mr. Ubaldi began his career with a major CPA firm and has since specialized in various finance-related industries as an investment banker and executive manager. Mr. Ubaldi has extensive experience with major banking institutions, as well as specialty finance and equipment leasing companies. Mr. Ubaldi has three years of experience in various senior capacities running publicly traded companies.

In May 2004, (amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Peter Ubaldi. The Agreement provides that Mr. Ubaldi shall serve as the President of HSNI to January 1, 2007. The duration of the Agreement is for a period of two years marked by the amended and restated date of January 1, 2005. At any time prior to the expiration of the Agreement, HSNI and Mr. Ubaldi may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Ubaldi, as the President, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of HSNI’s Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months’ of base salary as shall exist at the time of such termination.

Indemnification of Directors and Officers

Subject to and subsequent to an appointment or election as an officer or director, the Company provides contractually indemnification.

The Company agrees to indemnify the positions of directors and officers as follows: A director or officer shall not be liable for any claim or demand on account of damages in any manner. The Company agrees to indemnify and hold directors or officers, without limitation, harmless from any and all damages, losses (which shall include any diminution in value), shortages, liabilities (joint or several), payments, obligations, penalties, claims, litigation, demands, defenses, judgments, suits, proceedings, costs, disbursements or expenses of any kind or nature whatsoever, specifically including without limitation, fees, disbursements and expenses of attorneys, accountants and other professional advisors and of expert witnesses and cost of investigation and preparation. A director or officer will be indemnified from any decision or action taken prior to his or her hire date as a director or officer.

Code of Ethics

The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions.

The Company deferred its adoption of a code of ethics due to events such as the change of control, the Company's contraction, and the refocus of the Company’s business.

The Company anticipates adopting a code of ethics as soon as is practical and it will be posted on the Company’s Web Site.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for each of the last three fiscal years, cash and certain other compensation paid by the Company for its Chief Executive Officer, President and Chief Financial Officer. None of the next highly compensated officers serving on December 31, 2005 received more than $100,000 for fiscal 2005.

Long Term Compensation

Name/Principal	Fiscal Year	Annual Compensation		Awards and Payouts
Position		Salary	Bonus	Stock	Options	LTIP
				Awards	SARs
Charles Norman

CEO	2005	$256,000	—	—	—	—

CEO	2004	$250,000	—	—	—	—

CEO & President	2003	$250,000	$25,000	—	—	—

Peter Ubaldi

President & CFO	2005	$256,000	—	—	—	—

CFO	2004	$206,458	—	—	—	—

	2003	—	—	—	—	—

Stock Plan

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of December 31, 2005, 1,990,289 shares had been exercised and issued under the Plan, 9,711 shares were available for future issuance.

In January 2005, HSNI issued 100,000 shares of common stock with a par value of $.001. They were issued to an executive as a hiring bonus and are reflected in operating expenses of the consolidated financial statements at $0.15 per share ($15,000) for period ended December 31, 2005. No options were granted and no warrants were authorized during 2005.

Compensation of Directors

No Directors fees were paid during fiscal 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 30, 2006, concerning the beneficial ownership of Common Stock by all Directors and nominees, officers, all Directors and officers of the Company, as a group, and each person who beneficially owns more than 5% of the 171,623,930 outstanding shares of Common Stock, $.001 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated;

Number of Shares Beneficially Owned and Percent of Class

Directors, Named Officers and 5% Stockholders	Common Stock	Percent of Common Stock	Series A Preferred	Percent of Series	Series B Preferred	Percent of Series	Percent Voting Power
AutoCorp Acquisition Partners (1)	—	—	4,086,856	100%	1,621,642	100%	—
Charles Norman, Director, Chief Executive
Officer (2)	47,017,922	27.40%	2,043,428	50%	810,821	50%	27.48%
Peter Ubaldi, Director President, Chief
Financial Officer, Treasurer (3)	45,761,905	26.66%	2,043,428	50%	810,821	50%	26.66%
William Merritt (4)	9,400,000	5.48%	—	—	—	—	5.48%
Securities Acquisition New York, LLC (5)	8,907,000	5.19%	—	—	—	—	5.19%
Roderick Michael Johnson (6)	11,100,000	6.47%	—	—	—	—	6.47%
Jay Doleh, Chief Technology Officer (7)	2,000,000	1.17%	—	—	—	—	1.17%
Michael R. Dumont, Chief Compliance Officer	4,000,000	2.33%	—	—	—	—	2.33%
Donna Blohm, VP of Accounting and Controller	1,050,000	0.61%	—	—	—	—	0.61%
Terri Ashley, Secretary, VP of Investor Relations	3,024,131	1.76%	—	—	—	—	1.76%
Roy Pardini, VP of Sales	5,453,577	3.18%					3.18%
All directors, director nominees and officers as a group	108,307,535	63.11%	4,086,856	100%	1,621,642	100%	63.11%
All 5% beneficial owners	122,186,827	71.19%	4,086,856	100%	1,621,642	100%	71.19%

1.
Messrs. Norman and Ubaldi each own a 50% interest in AutoCorp Acquisition Partners and constitute 100% of the HSNI’s Board of Directors. AutoCorp Acquisition Partners as a company does not have a common equity position in HSNI. The preferred shares, however, reside in the name of AutoCorp Acquisition Partners. As a corporation, AutoCorp Acquisition Partners is not listed on the issuer’s shareholder list.

2.
HSNI’s shareholder records reflect that this block of shares is held as follows: Charles Norman, (1,445,422); Charles and/or Desiree Norman, (45,000,000 shares); and CEDE & Co. - cert. no. 5124, (572,500). HSNI knows these parties to be affiliated.

3.
HSNI’s shareholder records reflect that this block of shares is held as follows: Peter Ubaldi Revocable Trust, (36,000,000); Peter Ubaldi, (3,761,905 shares); Jason Ubaldi, (3,000,000 shares); and Michael & Allison Louro, (3,000,000). HSNI knows these parties to be affiliated.

4.	HSNI’s shareholder records reflect that this block of shares is held as follows: William Merritt, (600,000); and BBK Investments (9,000,000). HSNI knows these parties to be affiliated.

5.
HSNI’s shareholder records reflect that this block of shares is held as follows: Market Connexxions LLC, (5,857,000); W-Two LTD, (1,250,000 shares); and ProMark, Inc., (1,800,000 shares). HSNI believes, but has not been able to ascertain that these parties are affiliated with Securities Acquisition New York, LLC.

6.
HSNI’s shareholder records reflect that this block of shares is held as follows: Roderick Michael Johnson, (7,000,000); and Rodwell Software Systems, Inc. (4,100,000). HSNI knows these parties to be related parties.

7.
HSNI’s shareholder records reflect that this block of shares is held as follows: Versa Tech Solutions, (2,000,000). HSNI knows these parties to be affiliated. Mr. Doleh is an officer and a principal of Versa Tech Solutions.

Any of the above parties may wish to disclaim beneficial ownership of any of such shares. Additionally, HSNI has not been able to ascertain any affiliation other than stated, which may have interest in shares of HSNI common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated there under require that directors and executive officers of the Company and beneficial owners of greater than 10% of the Company's Common Stock file various reports with the Securities and Exchange Commission.

The Company does not file on these individuals’ behalf and solely reviews reports furnished to HSNI. The Company has reviewed its files with respect to fiscal 2005. The following persons failed to file timely or did not file a Form 3, Form 4 or Form 5 within fiscal year 2005: Charles Norman; and Peter Ubaldi.

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

Pacific Holdings Group, Inc.

On June 30, 2003, Pacific Auto Group, Inc. (“PAG”) became a wholly owned subsidiary of Homeland Security Network, Inc. (“HSNI”), and the HSNI securities described below were issued to Pacific Holdings Group, Inc. (“PHG”), the sole stockholder of PAG. The form of the transaction was a reverse triangular merger, whereby a newly formed, wholly owned, acquisition subsidiary of HSNI merged with and into PAG, with PAG being the surviving corporation in the merger and a subsidiary of HSNI.

On June 30, 2003, PHG was 100% owned by PUSA. On December 2, 2002, PUSA filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The ultimate parent company was PEWC. PAG is the holding company for its wholly owned subsidiary American Finance Company, Inc. (“AFCO”). AFCO's principal operations consisted of the purchase of automobile finance receivables, collateralized by new and pre-owned automobiles, from franchised and independent automotive dealers throughout the United States.

PUSA was the primary domestic parent company of the entire group, owning all of the outstanding stock of PHG.

Effective June 30, 2003, HSNI issued 100,000,000 shares of its Common Stock and 4,086,586 shares of its Series A convertible stock to PHG, the parent company of PAG, resulting in PHG owning approximately 94.0% of the outstanding HSNI shares.

Pacific Financial Group, Inc. (“PFG”), an affiliate of PHG, owned 1,621,642 shares of Series B Non-Cumulative Convertible Preferred Stock of HSNI; par value $0.001 per share (the "Series B Preferred Shares"). Those Series B Preferred Shares were convertible at any time, at the option of the holder on a one-for-one basis, into 1,621,642 HSNI Common Shares. The Series B Preferred is non-voting stock.

Subsequent to the June 30, 2003 merger transaction, on a fully-diluted basis, PFG immediately beneficially owned 1,621,642 HSNI Common Shares, and PHG beneficially owned 136,490,202 HSNI Common Shares. On a fully diluted basis, PHG and PFG together beneficially owned 142,490,202 HSNI Common Shares, which represented 95.66% of the 148,953,873 HSNI Common Shares that would then be outstanding.

On June 30, 2003, Pacific USA Holdings Corp. (“PUSA”) was the sole stockholder of PFG and PHG and as such beneficially owned 142,490,202 HSNI Common Shares. Pacific Electric Wire and Cable (“PEWC”) was the sole shareholder of PUSA and as such beneficially owned 142,490,202 HSNI Common Shares, which represented 95.66% of the 148,953,873 HSNI Common Shares then, outstanding.

On August 20, 2004, PHG, the then controlling shareholder of the Company, and one of its affiliates, Pacific Financial Group (“PFG”) and, collectively with PHG, the ("Sellers"), sold their stock to a partnership, AutoCorp Acquisition Partners (“AAP”, the "Purchaser") formed by the then President (and CEO) and Executive Vice President of the Company.

The Purchaser designated Charles Norman, the then President (and CEO) and Peter Ubaldi, the then Executive Vice President of the Company (the "Purchaser Designees") who were elected to the Board of Directors. The Purchaser Designees became a majority of the Board after the tenth day subsequent to the mailing and filing of the Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated there under. The Purchaser is now the beneficial owner of the majority of the Company's stock and the Purchaser Designees constitute 100% of the Company's Board of Directors.

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

Rodwell Software Systems, Inc.

The Company entered into a letter of intent dated as of January 2005 with Rodwell Software Systems, Inc. (“RSSI) regarding the Company's acquisition of all of the issued and outstanding capital stock of RSSI subject to certain adjustments at the closing of the acquisition plus assumption of certain transaction and related costs and expenses. The letter of intent was subject to various conditions and approvals and contemplated that the acquisition would be effected through the merger of RSSI with and into the Company, with the Company as the surviving corporation. The Company's intention to acquire RSSI was to significantly increase its software/firmware development capabilities, which combines GPS tracking with a web interface in one simple device working in tandem with a cell phone, PDA or computer. The acquisition was not consummated by mutual agreement.

On December 26, 2005, the Company, as a prerequisite to a more definitive agreement, entered into an agreement to solely purchase certain software, firmware and product enhancements developed by RSSI. The transaction is subject to the execution and delivery of the more definitive written agreement and other documents between the Company and RSSI. In September 2005, the Company issued 7,000,000 shares of common stock to RSSI as compensation for the purchase of the software, firmware and product enhancements. In December 2005, pursuant to its agreement with RSSI, the Company issued 4,100,000 shares of common stock as additional compensation to RSSI. Further, the Company will provide an intermittent royalty based on the sale of components and usage of the web interface by consumers as compensation to RSSI, subject to certain milestones. The Company incurred product development costs of $313,000 during the year ended December 31, 2005 for software related to the GPS tracking devices.
The more definitive agreement will include additional language, without limitation, regarding an exclusive permanent License, attached schedules, representations, warranties and exceptions, and other matters with respect to the transaction.

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

In December 2004, subsequent to the assumption of this note payable by Securities Acquisition New York, LLC (“SANY”), a related party, the Board of Directors of the Company resolved to both convert this note payable and consent to an amended conversion calculation at a rate permitting 10,000 shares of common stock to be issued in exchange for each $1.00 of reduction in the outstanding principal of this note payable.

Based on the aforementioned amendment to the conversion calculation rate, the Company performed two conversions, which were elected by the entity holding the note payable: January 2005, the Company issued 3,429,355 shares valued at $0.11 per share at $377,229; and in March 2005, the Company issued 12,000,000 shares valued at $0.18 per share at $2,160,000, totaling $2,537,229 resulting in a charge in the statement of operations. See Item 11, Security Ownership of Certain Beneficial Owners and Management. The applied conversion rate was adjusted and recalculated by the Board of Directors.

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

In the year ended December 31, 2005, $13,876 was recorded as a repayment of the obligation. On December 30, 2005, the Company was entirely relieved of this related party note payable of $46,113 with a recorded balance of $46,311. The Company received an unconditional release by the holder of the note from any and all obligations.

Operating Lease

The Company leases its principal executive office in Frisco, Texas from a related party on a month to month basis, which commenced in September 2004. Effective January 2006, the annual rent will increase to approximately $84,000 per year. The Company is responsible for its proportionate share of operating expenses of the premises.

Securities Acquisition New York, LLC

In November 2004, the Company signed a proposal for certain services to be performed by Securities Acquisition New York, LLC to plan and re-capitalize the business. The proposal agreement provided for various services, which included certain merger services and capital sourcing activities and related services. The Company only partially implemented the services provided by the proposal agreement from January 2005 through March 2005, and since then effectively abandoned the core strategy encompassed in the agreement. Formerly, the Company had not agreed to nor had it made any provisions for any additional compensation. The Company and Securities Acquisition New York, LLC concluded their discussions regarding a resolution of the matter. In December 2005, the Company issued 2,500,000 shares of common stock as compensation paid for services rendered by Securities Acquisition New York, LLC in 2005. Given the additional consideration, Securities Acquisition New York, LLC is fully and entirely compensated.

For other related party transactions see Financial Footnotes 12, 13, 14, 15, 19 and 24.

ITEM 13. EXHIBITS

Exhibit Index

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit Number	Description

3.1	Amendments to Articles of Incorporation (incorporated by reference to Exhibit C of HSNI’s February 7, 2005 DEF 14C)

10.1	Acquisition Agreement (incorporated by reference to Exhibit 2.1 of HSNI’s August 31, 2004 8-K)

10.2	Purchase Agreement (Rodwell Software Systems, Inc.)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 10.1 of HSNI’s May 18, 2004 10-KSB)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Fees for audit services totaled approximately $55,500 and $40,000 in 2005 and 2004, respectively. There were no audit related tax, or other fees paid to the Company’s independent registered public accounting firm.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Homeland Security Network, Inc.

We have audited the accompanying consolidated balance sheet of Homeland Security Network, Inc. and its subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeland Security Network, Inc. and its subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered losses from operations, incurred negative cash flows from operations, and has a shareholders’ deficit at December 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 5. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ BKR Cornwell Jackson
Plano, Texas
March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Homeland Security Network, Inc.
Frisco, TX

 We have audited the accompanying consolidated balance sheet of Homeland Security Network, Inc., formerly AutoCorp Equities, Inc., and Subsidiaries, as of December 31, 2004 and the related consolidated statements of operations, and stockholders deficit and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's' internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeland Security Network, Inc. and Subsidiaries as of December 31, 2004 and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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

Friedman LLP
East Hanover, New Jersey

August 23, 2005

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash	$2,776	$21,339
Accounts Receivable - related parties	133,250	—
Finance receivables, net of allowances of $132,077 and
$322,213, respectively	10,482	412,932
Prepayments and other current assets	1,055	11,846
Total current assets	147,563	446,117
Property, plant and equipment, net of accumulated
depreciation of $38,674 and $427,772, respectively	19,065	21,439
Capitalized software, net of accumulated amortization of
$29,967 and $0, respectively	788,033	—
Deferred charges and other assets:
Security deposits	7,036	20,750
Miscellaneous receivable	599	24,185
Total other assets	7,635	44,935
Total assets	$962,296	$512,491
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$872,557	$861,894
Accounts payable and accrued liabilities to related parties	318,713
Notes payable to related parties	1,094,206	657,438
Amounts payable to credit unions	202,555	547,144
Line of credit	166,085	193,751
Total current liabilities	2,654,116	2,260,227
Commitments and contingencies
Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001
par value, 10,000,000 shares authorized, 4,086,856
issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par
value, 5% non-cumulative; liquidation preference of
$14.64 per share; 2,000,000 shares authorized,
1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares
authorized, 171,123,930 and 106,463,671 shares
issued and outstanding	171,124	106,464
Additional paid-in-capital	19,677,632	14,491,850
Accumulated deficit	(21,497,566)	(16,303,040)
	(1,292,080)	(1,347,996)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total Stockholders’ deficit	(1,691,820)	(1,747,736)
Total liabilities and stockholders’ deficit	$962,296	$512,491

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,
2005	2004
Revenues:
Net Product Sales – related parties	$255,060	$—
Cost of goods sold	191,500	—
Gross Margin – Product Sales	63,560	—

Interest income – finance receivables	39,258	374,037
Gain (Loss) on sale of loans and other	12,304	91,417
Other Income	11,287	76,920
Other Income	62,849	542,374
Gross Margin	126,409	542,374
Expenses:
Interest expense	104,593	369,216
Deferred financing costs	175,000	293,846
Compensation and benefits	1,764,376	1,755,412
Office occupancy and equipment	118,568	627,440
Professional fees	235,614	128,286
Loan servicing	10,059	124,582
Depreciation and amortization	35,482	302,601
Product development expense	313,000	—
Provision for loan loss	(59,198)	(593,467)
Marketing expense	63,203	—
Other operating expense	62,679	129,774
Bad debt expense	22,937	—
Total expenses	2,846,313	3,137,690
Loss from Operations	$(2,719,904)	$(2,595,316)
Other income (deductions):
Other Income	1,069	—
Forgiveness of Debt	46,112	—
Impairment of Intangible Asset	—	(546,275)
Interest Expense from beneficial conversion
(See Note 15)	(2,521,803)	—
Total other deductions	(2,474,622)	(546,275)
Net loss	$(5,194,526)	$(3,141,591)
Net loss per share, basic and diluted	$(0.04)	$(0.03)
Weighted average shares outstanding, basic and diluted	133,820,103	106,463,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
2005	2004
Cash flows from operating activities:
Net loss	$(5,194,526)	$(3,141,591)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Gain on sale of assets	(6,250)	(91,417)
Depreciation and amortization	35,482	310,135
Amortization of deferred financing costs	—	355,306
Provision for loan loss	190,137	(421,628)
Impairment of intangible asset	—	546,275
Common stock issued for interest-Beneficial Conversion
Feature	2,535,679	—
Common stock issued for services and compensation	832,844	—
Common stock issued for interest expense	176,550	—
Deferred financing costs	—	(71,617)
Changes in:
Accounts receivable	(133,250)	—
Other current assets	10,791	(10,854)
Other assets	37,301	15,803
Accounts payable and other accrued expenses	602,720	258,836
Consumer loans originated	—	(1,315,730)
Principal payments collected on consumer loans	103,933	923,425
Payments to credit unions	(344,589)	(562,506)
Finance receivable/non-cash	107,060	—
Proceeds from loans sold	1,319	816,779
Net cash used in operating activities	(1,044,799)	(2,388,784)
Cash flows from investing activities:
Purchases of property and equipment	(3,142)	—
Sale of fixed assets	6,250	15,878
Net cash provided by investing activities	3,108	15,878
Cash flows from financing activities:
Borrowings (repayment) under line of credit	(27,666)	183,755
Advances from affiliates	672,832	986,423
Principal payments of long-term debt	(61,538)	(78,606)
Proceeds from notes payable	134,500	306,900
Proceeds from issuance of common stock	305,000	—
Net cash provided by financing activities	1,023,128	1,398,472
Net decrease in cash	(18,563)	(974,434)
Cash beginning of the year	21,339	995,773
Cash end of the year	$2,776	$21,339
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,140	$196,672
Forgiveness of related entities’ liabilities and receivables	$118,962	$4,411,815
Stock issued to purchase software	$818,000	$—
Stock issued for debt conversion	$309,026	$—
Stock issued for accrued expenses	$154,371	$—
Return of undivided interest in securitization assets	$—	$2,000,000
Finance receivables surrendered in satisfaction of amounts due
credit unions	$—	$1,359,810

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Deficit)

For the Years Ended December 31, 2005 and 2004

	Common Stock		Additional	Preferred Stock - Series A
	Shares	Amount	Paid-In Capital	Shares	Amount
Balance at December 31, 2003	106,463,671	$106,464	$12,080,035	4,086,856	$4,087
Return of capital
Capital contribution
Forgiveness of related entities’
liabilities and receivables			4,411,815
Return of capital of undivided
interest in securitization assets			(2,000,000)
Common Stock issuances
Net loss
Balance at December 31, 2004	106,463,671	$106,464	$14,491,850	4,086,856	$4,087
Return of capital
Capital contribution
Forgiveness of related entities’
liabilities and receivables			118,973
Common Stock issuances	64,660,259	64,660	5,066,809
Balance at December 31, 2005	171,123,930	$171,124	$19,677,632	4,086,856	$4,087
						Total
	Preferred Stock - Series B		Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance at December 31, 2003	1,621,642	$352,643	1,817,000	(399,740)	$(13,161,449)	$(1,017,960)
Return of capital
Capital contribution
Forgiveness of related entities’
liabilities and receivables						4,411,815
Return of capital of undivided
interest in securitization assets						(2,000,000)
Net loss					(3,141,591)	(3,141,591)
Balance at December 31, 2004	1,621,642	$352,643	1,817,000	(399,740)	$(16,303,040)	$(1,747,736)
Return of capital
Capital contribution
Forgiveness of related entities’
liabilities and receivables						118,973
Common Stock issuances						5,131,469
Net Loss					(5,194,526)	(5,194,526)
Balance at December 31, 2005	1,621,642	$352,643	1,817,000	(399,740)	$(21,497,566)	$(1,691,820)

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information of (i) for the year ended December 31, 2005; and (ii) for the year ended December 31, 2004.

The consolidated financial statements include the Company’s accounts and those of its subsidiaries. All material inter-company balances have been eliminated.

In the opinion of HSNI’s management, the consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the period presented.

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

Automobile Finance Segment

Until the third quarter of 2004, the Company provided financial products and related services to the new and pre-owned automotive finance industry. The Company primarily purchased and subsequently sold automobile finance receivables collateralized by new and pre-owned automobiles. The receivables were predominately purchased from automobile retailers nationwide and sold to banks and credit unions. The Company also provided collection and servicing activities on a fee basis for finance receivables. In August 2004, the Company began to develop plans to “run-off” its operations in this industry by not accepting new business and terminating its business relationships. Its new focus is to transition into a new market with new products. See “Item 1. Description of Business”.

GPS Tracking Devices Segment

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

Business Segment Assets

December 31,	December 31,
2005	2004
GPS Tracking Devices	$951,814	$—
Automobile Finance	10,482	512,491
Total	$962,296	$512,491

The following tables’ present information about the Company’s operating segments for the years ended December 31, 2005 and 2004.

Business Segment Revenues

December 31,	December 31,
2005	2004
GPS Tracking Devices	$255,060	$—
Automobile Finance	62,849	542,374
Total	$317,909	$542,374

Business Segment Interest Expense

December 31,	December 31,
2005	2004
GPS Tracking Devices	$50,242	$—
Automobile Finance	54,351	369,216
Total	$104,593	$369,216

Business Segment Depreciation and Amortization

December 31,	December 31,
2005	2004
GPS Tracking Devices	$35,482	$—
Automobile Finance	—	302,601
Total	$35,482	$302,601

Business Segment Profit/ (Loss)

December 31,	December 31,
2005	2004
GPS Tracking Devices	$(2,485,510)	$—
Automobile Finance	(2,709,016)	(3,141,591)
Total	$(5,194,526)	$(3,141,591)

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

The Company recognizes revenue on sales from tracking devices when products are shipped and customers take ownership and assume the risk of loss.

Accounts Receivable

Accounts receivable relating to the Company’s tracking device segment consist of payments due from wholesalers of the products. In the normal course of business, the Company monitors the financial condition of the Company’s customer base. The Company does not believe that it has significant exposure to any individual customer, accordingly no provision for uncollectible accounts have been recorded as of December 31, 2005.

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

The Company capitalizes certain computer software costs, after technological feasibility has been established which are amortized utilizing the straight-line method over the economic life of the related software which has been estimated at five years.

Goodwill and Intangible Assets

Goodwill and intangible assets are accounted for in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment, or more frequently, if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable, or at least annually at December 31 of each year. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company's tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. In the event that the Company determines that the value of goodwill or other intangible assets have become impaired, the Company will incur a charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Software Development Costs

Software development costs relating to an installment loan application processing system, recorded at cost, are amortized over five years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. At December 31, 2004, the balance of intangible assets after performing the annual impairment test was zero in accordance with SFAS No. 142, after an impairment resulted in a charge on the statements of operations in the amount of $546,275.

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

Stock-Based Compensation

HSNI has followed the recognition provisions of SFAS No. 123— “Accounting for Stock-Based Compensation” since January 1, 2000. Under SFAS No. 123, the fair value of an option on the date of the grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 “Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. The recognition provisions of SFAS No. 123 are applied prospectively to all stock awards granted subsequent to January 1, 2000 and to prior awards accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 25— “Accounting for Stock Issued to Employees” that were significantly modified after adoption.

Note 4. Certain Relationships of Transaction and Change in Control

On June 30, 2003, Pacific Auto Group, Inc. (“PAG”) became a wholly owned subsidiary of Homeland Security Network, Inc. (“HSNI”), and the HSNI securities described below were issued to Pacific Holdings Group, Inc. (“PHG”), the sole stockholder of PAG. The form of the transaction was a reverse triangular merger, whereby a newly formed, wholly owned, acquisition subsidiary of HSNI merged with and into PAG, with PAG being the surviving corporation in the merger and a subsidiary of HSNI.

On June 30, 2003, PHG was 100% owned by PUSA. On December 2, 2002, PUSA filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The ultimate parent company was PEWC. PAG is the holding company for its wholly owned subsidiary American Finance Company, Inc. (“AFCO”). AFCO's principal operations consisted of the purchase of automobile finance receivables, collateralized by new and pre-owned automobiles, from franchised and independent automotive dealers throughout the United States.

PUSA was the primary domestic parent company of the entire group, owning all of the outstanding stock of PHG.

Effective June 30, 2003, HSNI issued 100,000,000 shares of its Common Stock and 4,086,586 shares of its Series A convertible stock to PHG, the parent company of PAG, resulting in PHG owning approximately 94.0% of the outstanding HSNI shares.

Pacific Financial Group, Inc. (“PFG”), an affiliate of PHG, owned 1,621,642 shares of Series B Non-Cumulative Convertible Preferred Stock of HSNI; par value $0.001 per share (the "Series B Preferred Shares"). Those Series B Preferred Shares were convertible at any time, at the option of the holder on a one-for-one basis, into 1,621,642 HSNI Common Shares. The Series B Preferred is non-voting stock.

Subsequent to the June 30, 2003 merger transaction, on a fully-diluted basis, PFG immediately beneficially owned 1,621,642 HSNI Common Shares, and PHG beneficially owned 136,490,202 HSNI Common Shares. On a fully diluted basis, PHG and PFG together beneficially owned 142,490,202 HSNI Common Shares, which represented 95.66% of the 148,953,873 HSNI Common Shares that would then be outstanding.

On June 30, 2003, Pacific USA Holdings Corp. (“PUSA”) was the sole stockholder of PFG and PHG and as such beneficially owned 142,490,202 HSNI Common Shares. Pacific Electric Wire and Cable (“PEWC”) was the sole shareholder of PUSA and as such beneficially owned 142,490,202 HSNI Common Shares, which represented 95.66% of the 148,953,873 HSNI Common Shares then, outstanding.

On August 20, 2004, PHG, the then controlling shareholder of the Company, and one of its affiliates, Pacific Financial Group (“PFG”) and, collectively with PHG, the ("Sellers"), sold their stock to a partnership, AutoCorp Acquisition Partners (“AAP”, the "Purchaser") formed by the then President (and CEO) and Executive Vice President of the Company.

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

Note 5. Background of Transaction and Change in Control and Acquisition by AAP

On August 20, 2004, PHG, the then controlling shareholder of the Company, and one of its affiliates, Pacific Financial Group (“PFG”) and, collectively with PHG, the ("Sellers"), sold their stock to a partnership, AutoCorp Acquisition Partners (“AAP”, the "Purchaser") formed by the then President (and CEO) and Executive Vice President of the Company.

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

Note 6. Recently issued Accounting Pronouncements

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

Note 7. Going Concern Uncertainty

The Company has incurred net losses in the years ended December 31, 2005 and 2004 and has had working capital deficiency both periods.

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

For the Years Ended December 31,
2005	2004
Loss from operations	$(2,719,904)	$(2,595,316)
Other income (deductions)	(2,474,622)	(546,275)
Net loss	$(5,194,526)	$(3,141,591)

Note 8. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the years ended December 31, 2005 and 2004. See Note 24 for common stock transactions subsequent to December 31, 2005.

Note 9. Finance Receivables

Finance receivables are comprised of the following at December 31, 2005 and December 31, 2004:

December 31, 2005	December 31, 2004
Finance receivables	$142,559	$735,145
Allowance for credit losses	(132,077)	(322,213)
Finance receivables net	$10,482	$412,932

Note 10. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at December 31, 2005 and December 31, 2004:

Description:	December 31, 2005	December 31, 2004
Furniture and office equipment	$55,554	$356,933
Software	2,185	92,278
	57,739	449,211
Less accumulated depreciation	(38,674)	(427,772)
Property and equipment, net	$19,065	$21,439

Note 11. Capitalized Software Costs

The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” (SFAS 86). SFAS 86 requires product development costs to be charged to expense as incurred until technology feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and been determined viable for its intended use. Accordingly the Company did not capitalize any development costs other than product development costs acquired through a third party purchase. The Company capitalizes software through technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software. During 2005, the Company purchased software from a third party totaling $1,131,000, for which the Company allocated $313,000 to product development expense for efforts to reach technological feasibility.

Capitalized software costs and accumulated amortization were as follows for the years ended December 31, 2005 and at December 31, 2004. As of December 31, 2005, the Company determined that there is no impairment of these assets, as management has projected, there will be sufficient future cash flows from operations related to this software purchased in 2005.

December 31, 2005	December 31, 2004
Software development costs	$818,000	$—
Less accumulated amortization	(29,967)	—
Capitalized Software, net	$788,033	$—

Expected future capitalized software amortization expense for the years ended December 31 is as follows.

Year	Amount
2006	163,600
2007	163,600
2008	163,600
2009	163,600
2010	133,633
Total	$788,033

Note 12. Stock Plans

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of December 31, 2005, 1,990,289 shares had been exercised and issued under the Plan, and 9,711 shares were available for future issuance.

In January 2005, HSNI issued 100,000 shares of common stock with a par value of $.001. They were issued to an executive as a hiring bonus and are reflected in operating expenses of the consolidated financial statements at $0.15 per share ($15,000) for period ending September 30, 2005. No options were granted and no warrants were authorized during 2004.

Note 13. Undivided Interest in Securitization Assets

The Company had an undivided interest in securitization assets. The rights to these assets were contributed to the Company by its prior major shareholder, PHG. In May 2003, PAG returned an undivided interest of $4,000,000 of this asset to PHG. In June 2003, PAG received proceeds of $3,000,000 under a sale to a third party and recorded no gain or loss. In August 2004, the company transferred the balance of the securitization asset of $2,000,000 to PHG as part of the acquisition by AAP. See Note 5.

Note 14. Notes Payable

December 31, 2005	December 31, 2004
Note payable to a related party bears interest
at 12% per annum and is presently paid
in full. (See Note 15.)	$—	$61,538
Two notes payable to a former director of
the Company. Both bear interest at 8% per
annum. The notes are due in February 2007.
The Company has completed its
negotiations of renewed terms. [See (1) and
(2) below.]	286,874	286,874
Note payable, unsecured, to an Executive,
bears interest at 6% per annum and is
presently paid in full.	—	106,667
Note payable, unsecured, to an Executive,
bears interest at 6% per annum and is
presently paid in full.	—	202,359
In 2005, the Company obtained funds under
a financing arrangement bearing interest at
8% per annum from a related third party.
The note provides a line of credit totaling
$500,000. The note is uncollateralized and
the proceeds were utilized for working
capital. This note has been renegotiated with
an extended term. This note matures in
January 2007. (See Note 24.)	229,365	—
In March 2005, the Company obtained
$134,500 under a financing arrangement
bearing interest at 7% per annum from a
related third party. The note is
uncollateralized and the proceeds were
utilized for working capital. This note has
been renegotiated with an extended term.
This note matures in April 2006. (See Note
24.)	134,500	—
Note payable, unsecured, to an Executive
bearing interest at 6% per annum and
mature in July 2006.	224,750	—
Note payable, unsecured, to an Executive
bearing interest at 6% per annum and
mature in July 2006.	197,417	—
Note payable, unsecured, to an Executive
bearing interest at 6% per annum and
mature in July 2006.	21,300	—
	$1,094,206	$657,438

(1) In December 2005, the Company completed negotiations to modify certain terms of a related party note payable of $193,708. The interest rate was lowered from 12 percent to 8 percent and accrues commencing January 1, 2006. The principal amount of the related party note payable and interest thereon, are due and payable as follows: Twelve installment payments of principal and interest, each in the amount of $1,403 shall be due on the first day of each month and payable by the fifth day of each month, commencing on February 1, 2006. On February 1, 2007, one final payment of $193,708, together with any outstanding accrued interest, shall be due and payable in full.

(2) In December 2005, the Company completed negotiations to modify certain terms of a related party note payable. The interest rate was lowered from 12 percent to 8 percent and accrues commencing January 1, 2006. The principal amount of the related party note payable and interest thereon, are due and payable as follows: Twelve installment payments of principal and interest, each in the amount of $661 shall be due on the first day of each month and payable by the fifth day of each month, commencing on February 1, 2006. On February 1, 2007, one final payment of $91,874, together with any outstanding accrued interest, shall be due and payable in full.

Note 15. Beneficial Conversion Transaction

In March 2001, the Company issued a note payable with a limited conversion feature in the principal sum of $125,000, bearing interest at 12% per annum, to a related party. In December 2004, the related party endorsed and assigned all rights, title and interest in the remaining obligation of this note payable to another entity. At such time, the outstanding principal balance was $61,538.

In December 2004, subsequent to the assumption of this note payable by Securities Acquisition New York, LLC (“SANY”), a related party, the Board of Directors of the Company resolved to both convert this note payable and consent to an amended conversion calculation at a rate permitting 10,000 shares of common stock to be issued in exchange for each $1.00 of reduction in the outstanding principal of this note payable.

Based on the aforementioned amendment to the conversion calculation rate, the Company performed two conversions, which were elected by the entity holding the note payable: January 2005, the Company issued 3,429,355 shares valued at $0.11 per share at $377,229; and in March 2005, the Company issued 12,000,000 shares valued at $0.18 per share at $2,160,000, totaling $2,537,229 resulting in a charge in the statement of operations. See Item 11, Security Ownership of Certain Beneficial Owners and Management. The applied conversion rate was adjusted and recalculated by the Board of Directors.

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

In the year ended December 31, 2005, $13,876 was recorded as a repayment of the obligation. On December 30, 2005, the Company was entirely relieved of this related party note payable of $46,113 with a recorded balance of $46,311. The Company received an unconditional release by the holder of the note from any and all obligations.

Note 16. Credit Union Participations

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

As of March 31, 2006, one final credit union participation transaction with guarantee provisions and servicing obligations remains.

The Company also provided, on a fee basis, collection and servicing of automobile finance receivables sold to credit unions by the Company as a non-guaranteed participation transaction. At December 31, 2005, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately $87,414.

Note 17. Related Party Transactions

Pacific Holdings Group, Inc.

On June 30, 2003, Pacific Auto Group, Inc. (“PAG”) became a wholly owned subsidiary of Homeland Security Network, Inc. (“HSNI”), and the HSNI securities described below were issued to Pacific Holdings Group, Inc. (“PHG”), the sole stockholder of PAG. The form of the transaction was a reverse triangular merger, whereby a newly formed, wholly owned, acquisition subsidiary of HSNI merged with and into PAG, with PAG being the surviving corporation in the merger and a subsidiary of HSNI.

On June 30, 2003, PHG was 100% owned by PUSA. On December 2, 2002, PUSA filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The ultimate parent company was PEWC. PAG is the holding company for its wholly owned subsidiary American Finance Company, Inc. (“AFCO”). AFCO's principal operations consisted of the purchase of automobile finance receivables, collateralized by new and pre-owned automobiles, from franchised and independent automotive dealers throughout the United States.

PUSA was the primary domestic parent company of the entire group, owning all of the outstanding stock of PHG.

Effective June 30, 2003, HSNI issued 100,000,000 shares of its Common Stock and 4,086,586 shares of its Series A convertible stock to PHG, the parent company of PAG, resulting in PHG owning approximately 94.0% of the outstanding HSNI shares.

Pacific Financial Group, Inc. (“PFG”), an affiliate of PHG, owned 1,621,642 shares of Series B Non-Cumulative Convertible Preferred Stock of HSNI; par value $0.001 per share (the "Series B Preferred Shares"). Those Series B Preferred Shares were convertible at any time, at the option of the holder on a one-for-one basis, into 1,621,642 HSNI Common Shares. The Series B Preferred is non-voting stock.

Subsequent to the June 30, 2003 merger transaction, on a fully-diluted basis, PFG immediately beneficially owned 1,621,642 HSNI Common Shares, and PHG beneficially owned 136,490,202 HSNI Common Shares. On a fully diluted basis, PHG and PFG together beneficially owned 142,490,202 HSNI Common Shares, which represented 95.66% of the 148,953,873 HSNI Common Shares that would then be outstanding.

On June 30, 2003, Pacific USA Holdings Corp. (“PUSA”) was the sole stockholder of PFG and PHG and as such beneficially owned 142,490,202 HSNI Common Shares. Pacific Electric Wire and Cable (“PEWC”) was the sole shareholder of PUSA and as such beneficially owned 142,490,202 HSNI Common Shares, which represented 95.66% of the 148,953,873 HSNI Common Shares then, outstanding.

On August 20, 2004, PHG, the then controlling shareholder of the Company, and one of its affiliates, Pacific Financial Group (“PFG”) and, collectively with PHG, the ("Sellers"), sold their stock to a partnership, AutoCorp Acquisition Partners (“AAP”, the "Purchaser") formed by the then President (and CEO) and Executive Vice President of the Company.

The Purchaser designated Charles Norman, the then President (and CEO) and Peter Ubaldi, the then Executive Vice President of the Company (the "Purchaser Designees") who were elected to the Board of Directors. The Purchaser Designees became a majority of the Board after the tenth day subsequent to the mailing and filing of the Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated there under. The Purchaser is now the beneficial owner of the majority of the Company's stock and the Purchaser Designees constitute 100% of the Company's Board of Directors.

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

Rodwell Software Systems, Inc.

The Company entered into a letter of intent dated as of January 2005 with Rodwell Software Systems, Inc. (“RSSI) regarding the Company's acquisition of all of the issued and outstanding capital stock of RSSI subject to certain adjustments at the closing of the acquisition plus assumption of certain transaction and related costs and expenses. The letter of intent was subject to various conditions and approvals and contemplated that the acquisition would be effected through the merger of RSSI with and into the Company, with the Company as the surviving corporation. The Company's intention to acquire RSSI was to significantly increase its software/firmware development capabilities, which combines GPS tracking with a web interface in one simple device working in tandem with a cell phone, PDA or computer. The acquisition was not consummated by mutual agreement.

On December 26, 2005, the Company, as a prerequisite to a more definitive agreement, entered into an agreement to solely purchase certain software, firmware and product enhancements developed by RSSI. The transaction is subject to the execution and delivery of the more definitive written agreement and other documents between the Company and RSSI. In September 2005, the Company issued 7,000,000 shares of common stock to RSSI as compensation for the purchase of the software, firmware and product enhancements. In December 2005, pursuant to its agreement with RSSI, the Company issued 4,100,000 shares of common stock as additional compensation to RSSI. Further, the Company will provide an intermittent royalty based on the sale of components and usage of the web interface by consumers as compensation to RSSI, subject to certain milestones. The Company incurred product development costs of $313,000 during the year ended December 31, 2005 for software related to the GPS tracking devices.
The more definitive agreement will include additional language, without limitation, regarding an exclusive permanent License, attached schedules, representations, warranties and exceptions, and other matters with respect to the transaction.

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

In December 2004, subsequent to the assumption of this note payable by Securities Acquisition New York, LLC (“SANY”), a related party, the Board of Directors of the Company resolved to both convert this note payable and consent to an amended conversion calculation at a rate permitting 10,000 shares of common stock to be issued in exchange for each $1.00 of reduction in the outstanding principal of this note payable.

Based on the aforementioned amendment to the conversion calculation rate, the Company performed two conversions, which were elected by the entity holding the note payable: January 2005, the Company issued 3,429,355 shares valued at $0.11 per share at $377,229; and in March 2005, the Company issued 12,000,000 shares valued at $0.18 per share at $2,160,000, totaling $2,537,229 resulting in a charge in the statement of operations. See Item 11, Security Ownership of Certain Beneficial Owners and Management. The applied conversion rate was adjusted and recalculated by the Board of Directors.

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

In the year ended December 31, 2005, $13,876 was recorded as a repayment of the obligation. On December 30, 2005, the Company was entirely relieved of this related party note payable of $46,113 with a recorded balance of $46,311. The Company received an unconditional release by the holder of the note from any and all obligations.

Operating Lease

The Company leases its principal executive office in Frisco, Texas from a related party on a month to month basis, which commenced in September 2004. Effective January 2006, the annual rent will increase to approximately $84,000 per year. The Company is responsible for its proportionate share of operating expenses of the premises.

Securities Acquisition New York, LLC

In November 2004, the Company signed a proposal for certain services to be performed by Securities Acquisition New York, LLC to plan and re-capitalize the business. The proposal agreement provided for various services, which included certain merger services and capital sourcing activities and related services. The Company only partially implemented the services provided by the proposal agreement from January 2005 through March 2005, and since then effectively abandoned the core strategy encompassed in the agreement. Formerly, the Company had not agreed to nor had it made any provisions for any additional compensation. The Company and Securities Acquisition New York, LLC concluded their discussions regarding a resolution of the matter. In December 2005, the Company issued 2,500,000 shares of common stock as compensation paid for services rendered by Securities Acquisition New York, LLC in 2005. Given the additional consideration, Securities Acquisition New York, LLC is fully and entirely compensated.

For other related party transactions see Financial Footnotes 12, 13, 14, 15, 19 and 24.

Note 18. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. The outstanding balance totaling $166,085 at December 31, 2005 is in default. The line of credit is collateralized by automobile finance installment contracts approximating $52,693. However, the Company is presently negotiating revised payment terms with the lender.

Note 19. Commitments and Contingencies

Employment Contracts

In April 2003, (amended and restated January 2004, amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Charles W. Norman. The Agreement provides that Mr. Norman shall serve as the Chief Executive Officer of HSNI to January 1, 2007. The duration of the Agreement is for a period of two years marked by the amended and restated date of January 1, 2005. At any time prior to the expiration of the Agreement, HSNI and Mr. Norman may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Norman, as the Chief Executive Officer, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Norman is eligible to be paid bonuses, from time to time, at the discretion of HSNI’s Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Norman shall be entitled to severance compensation in an amount equal to twenty-four months’ of base salary as shall exist at the time of such termination.

In May 2004, (amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Peter Ubaldi. The Agreement provides that Mr. Ubaldi shall serve as the President of HSNI to January 1, 2007. The duration of the Agreement is for a period of two years marked by the amended and restated date of January 1, 2005. At any time prior to the expiration of the Agreement, HSNI and Mr. Ubaldi may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Ubaldi, as the President, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of HSNI’s Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months’ of base salary as shall exist at the time of such termination.

Operating Leases

The Company leases its principal executive office in Frisco, Texas from a related party on a month to month basis, which commenced in September 2004. Effective January 2006, the annual rent will increase to approximately $84,000 per year. The Company is responsible for its proportionate share of operating expenses of the premises.

Rent expense totaled $45,064 for the year ended December 31, 2005 and $235,753 for the year ended December 31, 2004. The Company intends to contractually assume the lease that the related party has entered into with the property owners. The following table sets forth the Company’s commitment thereof.

Future minimum annual payments expected under the operating lease are as follows:

Year Ending December 31,	Amount
2006	$84,432
2007	88,501
2008	92,570
2009	95,621
2010	95,621
Total	$456,745

Note 20. Adjustments

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

Note 21. Income Taxes

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

The components of income taxes are comprised as follows:

December 31,	December 31,
2005	2004
Deferred
Federal	$(2,794,600)	$(1,156,500)
State	(347,500)	(143,800)
	(3,142,100)	(1,300,300)
Effect of Valuation
Allowance	3,142,100	1,300,300
	$—	$—

The difference between the U.S. Federal statutory rate and the Company's effective rate is:

	December 31,	December 31,
	2005	2004
Federal statutory tax rate	(34%)	(34%)
Valuation allowance	34%	34%
Effective tax rate	—	—

Deferred tax assets are comprised of the following:

December 31,	December 31,
2005	2004
Deferred Tax Summary
Net operating loss carry-
forward	$13,414,000	$8,529,700
Provision for finance
receivable losses	82,200	125,700
Compensation Accruals	—	22,800
	13,496,200	8,678,200
Valuation allowance	(13,496,200)	(8,678,200)
	$—	$—

The net operating loss carry-forwards as of December 31, 2005 and 2004 are subject to certain loss limitations under IRS Section 382 regulations. The deferred tax summary set forth above does not reflect the effect of the IRS Section 382 limitation for the years ended December 31, 2005 and 2004.

Note 22. Pension Plans

The employees of AFCO were covered under the PUSA 401(K) Savings Plan. Upon completion of certain eligibility requirements, employees were allowed to contribute up to 15% of their annual compensation. AFCO matched 50% of such contributions up to 6%. Contributions by AFCO totaled $3,892 at December 31, 2004. The coverage terminated under this plan for Company employees in 2004 when the Acquisition Agreement became effective in August 2004.

The employees of Homeland Security Network, Inc. and its subsidiary AutoCorp Financial Services, Inc. were covered under a 401(K) Savings Plan. The Company did not elect a matching contribution provision in this plan. This plan was terminated in 2004.

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

Note 23. Legal Proceedings

The Company is presently not a party to any legal proceeding that it considers other than to be routine litigation incidental to the business.

Note 24. Subsequent Events

1.
Subsequent to December 31, 2005, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

In February 2006, 500,000 shares of common stock were issued to a party as a settlement for non-payment of a total purchase price paid for certain retail motor vehicle loan contracts: 500,000 shares at $0.05 totaling $25,000.

2.
In February 2006, the Company obtained $100,000 under a note payable bearing interest at 10% per annum from a third party. The note matures in February 2007. The note is convertible, exercisable by the payee, at any time during the term into 1,000,000 shares of common stock. Such conversion to shares of common stock will be computed at the market rate on the date of conversion if so exercised. The proceeds were utilized for working capital.

3.
In 2005, the Company obtained funds under a financing arrangement bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. The note is uncollateralized and the proceeds were utilized for working capital. In February 2006, the note was renegotiated with an extended term. The outstanding unpaid principal sum of $229,365 of the Note is modified to include the outstanding accrued interest of $16,960 thus equaling a principal sum of $246,325, which will continue to accrue at a rate equal to 8% per annum. The note matures in January 2007.

4.
In January 2006, the Company completed negotiations to modify certain terms of a related party note payable of $134,000. The outstanding unpaid principal sum of $134,000 of the note payable was modified to include the outstanding accrued interest of $7,375 as of December 31, 2005 thus equaling a principal sum of $141,375, which will accrue at a rate equal to 7% per annum. The note matures in April 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homeland Security Network, Inc.
Registrant

/s/ CHARLES NORMAN
Charles Norman
Chief Executive Officer
Date: April 4, 2006

/s/ PETER UBALDI
Peter Ubaldi
President and Chief Financial Officer
Date: April 4, 2006