Form 10QSB
period 2006-03-31
Homeland Security Network, Inc.
filed 2006-05-16
CIK 790066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    Yes ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 174,736,430 shares of Common Stock, $.001 par value, as of May 14, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$12,919	$2,776
Accounts receivable - related parties	133,250	133,250
Finance receivables, net of allowances of $130,354 and $132,077, respectively	-	10,482
Prepayments and other current assets	12,489	1,055
Total current assets	158,658	147,563
Property, plant and equipment, net of accumulated depreciation of $40,097 and $38,674, respectively	17,642	19,065
Capitalized software, net of accumulated amortization of $70,867 and $29,967, respectively	747,133	788,033
Deferred charges and other assets:
Security deposits	7,036	7,036
Miscellaneous receivable	-	599
Total other assets	7,036	7,635
Total assets	$930,469	$962,296

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$903,064	$872,557
Accounts payable and accrued liabilities to related parties	482,911	318,713
Notes payable to related parties	1,112,702	1,094,206
Notes payable to third party	100,000	-
Amounts payable to credit unions	84,303	202,555
Line of credit	166,085	166,085
Total current liabilities	2,849,065	2,654,116
Commitments and contingencies
Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 171,623,930 shares issued and outstanding	171,624	171,124
Additional paid-in-capital	19,702,132	19,677,632
Accumulated deficit	(21,749,342)	(21,497,566)
	(1,518,856)	(1,292,080)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(1,918,596)	(1,691,820)
Total liabilities and shareholders’ deficit	$930,469	$962,296

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2006	2005

Revenues:
Airtime and activation sales	$3,641	$
Cost of goods sold	7,184		-
Gross Margin - Product Sales	(3,543)		-

Interest income - finance receivables	6,124		24,046
Other Income	7,066		30,125
Gross Margin	$3,523		$30,125
Expenses:
Interest expense	28,347		24,011
Deferred financing costs	-		58,333
Compensation and benefits	238,545		123,082
Office occupancy and equipment	27,534		42,873
Professional fees	8,696		30,000
Loan servicing	224		4,446
Depreciation and amortization	42,323		2,598
Provision for loan loss	(6,997)		-47,330
Marketing expense	-		18,932
Other operating expense	7,277		12,997
Total expenses	345,949		269,942
Loss from Operations	(342,426)		(239,817)
Other income (loss):
Gain on cancellation of debt	90,650		-
Interest expense from beneficial conversion	-		(2,535,679)
Total other income (loss)	90,650		(2,535,679)

Net loss	(251,776)		(2,775,496)
Net loss per share, basic and diluted	(0.001)		(0.020)
Weighted average shares outstanding, basic and diluted	171,408,708		112,024,402

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2,006	2,005
Cash flows from operating activities:
Net loss	$(251,776)	$(2,775,496)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	42,324	2,598
Amortization of deferred financing costs	-	58,333
Provision for loan loss	(1,724)	(67,319)
Common stock issued for interest-beneficial conversion feature	-	2,535,679
Common stock issued for litigation settlement	25,000	-
Gain on cancellation of debt	(90,650)	-
Deferred financing costs	-	(175,000)
Changes in:
Other current assets	-	5,633
Other assets	(10,835)	14,826
Merchandise deposits	-	(134,500)
Accounts payable and other accrued expenses	194,704	205,068
Principal payments collected on consumer loans	12,206	60,597
Payments to credit unions	(3,267)	(335,423)
Reserve on litigation settlement	(115,651)	-
Finance receivable/non-cash	-	339,373
Net cash used in operating activities	(84,018)	(265,631)
Cash flows from investing activities:
Capitalized software costs	-	(54,000
Purchases of property and equipment	-	(3,142)
Net cash used in investing activities	-	(57,142)
Cash flows from financing activities:
Principal payments of long-term debt	(32,839)	-
Proceeds from notes payable	127,000	318,865
Net cash provided by financing activities	94,161	318,865
Net increase (decrease) in cash	10,143	(3,908)
Cash beginning of the quarter	2,776	21,339
Cash end of the quarter	$12,919	$17,431
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,455	$7,281

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information of (i) for the three months ended March 31, 2006; and (ii) for the three months ended March 31, 2005.

Homeland Security Network, Inc., or “HSNI”, or “the Company”, without audit, has prepared the accompanying interim consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulation of the Securities and Exchange Commission for quarterly reports on Form 10-QSB. The consolidated financial statements include the Company’s accounts and those of its subsidiaries. All material inter-company balances have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

In the opinion of HSNI’s management, the consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended March 31, 2006 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

Automobile Finance Segment

Until the third quarter of 2004, the Company provided financial products and related services to the new and pre-owned automotive finance industry. The Company primarily purchased and subsequently sold automobile finance receivables collateralized by new and pre-owned automobiles. The receivables were predominately purchased from automobile retailers nationwide and sold to banks and credit unions. The Company also provided collection and servicing activities on a fee basis for finance receivables. In August 2004, the Company began to develop plans to “run-off” its operations in this industry by not accepting new business and terminating its business relationships. Its new focus is to transition into a new market with new products. See Item 2. “The Company” and “Plan of Operations”.

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

Business Segment Assets

	March 31,	December 31,
	2006	2005

GPS Tracking Devices	$926,935	$951,814
Automobile Finance	3,534	10,482
Total	$930,469	$962,296

The following tables present information about the Company’s operating segments for the three months ended March 31, 2006 and 2005.

Business Segment Interest Expense

	March 31,	March 31,
	2006	2005
GPS Tracking Devices	$(3543)	$-
Automobile Finance	7,066	30,125
Total	$3,523	$30,125

Business Segment Interest Expense

	March 31,	March 31,
	2006	2005
GPS Tracking Devices	$19,069	$7,104
Automobile Finance	9,278	16,907
Total	$28,347	$24,011

Business Segment Depreciation and Amortization

	March 31,	March 31,
	2006	2005
GPS Tracking Devices	$42,321	$2,598
Automobile Finance	-	-
Total	$42,321	$2,598

Business Segment Profit/ (Loss)

	March 31,	March 31,
	2006	2005
GPS Tracking Devices	$(296,483)	$(2,757,858)
Automobile Finance	44,707	(17,638)
Total	$(251,776)	$(2,775,496)

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

Accounts Receivable

Accounts receivable relating to the Company’s tracking device segment consist of payments due from wholesalers of the products. In the normal course of business, the Company monitors the financial condition of the Company’s customer base. The Company does not believe that it has significant exposure to any individual customer, accordingly no provision for uncollectible accounts have been recorded as of March 31, 2006.

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

Revenue Recognition and Deferred Revenue

The Company recognizes revenue principally on two types of transactions - sales of products and subscriber fees for service contracts. In accordance with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB No. 104, Revenue Recognition, revenue is recognized when all of the following are met: (i) persuasive evidence of an arrangement exists, (ii) title and risk of loss have passed, (iii) delivery has occurred or the services have been rendered, (iv) the sales price is fixed or determinable and (v) collection is reasonably assured.
The Company generally recognizes revenue on product sales upon shipment, which is prior to the installation of the related products on the consumer’s vehicle or other valuable assets.

Revenues relating to the sale of service contracts - subscriptions are recognized over the life of the contract. The term of service contracts offered ranges from 12 to 36 months and are generally payable in full upon activation of the related unit or renewal of a previous service contract.

Software Development Costs

Software development costs relating to a GPS tracking system, recorded at cost, are amortized over five years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

Note 4. Stock-Based Compensation

Prior to January 1, 2006, we elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our employee and director stock options, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. We accounted for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments, (SFAS No. 123(R)) for all share-based payment awards to employees and directors including employee stock options and employee stock purchases related to our employee stock purchase plan. In addition, we have applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the Securities and Exchange Commission, in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the first quarter of 2006 was $0.00 relating to employee and director stock options and our employee stock purchase plan. Stock-based compensation expense under the provisions of APB No. 25 for the first quarter of 2005 was insignificant. See Note 8.

Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS No. 123 for periods prior to 2006, we accounted for forfeitures as they occurred.

Upon adoption of SFAS No. 123(R), we elected to use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees subsequent to January 1, 2006 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method. These methods were previously used for our pro forma information required under SFAS No. 123.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). Due to our historical net operating losses and as there are no options outstanding at January 1, 2006, we have not recorded the tax effects of employee stock-based compensation and have no APIC pool.

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position and as there are no options outstanding at January 1, 2006, we have not recorded these excess tax benefits as of March 31, 2006.

Note 5. Going Concern Uncertainty

The Company has incurred net losses in the three months ended March 31, 2006 and 2005 and has had working capital deficiency both periods.

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

	For the Months Ended
	March 31,
	2006	2005

Loss from operations	$(342,426)	$(239,817)
Other income (loss)	90,650	(2,535,679)
Net loss	$(251,776)	$(2,775,496)

Note 6. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the three months ended March 31, 2006 and 2005. See Note 18 for common stock transactions subsequent to March 31, 2006.

Note 7. Finance Receivables

Finance receivables are comprised of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Finance receivables	$130,354	$142,559
Allowance for credit losses	(130,354)	(132,077)
Finance receivables net	$-	$10,482

Note 8. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005

Furniture and office equipment	$55,554	$55,554
Software	2,185	2,185
	57,739	57,739
Less accumulated depreciation	(40,097)	(38,674)
Property and equipment, net	$17,642	$19,065

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

Capitalized software costs and accumulated amortization were as follows for the three months ended March 31, 2006 and at December 31, 2005. As of March 31, 2006, the Company determined that there is no impairment of these assets, as management has projected, there will be sufficient future cash flows from operations related to this software purchased in 2005.

	March 31,	December 31,
	2006	2005
Software development costs	$788,033	$818,000
Less accumulated amortization	(40,900)	(29,967)
Capitalized Software, net	$747,133	$788,033

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount
2006	163,600
2007	163,600
2008	163,600
2009	163,600
2010	133,633
Total	$788,033

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of March 31, 2006, 1,990,289 shares had been exercised and issued under the Plan, 9,711 shares were available for future issuance, and no stock option grants were outstanding.

In January 2005, HSNI issued 100,000 shares of common stock with a par value of $.001. They were issued to an executive as a hiring bonus and are reflected in operating expenses of the consolidated financial statements at $0.15 per share ($15,000). No options were granted and no warrants were authorized during 2006.

Note 11. Notes Payable

	March 31, 2006	December 31, 2005

Two notes payable to a former director of the Company. Both bear interest at 8% per annum. The notes are due in February 2007. The Company has completed its negotiations of renewed terms. See (1) and (2) below.	$286,568	$286,874

In 2005, the Company obtained funds under a financing arrangement bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term. This note matures in January 2007. See (3) below.	246,325	229,365

In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term. This note matures in April 2006. See (4) below. The Company intends and expects to renegotiate terms.	141,875	134,500

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matures in July 2006.	207,950	224,750

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matures in July 2006.	184,817	197,417

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matures in July 2006.	18,167	21,300

Note payable, convertible, to a third party bearing interest at 10% per annum and matures in February 2007. See (5) below.	100,000	-

Note payable, unsecured, to a related third party bearing interest at 7% per annum and matures in May 2007. See Note 18.	27,000	-
	$1,212,702	$1,094,206

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

(3)
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

(4)
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

(5)
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

The Company also provided, on a fee basis, collection and servicing of automobile finance receivables sold to credit unions by the Company as a non-guaranteed participation transaction. During the three months ended March 31, 2006, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately $83,294.

Note 14. Related Party Transactions

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

The purchase of the software license from RSSI provides the Company with technology products and support services for tracking and recovering valuable mobile assets.

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

For other related party transactions see Financial Footnotes 10, 11, 12, 16 and 18.

Note 15. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. The outstanding balance totaling $166,085 at December 31, 2005 is in default. The line of credit is collateralized by automobile finance installment contracts approximating $44,608. However, the Company is presently negotiating revised payment terms with the lender.

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

Operating Leases

The Company leases its principal executive office in Frisco, Texas from a related party on a month to month basis, which commenced in September 2004. Effective January 2006, the annual rent increased to approximately $84,000 per year. The Company is responsible for its proportionate share of operating expenses of the premises.
The Company intends to contractually assume the lease that the related party has entered into with the property owners. The following table sets forth the Company’s commitment thereof.

Future minimum annual payments expected under the operating lease are as follows:

Year Ending December 31,	Amount
2006	$84,432
2007	88,501
2008	92,570
2009	95,621
2010	95,621
Total	$456,745

Note 17. Legal Proceedings

The Company was a defendant in a lawsuit for non-payment of a total purchase price paid for certain retail motor vehicle loan contracts. The Company had accrued approximately $116,000 for this potential liability. The Company confirms a Rule 11 Agreement that this case is settled. In February 2006, 500,000 shares of common stock were issued as the settlement: 500,000 shares at $0.05 totaling $25,000.

The Company is presently not a party to any legal proceeding that it considers other than to be routine litigation incidental to the business.

Note 18. Subsequent Events

(1)
Subsequent to March 31, 2005, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

(a)	In April 2006, 600,000 shares of Common Stock were issued to two employees in payment of performance bonuses at: 400,000 shares at $0.05 and 200,000 shares at $0.05 (totaling $30,000).

(b)
In March 2006, the Company obtained $27,000 under a note payable bearing interest at 7% per annum from a third party. The note matures in May 2006. The note is unsecured. Additionally, for and in consideration of the value received, the Company issued 1,000,000 shares of common stock. In April 2006, such shares of Common Stock were issued at par value ($.001 per share). The proceeds were utilized for working capital.

(c)
In April 2006, 12,500 shares of Common Stock were issued to a third party as payment of technological services performed and rendered at: 12,500 shares at $0.05 (totaling $625). A provision for an additional 12,500 shares of Common Stock is authorized for and due upon the completion of additional technological services performed and rendered.

(d)
In April 2006, 1,500,000 shares of Common Stock were issued to a related third party as payment for consulting services rendered at: 1,500,000 shares at $0.05 (totaling $75,000). The Company obtained $100,000 under a note payable bearing interest at 10% per annum from a third party as a result of the services rendered by the related third party. The proceeds were utilized for working capital. See Note 11, item 5.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes for the period ended March 31, 2006 contained in this Form 10-QSB, and with the audited consolidated financial statements and notes as well as other items thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005. This report, annual reports on Form 10-KSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC's website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on HSNI's website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material HSNI files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-QSB for the period ended March 31, 2006 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of HSNI with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, HSNI also provides forward-looking statements in other materials HSNI releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in HSNI’s annual report on Form 10-KSB and current reports on Form 8-K filed with the SEC.

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

The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business. The Company intends `Homeland Security Network, Inc.' to be recognized as a provider of technology products and services for tracking and recovering valuable mobile assets. The Company anticipates its new course of business will capitalize on rapidly emerging, largely under-served, GPS tracking markets. HSNI plans to serve the concerns and requirements of the individual consumer and corporations. HSNI is predominantly targets markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. These markets could have a potential demand in excess of 100 million units in the United States, Canada and Mexico over the next decade. The Company expects to impact the GPS tracking industry with state-of-the-art software, as with its ability to provide low cost tracking hardware, and its ability to offer a cost-effective data transmission fee. The Company's GPS products incorporates map tracking and trailing, geo-fencing alerts for designated parameter infringements, and the ability to control vehicle functions with voice commands from its customer's web-enabled mobile phones or personal computers, via the company's internet website system software. The Company plans to continually enhance features.

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

Ultimately, the Company expects to generate sustaining revenues derived primarily from the sale and installation of its GPS products and components to domestic and international licensees, the receipt of license fees and royalties. Additionally, the Company expects to generate revenues relating to the sale of service contracts, which terms of service is anticipated to range from 12 to 36 months and are payable in full upon activation of the related tracking unit and subsequently the renewal of a previous service contract.

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

Risk Factors

Limited Operating History of Present Business:

In August 2004, as described under Part I, Item 1, the heading “Acquisition by AutoCorp Acquisition Partners”, in the Company’s report on Form 10KSB for the period ended December 31, 2006, the Company’s stock was acquired by a partnership formed by the then President (and CEO) and Executive Vice President of the Company. Although the Company’s current management has extensive operating experience in the consumer finance industry, the brief operating history as a provider of technology products and services for tracking and recovering valuable mobile assets provides only a limited basis for evaluation. The prospects for the Company must be considered in light of the risks, expenses, difficulties and problems frequently encountered in transitioning a company.

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

General Economic Conditions

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

Competition

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

Dependence on Key Alliances

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

Seasonality; Variability of Quarterly Operating Results

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

Management’s Discussion and Analysis of Financial Condition and Results Operations:

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

Revenues

Product Sales

For the three months ended March 31, 2006, revenues from product sales increased by 100%, or $3,641 as compared to the same period a year ago, primarily due to:

•	An increase of $3,641, or 100% in airtime and activation revenue from the sale of tracking devices.

Other Income

For the three months ended March 31, 2006, revenue from sources categorized as other income decreased by 77%, or $23,059 as compared to the same period a year ago, primarily due to:

•
A decrease in interest income of $17,922, or 75%, primarily resulting from a reduction of interest income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools;

•	A decrease of $5,137, or 85% in other loan fees is the result of terminations of the servicing of loan pools with various credit unions;

Cost of Sales

Product Sales

For the three months ended March 31, 2006, cost of product sales increased by 100%, or $7,184 as compared to the same period a year ago, primarily due to:

•	An increase of $7,184, or 100%, in airtime and tracking cost relating to the sale of tracking devices.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 increased by $76,007, or 28% as compared to the same periods a year earlier primarily due to:

•
Interest Expense increased by $4,336 for the three months ended March 31, 2006 as compared to the same period a year earlier mainly attributed to the increase of amounts payable related to the Company's credit facility and note holders;

•
Deferred Financing Costs decreased by $58,333 for the three months ended March 31, 2006 as compared to the same period a year earlier primarily as a result of the Company selling a large portion of the finance receivable portfolio;

•
Compensation and benefits increased by $115,463 for the three months ended March 31, 2006 as compared to the same period a year earlier primarily due to an increase of compensation and related benefits for the Company’s GPS product sales;

•
Office, occupancy and equipment decreased by $15,339 for the three months ended March 31, 2006 as compared to the same period a year earlier primarily due to a decrease in rent and associated rent expense as a result of closing office locations in California and Texas;

•
Professional fees decreased by $21,304 for the three months ended March 31, 2006 as compared to the same period a year earlier primarily due to decreased needs related to legal council, accounting fee requirements, and consulting fees;

•
Loan Servicing expenses decreased by $4,222 for the three months ended March 31, 2006 as compared to the same period a year earlier primarily due to a direct result of the Company's sale of a significant portion of the finance receivables portfolio and its termination of the servicing of loan pools with various credit unions;

•	Depreciation and amortization expense increased by $39,725 for the three months ended March 31, 2006 as compared to the same period a year earlier due to the amortization of capitalized software;
•
The Company recognized a gain in decrease of provision for loan losses of $40,333 for the three months ended March 31, 2006 as compared to the same period a year earlier primarily due to the loan loss reserve requirement calculated on a minimal loan pool in 2005;

•
Marketing expense decreased by $18,932 for the three months ended March 31, 2006 as compared to the same period a year earlier primarily due to advertising expense associated with marketing GPS products; and

•
Other operating expense decreased by $5,720 for the three months ended March 31, 2006 as compared to the same period a year earlier primarily due to a reduction in travel, data processing, and direct mail expenses.

Other expenses decreased by $2,626,329 for the three months ended March 31, 2006 as compared to the same period a year earlier primarily due to:

•
A beneficial conversion feature expense of $2,535,679 was recorded for the year ended December 31, 2005 due to certain terms of an obligation, which was assigned to a related third party (see Financial Footnote 14); In December 2005, the obligation was released by the maker and the Company recorded $46,112 of debt relief; and

•	A gain on cancellation of debt for $90,650 was recorded in February 2006 due to concluding a litigation settlement.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $342,426, and net losses of $251,776 for the three months ended March 31, 2006. In 2006, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from: issuances of additional common stock; notes payable; proceeds from the sales of auto finance receivables; interest income and service fees related to auto finance receivables and from the sale of tracking devices. Note the following:

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

•
In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. At December 31, 2005, the balance equals $166,085 and is in default. The Company is presently negotiating revised payment terms with the lender;

•	In December 2005, the Company issued 5,250,000 shares of Common Stock at $0.02 per share to a related party as full repayment of funds advanced for working capital needs in the amount of $105,000;
•
In February 2006, the Company obtained $100,000 under a note payable bearing interest at 10% per annum from a third party. The note matures in February 2007. The note is convertible, exercisable by the payee, at any time during the term into 1,000,000 shares of common stock. Such conversion to shares of common stock will be computed at the market rate on the date of conversion if so exercised. The proceeds were utilized for working capital; and

•	In March 2006, the Company obtained $27,000 under a note payable bearing interest at 7% per annum from a third party. The note matures in May 2006. The note is unsecured.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	For the Three Months Ended March 31,
	2006	2005
Cash provided by (used in):
Operating activities	$(84,018)	$(265,631)
Investing activities	-	(57,142)
Financing activities	94,161	$318,865
Increase/(decrease in cash)	$10,143	$(3,908)

The Company provided collection and servicing activities on a fee basis for finance receivables sold to credit unions on a non-guaranteed basis in addition to providing such services to credit unions for financing receivables not purchased from the Company. During the three months ended March 31, 2006, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately $83,294.

Net cash used in operating activities for the three months ended March 31, 2006 decreased to $84,018 from cash used in operations of $265,631 for the three months ended March 31, 2005. The decrease is essentially comprised of the following specifics:

•	Deferred financing costs decreased by $175,000 due to costs incurred for funds received under a note payable in the three months ended March 31, 2005;
•	Principal payments collected on finance receivables decreased by $48,391 due to the reduction of the automobile installment loan portfolio from sales to financial institutions;
•	The credit provision for loan losses decreased by $65,595 due to loan pool sales reducing the need for a large loan loss provision;
•	Accounts payable and other accrued expenses decreased by $10,364 due to an decrease in rent and contractual obligations and other compensation;
•	Depreciation and amortization expense increased by $39,726 due to the amortization of capitalized software;
•	Stock issuances used for obligations related to litigation increased by $25,000;
•
Interest expense relating to a beneficial conversion feature of $2,535,679 was recorded in March 2005 due to certain terms of an obligation, which was assigned to a related third party (see Financial Footnote 14). In September 2005, $13,876 was recorded as a repayment of the obligation. In December 2005, the obligation was released by the maker and the Company recorded $46,112 of debt relief;

•	Payments to credit unions decreased by $332,156 due to the release of servicing certain participation pools and monthly collections;
•	Finance receivables non-cash decreased by $339,373 due to the reduction and release of servicing of participation pools;
•	Merchandise deposits increased by $134,500 due to payment terms on the sales of GPS tracking units;
•	Amortization of deferred financing costs decreased by $58,333 due to the costs associated with the issuance of company stock in relation to a note payable with proceeds used for working capital; and
•	Gain on cancellation of debt increased by $90,650.

Net cash provided by investing activities was $0 for the three months ended March 31, 2006 compared to cash used in investing activities of $57,142 for the three months ended March 31, 2005. The Company purchased fixed assets of approximately $3,142, and capitalized software costs of $54,000 for the three months ended March 31, 2005.

Net cash provided by financing activities was $94,161 for the three months ended December 31, 2006 compared to cash provided by financing activities of $318,865 for the three months ended March 31, 2005. Approximately $127,000 received from notes payable financed the Company's working capital needs for the three months ended

Market for Common Stock; Volatility of Prices

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

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to the information from what was disclosed in our annual report on Form 10-KSB for the year ended December 31, 2005. Refer to our December 31, 2005 annual report on Form 10-KSB for information regarding quantitative and qualitative disclosures about market risk.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was a defendant in a lawsuit for non-payment of a total purchase price paid for certain retail motor vehicle loan contracts. The Company had accrued approximately $116,000 for this potential liability. The Company confirms a Rule 11 Agreement that this case is settled. In February 2006, 500,000 shares of common stock were issued as the settlement: 500,000 shares at $0.05 totaling $25,000.

The Company is presently not a party to any legal proceeding that it considers other than to be routine litigation incidental to the business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2006, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

(1)
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

/s/ CHARLES NORMAN
Charles Norman
Chief Executive Officer
Date: May 14, 2006

/s/ PETER UBALDI
Peter Ubaldi
President and Chief Financial Officer
Date: May 14, 2006