Form 10QSB
period 2006-06-30
Homeland Security Network, Inc.
filed 2006-08-21
CIK 790066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-15216

Homeland Security Network, Inc.
(Exact name of small business issuer as specified)

Nevada	86-0892913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 North Coit Road, Suite 1200, Richardson, Texas	75080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 618-6400

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value of $.001 per Share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):     Yes  ☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 175,336,430 shares of Common Stock, $.001 par value, as of August 18, 2006.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No  ☒

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$13,976	$2,776
Accounts receivable - trade	2,891
Accounts receivable - related parties	133,250	133,250
Finance receivables, net of allowances of $132,652 and $132,077, respectively	-	10,482
Prepayments and other current assets	1,056	1,055
Total current assets	151,173	147,563
Property, plant and equipment, net of accumulated depreciation of $41,519 and $38,674, respectively	16,219	19,065
Capitalized software, net of accumulated amortization of $81,800 and $29,967, respectively	706,233	788,033
Deferred charges and other assets:
Security deposits	7,036	7,036
Miscellaneous receivable	5,681	599
Total other assets	12,717	7,635
Total assets	$886,342	$962,296

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$931,864	$872,557
Accounts payable and accrued liabilities to related parties	649,444	318,713
Notes payable to related parties	1,270,235	1,094,206
Notes payable to third party	100,000	-
Amounts payable to credit unions	80,032	202,555
Line of credit	166,085	166,085
Total current liabilities	3,197,660	2,654,116
Commitments and contingencies
Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 175,336,430 shares issued and outstanding	175,336	171,124
Additional paid-in-capital	19,884,045	19,677,632
Accumulated deficit	(23,327,689)	(21,497,566)
	(2,911,578)	(1,292,080)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(2,311,318	(1,691,820)
Total liabilities and shareholders’ deficit	$886,342	$962,296

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,
	2006	2005

Revenues:
Sales	$19,127	$190,860
Cost of goods sold	21,910	152,000
Gross Margin - Product Sales	(2,783)	38,860

Interest income - finance receivables	408	6,019
Gain (Loss) on sale of loans	-	6,054
Other income	5,934	10,924
Other income	6,342	22,997
Gross Margin	$3,559	$61,857
Expenses:
Interest expense	79,714	29,432
Deferred financing costs	-	116,667
Compensation and benefits	248,242	660,527
Office occupancy and equipment	27,803	26,009
Professional fees	75,450	106,930
Loan servicing	(224)	-
Depreciation and amortization	42,322	1,423
Provision for loan loss	10,776	(49,644)
Research and development	12,212	-
Marketing expense	-	27,171
Other operating expense	85,612	13,718
Total expenses	581,907	932,233
Loss from Operations	$(578,348)	$(870,376)
Other income (loss):
Gain on cancellation of debt	1	-
Interest expense from beneficial conversion	-	-
Total other income (loss)	1	-

Net loss	$(578,347)	$(870,376)
Net loss per share, basic and diluted	$(0.003)	$(0.01)
Weighted average shares outstanding, basic and diluted	172,849,344	129,976,295

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,
	2006	2005

Revenues:
Sales	$22,768	$190,860
Cost of goods sold	29,094	152,000
Gross Margin - Product Sales	(6,326)	38,860

Interest income - finance receivables	6,532	30,065
Gain (Loss) on sale of loans	-	6.054
Other income	6,876	17,003
Other income	13,408	53,122
Gross Margin	7,082	91,982
Expenses:
Interest expense	108,061	53,443
Deferred financing costs	-	175,000
Compensation and benefits	486,787	783,609
Office occupancy and equipment	55,337	68,882
Professional fees	84,146	136,930
Loan servicing	-	5,540
Depreciation and amortization	84,645	4,021
Provision for loan loss	39,264	(96,974)
Research and development	12,212	-
Marketing expense	-	46,103
Other operating expense	57,404	25,620
Total expenses	927,856	1,202,174
Loss from Operations	$920,774	$(1,110,192)
Other income (loss):
Gain on cancellation of debt	90,651	-
Interest expense from beneficial conversion	-	(2,535,679)
Total other income (loss)	90,651	(2,535,679)

Net loss	$830,123	$(3,645,871)
Net loss per share, basic and diluted	$(0.04)	$(0.03)
Weighted average shares outstanding, basic and diluted	172,849,344	121,049,939

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(830,123)	$(3,645,871)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
(Gain)/Loss on sale of loans	-	(6,054)
Depreciation and amortization	84,646	4,021
Amortization of deferred financing costs	-	175,000
Provision for loan loss	3779	(142,454)
Common stock issued for interest-beneficial conversion feature and other	50,000	2,535,679
Common stock issued for services	160,625	-
Common stock issued for litigation settlement	-	1,074,046
Gain on cancellation of debt	(90,651)	-
Deferred financing costs	-	(175,000)
Changes in:
Accounts receivable	(2,891)	(172,437)
Other current assets	(5,082)	755
Other assets	-	26,783
Accounts payable and other accrued expenses	606,011	286,391
Principal payments collected on consumer loans	6,703	76,180
Payments to credit unions	(31,872)	(339,863)
Proceeds from loans sold	-	1,319
Finance receivable/non-cash	-	402,494
Net cash used in operating activities	(48,855)	100,989
Cash flows from investing activities:
Capitalized software costs	-	(165,000)

Purchases of property and equipment	-	(3,142)
Net cash used in investing activities	-	(168,142)
Cash flows from financing activities:
Borrowings (repayment) under line of credit	(39,945)	6,326
Proceeds from notes payable	100,000	54,839
Net cash provided by financing activities	60,055	61,165
Net increase (decrease) in cash	11,200	(5,988)
Cash beginning of the quarter	2,776	21,339
Cash end of the quarter	$13,976	$15,351
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$2,290

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information of (i) for the six months ended June 30, 2006; and (ii) for the six months ended June 30, 2005.

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

In the opinion of HSNI’s management, the consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended June 30, 2006 are not necessarily indicative of operating results expected for the full year or future interim periods.

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
Business Segment Assets

	June 30,	December 31,
	2006	2005

GPS Tracking Devices	$886,342	$951,814
Automobile Finance	-	10,482
Total	$886,342	$962,296

The following tables present information about the Company’s operating segments for the three months ended March 31, 2006 and 2005.
Business Segment Interest Expense

	June 30,	June 30,
	2006	2005
GPS Tracking Devices	$77,347	-
Automobile Finance	-	29,432
Total	$77,347	29,432

Business Segment Depreciation and Amortization

	June 30,	June 30,
	2006	2005
GPS Tracking Devices	$42,322	-
Automobile Finance	-	1,423
Total	$42,322	1,423

Business Segment Profit/ (Loss)

	June 30,	June 30,
	2006	2005
GPS Tracking Devices	$535,866	$(845,034)
Automobile Finance	42,481	(25,342)
Total	$578,347	$(870,376)

The following tables present information about the Company’s operating segments for the six months ended March 31, 2006 and 2005.

Business Segment Interest Expense

	June 30,	June 30,
	2006	2005
GPS Tracking Devices	$108,061	$-
Automobile Finance	-	2,589,122
Total	$108,061	$2,589,122

Business Segment Depreciation and Amortization

	June 30,	June 30,
	2006	2005
GPS Tracking Devices	$84,645	-
Automobile Finance	-	4,021
Total	$84,645	4,021

Business Segment Profit/ (Loss)

	June 30,	June 30,
	2006	2005
GPS Tracking Devices	$(934,406)	$(1,067,213)
Automobile Finance	104,283	(2,578,658)
Total	$(830,123)	$(3,645,871)

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

Revenue Recognition - Automobile Finance

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

Accounts Receivable

Accounts receivable relating to the Company’s tracking device segment consist of payments due from wholesalers of the products. In the normal course of business, the Company monitors the financial condition of the Company’s customer base. The Company does not believe that it has significant exposure to any individual customer, accordingly no provision for uncollectible accounts have been recorded as of June 30, 2006.

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

Revenue Recognition and Deferred Revenue - GPS Tracking

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

Concentrations of Credit Risk

The Company maintains its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation up to $100,000 secures each account. Loans to persons with non-prime credit involve an increased probability of delinquency and/or default and involve greater servicing costs than loans made to borrowers with prime credit profiles. The ability to operate profitably depends, in part, on an accurate evaluation of the creditworthiness of customers and the minimization of losses following defaults. As a result, it is likely that delinquency and loss rates in the Company's portfolio will fluctuate in the near term and may increase as a greater portion of the portfolio of automobile receivables matures. A significant variation in the timing of or increases in credit losses experienced on the portfolio of automobile receivables could have a materially adverse effect on the Company. There can be no assurance that any loans made to customers will be repaid in whole or in part or that reserves for such credit risks will be adequate. Any loans that are in default may need to be charged off against the reserves. Further, any default that is with recourse to a Credit Union may require the Company to repurchase the receivable from the Credit Union. Additionally, the company is subject to a concentration of sales to related parties with a right of future offset to certain obligations the these parties by the Company

Note 4. Stock-Based Compensation

Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees , and related interpretations to account for employee and director stock options, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation . The Company accounted for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123. Effective January 1, 2006, HSNI adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments , (SFAS No. 123(R)) for all share-based payment awards to employees and directors including employee stock options and employee stock purchases related to the Company’s employee stock purchase plan. In addition, HSNI has applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the Securities and Exchange Commission, in the Company’s adoption of SFAS No. 123(R).
 HSNI adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the second quarter of 2006 was $0.00 relating to employee and director stock options and our employee stock purchase plan. Stock-based compensation expense under the provisions of APB No. 25 for the second quarter of 2005 was insignificant.

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

Upon adoption of SFAS No. 123(R), The Company elected to use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees subsequent to January 1, 2006 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method. These methods were previously used for our pro forma information required under SFAS No. 123.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). Due to the Company’s historical net operating losses and as there are no options outstanding at January 1, 2006, HSNI has not recorded the tax effects of employee stock-based compensation and have no APIC pool.

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to the Company’s historical net operating loss position and as there are no options outstanding at January 1, 2006, HSNI has not recorded these excess tax benefits as of June 30, 2006.

Note 5. Going Concern Uncertainty

The Company has incurred net losses in the six months ended June 30, 2006 and 2005 and has had working capital deficiency both periods.

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

	For the Three Months Ended
	June 30,
	2006	2005

Loss from operations	$(578,348)	$(870,376)
Other income (loss)	1	-
Net loss	$(578,347)	$(870,376)

	For the Six Months Ended
	June 30,
	2006	2005

Loss from operations	$(920,774)	$(1,110,192)
Other income (loss)	90,651	(2,535,679)
Net loss	$(830,123)	$(3,645,871)

Note 6. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the six months ended June 30, 2006 and 2005.

Note 7. Finance Receivables

Finance receivables are comprised of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Finance receivables	$132,652	$142,559
Allowance for credit losses	(132,652)	(132,077)
Finance receivables net	$-	$10,482

Note 8. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005

Furniture and office equipment	$55,554	$55,554
Software	2,185	2,185
	57,739	57,739
Less accumulated depreciation	41,519	(38,674)
Property and equipment, net	$16,220	$19,065

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

Capitalized software costs and accumulated amortization were as follows for the six months ended June 30, 2006 and at December 31, 2005. As of June 30, 2006, the Company determined that there is no impairment of these assets, as management has projected, there will be sufficient future cash flows from operations related to this software purchased in 2005.
	June 30,	December 31,
	2006	2005
Software development costs	$818,000	$818,000
Less accumulated amortization	(81,800)	(29,967)
Capitalized Software, net	$736,200	$788,033

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount
2006	111,767
2007	163,600
2008	163,600
2009	163,600
2010	133,633
Total	$736,200

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of June 30, 2006, 1,990,289 shares had been exercised and issued under the Plan, 9,711 shares were available for future issuance, and no stock option grants were outstanding.
In January 2005, HSNI issued 100,000 shares of common stock with a par value of $.001. They were issued to an executive as a hiring bonus and are reflected in operating expenses of the consolidated financial statements at $0.15 per share ($15,000). No options were granted and no warrants were authorized during 2006.

Note 11. Notes Payable

	June 30, 2006	December 31, 2005

Two notes payable to a former director of the Company. Both bear interest at 8% per annum. The notes mature in February 2007. See (1) and (2) below.	$286,100	$286,874

In 2005, the Company obtained funds under a financing arrangement bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. The note is uncollateralized and the proceeds were utilized for working capital. This note matures in January 2007. See (3) below.	246,325	229,365

In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note is uncollateralized and the proceeds were utilized for working capital. This note matured in April 2006. See (4) below. The Company intends and expects to renegotiate terms.	141,875	134,500

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate terms.	212,150	224,750

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate terms.	178,617	197,417

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate terms.	13,167	21,300

Note payable, convertible, to a third party bearing interest at 10% per annum and matures in February 2007. See (5) below.	100,000	-

Note payable, unsecured, to a related third party bearing interest at 7% per annum and matured in May 2006. The Company intends and expects to renegotiate terms. See (6) below.	27,000	-

Note payable, convertible, to a related third party. See (7) below.	165,000	-
	$1,370,234	$1,094,206

(1)
In December 2005, the Company completed negotiations to modify certain terms of a related party note payable of $193,708. The interest rate was lowered from 12 percent to 8 percent. The accrual commenced February 1, 2006. The principal amount of the related party note payable and interest thereon, are due and payable as follows: Twelve installment payments of principal and interest, each in the amount of $1,403 shall be due on the first day of each month and payable by the fifth day of each month. On February 1, 2007, one final payment of $193,708, together with any outstanding accrued interest, shall be due and payable in full.

(2)
In December 2005, the Company completed negotiations to modify certain terms of a related party note payable. The interest rate was lowered from 12 percent to 8 percent. The accrual commenced February 1, 2006. The principal amount of the related party note payable and interest thereon, are due and payable as follows: Twelve installment payments of principal and interest, each in the amount of $661 shall be due on the first day of each month and payable by the fifth day of each month. On February 1, 2007, one final payment of $91,874, together with any outstanding accrued interest, shall be due and payable in full.

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

(4)
In January 2006, the Company completed negotiations to modify certain terms of a related party note payable of $134,000. The outstanding unpaid principal sum of $134,000 of the note payable was modified to include the outstanding accrued interest of $7,375 as of December 31, 2005 thus equaling a principal sum of $141,375, which will accrue at a rate equal to 7% per annum. The note matured in April 2006. The Company intends and expects to renegotiate terms.

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

(6)
In March 2006, the Company obtained $27,000 under a note payable bearing interest at 7% per annum from a third party. The note matured in May 2006. The note is unsecured. The proceeds were utilized for working capital. The Company intends and expects to renegotiate terms.

(7)
In April 2006, the Company issued a note payable to Rodwell Software System (“RSSI”) in the amount of One Hundred Sixty Five Thousand Dollars (US $165,000) to be paid on a best efforts basis within twelve (12) calendar months from the date of execution of the agreement. If the best efforts of HSNI do not result in the Company being able to meet HSNI’s payment obligations to RSSI,  then HSNI and RSSI agree that after the one year anniversary of the agreement, HSNI will pay to RSSI, together with interest on the outstanding unpaid balance, from time to time outstanding, at a rate equal to eight percent (8%) per annum, until the Company has complied with the payment obligations. Alternatively, any unpaid balance of the One Hundred Sixty Five Thousand Dollars (US $165,000) is convertible, exercisable by RSSI at any time within twelve (12) calendar months from the date of execution of the agreement into the Company’s shares of common stock (R144). Such conversion to shares of common stock will be computed at Five Cents (US$0.05) per share if the conversion is so exercised.

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

As of June 30, 2006, one final credit union participation transaction with guarantee provisions and servicing obligations remains.

The Company also provided, on a fee basis, collection and servicing of automobile finance receivables sold to credit unions by the Company as a non-guaranteed participation transaction. During the six months ended June 30, 2006, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately $0.00.

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

On December 26, 2005, the Company, entered into an agreement to solely purchase certain exclusive rights and license to software, firmware and product enhancements developed by RSSI. Such software, firmware and product enhancements interface with GPS tracking devices and a web based application system. In September 2005, as a prerequisite, the Company issued 7,000,000 shares of common stock to RSSI as compensation for the purchase of the exclusive rights and license. In December 2005, pursuant to its agreement with RSSI, the Company issued 4,100,000 shares of common stock as additional compensation to RSSI. Further, the agreement provided for an intermittent royalty based on the sale of components and usage of the web interface by consumers as compensation to RSSI, subject to certain milestones. The Company incurred product development costs of $313,000 during the year ended December 31, 2005 for software related to the GPS tracking devices and the web interface application.

On June 20, 2006, The Company entered into a more definitive agreement with RSSI whereby the Company acquired, without limitation, the full right, title and interest to the web interface technology from RSSI.

Though the Company previously operated this web interface under an exclusive license with RSSI, the acquisition of all the rights, title and interest provides HSNI the ability to act independently and with self-sufficiency. Such ability is expected to empower the Company to continually strive to enhance and upgrade this technology to meet and maintain pace with the complex demand of growing security and asset management requirements in a rapid ever-changing marketplace. Future enhancements and development of this web interface technology is intended to be controlled by the Company.

The terms of the agreement provides for HSNI to pay to RSSI an additional One Hundred Sixty Five Thousand Dollars (US $165,000) on a best efforts basis within twelve (12) calendar months from the date of execution of the agreement. If the best efforts of HSNI do not result in the Company being able to meet HSNI’s payment obligations, then HSNI and RSSI agree that at the one year anniversary of the agreement, HSNI will pay to RSSI, together with interest on the outstanding unpaid balance, from time to time outstanding, at a rate equal to eight percent (8%) per annum, until the Company has complied with the payment obligations. Alternatively, any unpaid balance of the One Hundred Sixty Five Thousand Dollars (US $165,000) is convertible, exercisable by RSSI at any time within twelve (12) calendar months from the date of execution of the agreement into the Company’s shares of common stock (R144). Such conversion to shares of common stock will be computed at Five Cents (US$0.05) per share if the conversion is so exercised.

Additionally, this definitive agreement supplants and supersedes all previous agreements. Thus, HSNI has no longer any obligation to provide royalties to RSSI based on the sale of GPS tracking devices or the usage of the web interface application.

This web interface technology combined with the Company’s GPS transmitting devices is expected to offer a flexible platform of telemetry and control ideal for securing assets in arenas of commercial trucking and cargo management, commercial fleet management, equipment rental, and personal vehicle tracking. Ultimately, the Company’s flexibility is expected to respond to the complex security concerns of government entities and corporate users by providing a network of security devices with a web interface that identify, locate and monitor the location of any mobile asset.

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

For other related party transactions see Financial Footnotes 10, 11, 12, and 16.

Note 15. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. The outstanding balance totaling $166,085 at June 30, 2006 is in default. The line of credit is collateralized by automobile finance installment contracts approximating $44,608. However, the Company is presently negotiating revised payment terms with the lender.

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

Operating Leases

The Company leased its principal executive office in Frisco, Texas from a related party on a month to month basis, which commenced in September 2004. Effective January 2006, the annual rent increased to approximately $84,000 per year. The Company was responsible for its proportionate share of operating expenses of the premises. The Company intended to contractually assume the lease that the related party had entered into with the property owners.

Alternatively, the Company relocated its principal executive office to Richardson, Texas and contractually entered into a lease term of forty (40) months and obtained a full release of any obligation to the Company’s related party for its proportionate share of operating expenses related to the Frisco, Texas premise. The lease of the Richardson location commenced on July 1, 2006.

The following table sets forth the Company’s commitment thereof.

Future minimum annual payments expected under the operating lease are as follows:

Year Ending December 31,	Amount
2006	$7,115
2007	43,082
2008	45,454
2009	39,525
Total	$155,176

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
None

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes for the period ended June 30, 2006 contained in this Form 10-QSB, and with the audited consolidated financial statements and notes as well as other items thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005. This report, annual reports on Form 10-KSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC's website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on HSNI's website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material HSNI files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-QSB for the period ended June 30, 2006 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of HSNI with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, HSNI also provides forward-looking statements in other materials HSNI releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in HSNI’s annual report on Form 10-KSB and current reports on Form 8-K filed with the SEC.

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

The Company’s Common Stock

The Company’s Common Stock is no longer categorized as “Other OTC”, which as a security, when categorized as such, is neither listed on NASDAQ or any stock exchange, nor quoted on the OTC Bulletin Board.

Pointedly, the Company’s Common Stock is now listed on the OTCBB. Homeland Security Network, Inc. has been approved by the National Association of Securities Dealers, Inc. to resume trading of its stock on the OTCBB. Permission has been granted to an NASD member firm to be the initial trader.

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

On December 26, 2005, the Company, entered into an agreement to solely purchase certain exclusive rights and license to software, firmware and product enhancements developed by RSSI. Such software, firmware and product enhancements interface with GPS tracking devices and a web based application system.. In September 2005, as a prerequisite, the Company issued 7,000,000 shares of common stock to RSSI as compensation for the purchase of the exclusive rights and license. In December 2005, pursuant to its agreement with RSSI, the Company issued 4,100,000 shares of common stock as additional compensation to RSSI. Further, the agreement provided for an intermittent royalty based on the sale of components and usage of the web interface by consumers as compensation to RSSI, subject to certain milestones. The Company incurred product development costs of $313,000 during the year ended December 31, 2005 for software related to the GPS tracking devices and the web interface application.

On June 20, 2006, The Company entered into a more definitive agreement with RSSI whereby the Company acquired, without limitation, the full right, title and interest to the web interface technology from RSSI.

Though the Company previously operated this web interface under an exclusive license with RSSI, the acquisition of all the rights, title and interest provides HSNI the ability to act independently and with self-sufficiency. Such ability is expected to empower the Company to continually strive to enhance and upgrade this technology to meet and maintain pace with the complex demand of growing security and asset management requirements in a rapid ever-changing marketplace. Future enhancements and development of this web interface technology is intended to be controlled by the Company’s own engineers and programmers.

The terms of the agreement provides for HSNI to pay to RSSI an additional One Hundred Sixty Five Thousand Dollars (US $165,000) on a best efforts basis within twelve (12) calendar months from the date of execution of the agreement. If the best efforts of HSNI do not result in the Company being able to meet HSNI’s payment obligations, then HSNI and RSSI agree that at the one year anniversary of the agreement, HSNI will pay to RSSI, together with interest on the outstanding unpaid balance, from time to time outstanding, at a rate equal to eight percent (8%) per annum, until the Company has complied with the payment obligations. Alternatively, any unpaid balance of the One Hundred Sixty Five Thousand Dollars (US $165,000) is convertible, exercisable by RSSI at any time within twelve (12) calendar months from the date of execution of the agreement into the Company’s shares of common stock (R144). Such conversion to shares of common stock will be computed at Five Cents (US$0.05) per share if the conversion is so exercised.

Additionally, this definitive agreement supplants and supersedes all previous agreements. Thus, HSNI has no longer any obligation to provide royalties to RSSI based on the sale of GPS tracking devices or the usage of the web interface application.

This web interface technology combined with the Company’s GPS transmitting devices is expected to offer a flexible platform of telemetry and control ideal for securing assets in arenas of commercial trucking and cargo management, commercial fleet management, equipment rental, and personal vehicle tracking. Ultimately, the Company’s flexibility is expected to respond to the complex security concerns of government entities and corporate users by providing a network of security devices with a web interface that identify, locate and monitor the location of any mobile asset.

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

Risk Factors

Limited Operating History of Present Business:

In August 2004, as described under Part I, Item 1, the heading “Acquisition by AutoCorp Acquisition Partners”, in the Company’s report on Form 10KSB for the period ended December 31, 2004, the Company’s stock was acquired by a partnership formed by the then President (and CEO) and Executive Vice President of the Company. Although the Company’s current management has extensive operating experience in the consumer finance industry, the brief operating history as a provider of technology products and services for tracking and recovering valuable mobile assets provides only a limited basis for evaluation. The prospects for the Company must be considered in light of the risks, expenses, difficulties and problems frequently encountered in transitioning a company.

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

Market for Common Stock; Volatility of Prices

There has been a limited public trading market for the Company’s shares of common stock. There can be no assurance that a regular trading market for the common stock will ever develop or, if developed, that it will be sustained. No assurance can be given that the common stock will remain on the Over-The-Counter-Bulletin-Board (OTCBB). The market price of the common stock could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of operations of the Company or other companies in the GPS tracking industries, changes in conditions affecting the economy generally, analyst reports, general trends in industry, and other political or socioeconomic events or factors.

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

Lack of Prospective Dividends

The Company has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be used to reduce debt or finance future growth and that dividends will not be paid to shareholders. There can be no assurance that operations will result in sufficient revenues to enable the Company to operate at profitable levels or to generate positive cash flow. Accordingly, the Company does not anticipate the payment of any dividends on Common Stock for the foreseeable future.

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

Revenues

Product Sales

For the six months ended June 30, 2006, revenues from product sales decreased by 87%, or $168,092 as compared to the same period a year ago, primarily due to:

•	A decrease of $168,092, or 87% in airtime and activation revenue from a decrease in the sales volume of tracking devices.
Other Income

For the six months ended June 30, 2006, revenue from sources categorized as other income decreased by 92%, or $84,900 as compared to the same period a year ago, primarily due to:

•
A decrease in interest income of $23,533, or 72%, primarily resulting from a reduction of interest income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools;

•	A decrease of $6,054, or 100% in other loan fees is the result of terminations of the servicing of loan pools with various credit unions;

Cost of Sales

Product Sales

For the six months ended June 30, 2006, cost of product sales decreased by 116%, or $181,094 as compared to the same period a year ago, primarily due to:

•	An increase of $181,094, or 116%, in airtime and tracking cost relating to the decrease in the sales voulme of tracking devices.

Operating Expenses

Operating expenses for the six months ended June 30, 2006 increased by $76,007, or 28% as compared to the same periods a year earlier primarily due to:

•
Interest Expense increased by $54,618 for the six months ended June 30, 2006 as compared to the same period a year earlier mainly attributed to the increase of amounts payable related to the Company's credit facility and note holders;

•
Deferred Financing Costs decreased by $175,000 for the six months ended June 30, 2006 as compared to the same period a year earlier primarily as a result of the Company selling a large portion of the finance receivable portfolio;

•
Compensation and benefits decreased by $296,822 for the six months ended June 30, 2006 as compared to the same period a year earlier primarily due to an decrease of compensation and related benefits for the Company’s GPS product sales;

•
Office, occupancy and equipment decreased by $13,545 for the six months ended June 30, 2006 as compared to the same period a year earlier primarily due to a decrease in rent and associated rent expense as a result of closing office locations in California and Texas;

•	Professional fees decreased by $52,784 for the six months ended June 30, 2006 as compared to the same period a year earlier.
•
Loan Servicing expenses decreased by $5,540 for the six months ended June 30, 2006 as compared to the same period a year earlier primarily due to a direct result of the Company's sale of a significant portion of the finance receivables portfolio and its termination of the servicing of loan pools with various credit unions;

•	Depreciation and amortization expense increased by $80,624 for the six months ended June 30, 2006 as compared to the same period a year earlier;
•	The Company recognized a gain in decrease of provision for loan losses of $136,238 for the six months ended June 30, 2006 as compared to the same period a year earlier;
•
Marketing expense decreased by $46,103 for the six months ended June 30, 2006 as compared to the same period a year earlier primarily due to advertising expense associated with marketing GPS products; and

•
Other operating expense increased by $3,784 for the six months ended June 30, 2006 as compared to the same period a year earlier primarily due to a increase in travel, data processing, and direct mail expenses.

Other expenses decreased by $2,626,330 for the six months ended June 30, 2006 as compared to the same period a year earlier primarily due to:

•
A beneficial conversion feature expense of $2,535,679 was recorded for the year ended December 31, 2005 due to certain terms of an obligation, which was assigned to a related third party. In December 2005, the obligation was released by the maker and the Company recorded $46,112 of debt relief; and

•	A gain on cancellation of debt for $90,651 was recorded in February 2006 due to concluding a litigation settlement.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $920,774, and net losses of $830,123 for the six months ended June 30, 2006. In 2006, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from: issuances of additional common stock; notes payable; proceeds from the sales of auto finance receivables; interest income and service fees related to auto finance receivables and from the sale of tracking devices. Note the following:

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

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	For the Six Months Ended June 30,
	2006	2005
Cash provided by (used in):
Operating activities	$(48,855)	$100,989
Investing activities	-	(168,142)
Financing activities	60,055	$61,165
Increase/(decrease in cash)	$(11,200)	$(5,988)

The Company provided collection and servicing activities on a fee basis for finance receivables sold to credit unions on a non-guaranteed basis in addition to providing such services to credit unions for financing receivables not purchased from the Company. During the six months ended June 30, 2006, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately 0.

Net cash used in operating activities for the six months ended June 30, 2006 decreased to $(48,855) from cash used in operations of $100,989 for the six months ended June 30, 2005. The decrease is essentially comprised of the following specifics:

•	Deferred financing costs decreased by $175,000 due to costs incurred for funds received under a note payable in the six months ended June 30, 2005;
•	Principal payments collected on finance receivables increased by $67,477 due to the reduction of the automobile installment loan portfolio from sales to financial institutions;
•	The credit provision for loan losses increased by $65,595 due to loan pool sales reducing the need for a large loan loss provision;
•	Accounts payable and other accrued expenses increased by $279,675 due to an decrease in rent and contractual obligations and other compensation;
•	Depreciation and amortization expense increased by $80,625 due to the amortization of capitalized software;
•
Interest expense relating to a beneficial conversion feature of $2,535,679 was recorded in March 2005 due to certain terms of an obligation, which was assigned to a related third party (see Financial Footnote 14). In September 2005, $13,876 was recorded as a repayment of the obligation. In December 2005, the obligation was released by the maker and the Company recorded $46,112 of debt relief;

•	Payments to credit unions increased by $307,991 due to the release of servicing certain participation pools and monthly collections;
•	Finance receivables non-cash decreased by $402,494 due to the reduction and release of servicing of participation pools;
•	Amortization of deferred financing costs decreased by $58,333 due to the costs associated with the issuance of company stock in relation to a note payable with proceeds used for working capital; and
•	Gain on cancellation of debt increased by $90,651.

Net cash provided by investing activities was $0 for the six months ended June 30, 2006 compared to cash used in investing activities of $168,142 for the six months ended June 30, 2005. The Company purchased fixed assets of approximately $3,142, and capitalized software costs of $165,000 for the three months ended June 30, 2005.

Net cash provided by financing activities was $100,00 for the six months ended June 30, 2006 compared to cash provided by financing activities of $61,165 for the six months ended June 30, 2005. Approximately $127,000 received from notes payable financed the Company's working capital needs for the three months ended June 30, 2006

Market for Common Stock; Volatility of Prices

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

The Chief Executive Officer and the Chief Financial Officer believe these actions have and will further strengthen the internal controls of the Company. Although not yet accomplished, the Company is committed to augment, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting. The Company intended and expected to have such in place by the end of the first quarter of 2006; however, the Company now expects to have such in place by the end of the third quarter of 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2006, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

(1)
In February 2006, 500,000 shares of common stock were issued to a party as a settlement for non-payment of a total purchase price paid for certain retail motor vehicle loan contracts: 500,000 shares at $0.05 totaling $25,000.

(2)	In April 2006, 600,000 shares of Common Stock were issued to two employees in payment of performance bonuses at: 400,000 shares at $0.05 and 200,000 shares at $0.05 (totaling $30,000).

(3)
In March 2006, the Company obtained $27,000 under a note payable bearing interest at 7% per annum from a third party. The note matures in May 2006. The note is unsecured. Additionally, for and in consideration of the value received, the Company issued 1,000,000 shares of common stock. In April 2006, such shares of Common Stock were issued at par value and recorded at $.05 per share or $50,000. The proceeds were utilized for working capital.

(4)
In April 2006, 12,500 shares of Common Stock were issued to a third party as payment of technological services performed and rendered at: 12,500 shares at $0.05 (totaling $625). A provision for an additional 12,500 shares of Common Stock is authorized for and due upon the completion of additional technological services performed and rendered.

(5)
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

(6)	In April 2006, 600,000 shares of Common Stock were issued to two employees in payment of performance bonuses at: 400,000 shares at $0.05 and 200,000 shares at $0.05 (totaling $30,000).

Item 3. Defaults Upon Senior Securities

None
Item 4. Submission of Matters to a Vote of Security Holders

None
Item 5. Other Information

On June 20, 2006, Homeland Security Network, Inc. (“the Company”) entered into a definitive agreement with Rodwell Software Systems, Inc. (“RSSI”) whereby the Company acquired, without limitation, the full right, title and interest to a web interface application system technology from RSSI. The Company previously operated this web interface under an exclusive license with RSSI.

The terms of the agreement provides for HSNI to pay to RSSI One Hundred Sixty Five Thousand Dollars (US $165,000) on a best efforts basis within twelve (12) calendar months from the date of execution of the agreement. If the best efforts of HSNI do not result in the Company being able to meet HSNI’s payment obligations, then HSNI and RSSI agree that at the one year anniversary of the agreement, HSNI will pay to RSSI, together with interest on the outstanding unpaid balance, from time to time outstanding, at a rate equal to eight percent (8%) per annum, until the Company has complied with the payment obligations. Alternatively, any unpaid balance of the One Hundred Sixty Five Thousand Dollars (US $165,000) is convertible, exercisable by RSSI at any time within twelve (12) calendar months from the date of execution of the agreement into the Company’s shares of common stock (R144). Such conversion to shares of common stock will be computed at Five Cents (US$0.05) per share if the conversion is so exercised.

Additionally, this definitive agreement supplants and supersedes all previous agreements. Thus, HSNI no longer has any obligation to provide royalties to RSSI based on the Company’s sale of GPS tracking devices or the usage of the web interface application.

Item 6. Exhibits

10.1	Amendments of Articles of Incorporation (incorporated by reference to Exhibit C of HSNI’s February 7, DEF 14C)

10.1	Software and Firmware Purchase Agreement (Rodwell Software Systems, Inc.)

10.2	Purchase Agreement (Rodwell Software Systems, Inc.) (incorporated by reference to Exhibit 10.2 of HSNI’s April 7, 2006 10-KSB)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ CHARLES NORMAN
Charles Norman
Chief Executive Officer
Date: August 18, 2006

/s/ PETER UBALDI
Peter Ubaldi
President and Chief Financial Officer
Date: August 18, 2006