Form 10QSB/A
period 2006-06-30
Homeland Security Network, Inc.
filed 2006-08-22
CIK 790066

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

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,
	2006	2005

Revenues:
Sales	$22,768	$190,860
Cost of goods sold	29,094	152,000
Gross Margin - Product Sales	(6,326)	38,860

Interest income - finance receivables	6,532	30,065
Gain (Loss) on sale of loans	-	6.054
Other income	6,876	17,003
Other income	13,408	53,122
Gross Margin	7,082	91,982
Expenses:
Interest expense	108,061	53,443
Deferred financing costs	-	175,000
Compensation and benefits	486,787	783,609
Office occupancy and equipment	55,337	68,882
Professional fees	84,146	136,930
Loan servicing	-	5,540
Depreciation and amortization	84,645	4,021
Provision for loan loss	39,264	(96,974)
Research and development	12,212	-
Marketing expense	-	46,103
Other operating expense	57,404	25,620
Total expenses	927,856	1,202,174
Loss from Operations	$(920,774)	$(1,110,192)
Other income (loss):
Gain on cancellation of debt	90,651	-
Interest expense from beneficial conversion	-	(2,535,679)
Total other income (loss)	90,651	(2,535,679)

Net loss	$(830,123)	$(3,645,871)
Net loss per share, basic and diluted	$(0.04)	$(0.03)
Weighted average shares outstanding, basic and diluted	172,849,344	121,049,939

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
Date: August 22, 2006

/s/ PETER UBALDI
Peter Ubaldi
President and Chief Financial Officer
Date: August 22, 2006