Form 10QSB/A
period 2006-06-30
Homeland Security Network, Inc.
filed 2006-10-17
CIK 790066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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
FORM 10-QSB
QUARTER ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$13,976	$2,776
Accounts receivable - trade	2,891
Accounts receivable - related parties	133,250	133,250
Finance receivables, net of allowances of $132,652 and $132,077, respectively	-	10,482
Prepayments and other current assets	1,056	1,055
Total current assets	151,173	147,563
Property, plant and equipment, net of accumulated depreciation of $41,519 and $38,674, respectively	16,219	19,065
Capitalized software, net of accumulated amortization of $81,800 and $29,967, respectively	706,233	788,033
Deferred charges and other assets:
Security deposits	7,036	7,036
Miscellaneous receivable	5,681	599
Total other assets	12,717	7,635
Total assets	$886,342	$962,296

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$931,864	$872,557
Accounts payable and accrued liabilities to related parties	649,444	318,713
Notes payable to related parties	1,270,235	1,094,206
Notes payable to third party	100,000	-
Amounts payable to credit unions	80,032	202,555
Line of credit	166,085	166,085
Total current liabilities	3,197,660	2,654,116
Commitments and contingencies
Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 175,336,430 shares issued and outstanding	175,336	171,124
Additional paid-in-capital	19,884,045	19,677,632
Accumulated deficit	(22,327,689)	(21,497,566)
	(1,911,578)	(1,292,080)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(2,311,318)	(1,691,820)
Total liabilities and shareholders’ deficit	$886,342	$962,296

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

/s/ CHARLES NORMAN
Charles Norman
Chief Executive Officer
Date: October 17, 2006

/s/ PETER UBALDI
Peter Ubaldi
President and Chief Financial Officer
Date: October 17, 2006