Form 10QSB
period 2006-09-30
Homeland Security Network, Inc.
filed 2006-11-20
CIK 790066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 175,536,430 shares of Common Stock, $.001 par value, as of November 19, 2006.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No  ☒

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$3,666	$2,776
Accounts receivable - trade	2,891
Accounts receivable - related parties	133,250	133,250
Finance receivables, net of allowances of $132,652 and $132,077, respectively	-	10,482
Prepayments and other current assets	1,081	1,055
Total current assets	140,888	147,563
Property, plant and equipment, net of accumulated depreciation of $42,942 and $38,674, respectively	14,797	19,065
Capitalized software, net of accumulated amortization of $152,666 and $29,967, respectively	665,334	788,033
Deferred charges and other assets:
Security deposits and other	4,087	7,036
Miscellaneous receivable	-	599
Total other assets	4,087	7,635
Total assets	$825,106	$962,296

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$1,141,090	$872,557
Accounts payable and accrued liabilities to related parties	514,648	318,713
Notes payable to related parties	1,243,235	1,094,206
Notes payable to third party	127,000	-
Amounts payable to credit unions	80,032	202,555
Line of credit	166,085	166,085
Total current liabilities	3,272,090	2,654,116
Commitments and contingencies
Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 175,336,430 shares issued and outstanding	175,347	171,124
Additional paid-in-capital	19,884,044	19,677,632
Accumulated deficit	(22,463,365)	(21,497,566)
	(2,047,244)	(1,292,080)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(2,446,984)	(1,691,820)
Total liabilities and shareholders’ deficit	$825,106	$962,296

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2006	2005

Revenues:
Sales	$4,469	$64,200
Cost of goods sold	1,250	39,500
Gross Margin - Product Sales	3,219	24,700

Interest income - finance receivables	16,680	5,717
Gain (Loss) on sale of loans	41,010	-
Other income		748
Other income		6,465
Gross Margin	$3,219	$31,165
Expenses:
Interest expense	16,680	25,512
Bank Charges	1,423	-
Compensation and benefits	41,010	139,956
Office occupancy and equipment	12,640	29,318
Professional fees	20,833	83,478
Loan servicing	-	3,603
Depreciation and amortization	42,323	73
Provision for loan loss	(250)	(4,834)
Research and development	-	276,000
Marketing expense	-	17,100
Other operating expense	4,236	(8,350)
Total expenses	138,895	561,856
Loss from Operations	$(135,676)	$(530,691)
Other income (loss):

Interest expense from beneficial conversion	-	13,876
Total other income (loss)	-	13,876

Net loss	$(135,676)	$(516,815)
Net loss per share, basic and diluted	$(0.001)	$(0.004)
Weighted average shares outstanding, basic and diluted	175,336,430	141,346,888

The accompanying notes are an integral part of these Consolidated Financial Statements.

 HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,
	2006	2005

Revenues:
Sales	$27,237	$255,060
Cost of goods sold	30,344	191,500
Gross Margin - Product Sales	(3,107)	63,560

Interest income - finance receivables	6,532	35,782
Gain (Loss) on sale of loans	-	6.054
Other income	6,876	17,751
Other income	13,408	59,587
Gross Margin	10,301	123,147
Expenses:
Interest expense	124,741	78,955
Deferred financing costs	-	175,000
Compensation and benefits	526,797	923,565
Office occupancy and equipment	67,977	98,201
Professional fees	104,979	220,408
Loan servicing & Bank Charges	1,423	9,143
Depreciation and amortization	126,968	4,094
Provision for loan loss	39,014	(101,808)
Research and development	12,212	276,000
Marketing expense	-	63,203
Other operating expense	62,640	17,271
Total expenses	1,066,751	1,764,032
Loss from Operations	$(1,056,450)	$(1,640,885)
Other income (loss):
Gain on cancellation of debt	90,651	-
Interest expense from beneficial conversion	-	(2,521,803)
Total other income (loss)	90,651	(2,521,803)

Net loss	$(965,799)	$(4,162,688)
Net loss per share, basic and diluted	$(0.006)	$(0.03)
Weighted average shares outstanding, basic and diluted	173,687,483	127,889,937

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(965,799)	$(4,162,688)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
(Gain)/Loss on sale of loans	-	(6,054)
Depreciation and amortization	126,968	4,094
Amortization of deferred financing costs	-	-
Provision for loan loss	39,014	(200,267)
Common stock issued for interest-beneficial conversion feature and other	50,000	2,535,679
Common stock issued for services	160,625	1,274,046
Common stock issued for litigation settlement	-	-
Gain on cancellation of debt	(90,651)	-
Deferred financing costs	-	-
Changes in:
Accounts receivable	(2,891)	(156,187)
Other current assets	(26)	11,326
Other assets	3,548	16,479
Accounts payable and other accrued expenses	593,047	411,498
Principal payments collected on consumer loans	-	92,189
Payments to credit unions	-	(14,478)
Proceeds from loans sold	-	1,319
Finance receivable/non-cash	-	127,556
Net cash used in operating activities	(86,165)	(65,488)
Cash flows from investing activities:
Capitalized software costs	-	-
Purchases of property and equipment	-	(3,142)
Net cash used in investing activities	-	(3,142)
Cash flows from financing activities:
Borrowings (repayment) under line of credit	(39,945)	6,327
Proceeds from notes payable	127,000	40,964
Net cash provided by financing activities	87,055	47,291
Net increase (decrease) in cash	890	(21,339)
Cash beginning of the year	2,776	21,339
Cash end of the quarter	$3,666	$-
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$11,732
Supplemental disclosure of Non-cash Financing Activities Stock Issued to Purchase Software	$-	$490,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information of (i) for the nine months ended September 30, 2006; and (ii) for the nine months ended September 30, 2005.

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

In the opinion of HSNI’s management, the consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended September 30, 2006 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

GPS Tracking Devices Segment

The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the change in its formal business model discussed herein. The Company intends ‘Homeland Security Network, Inc.’ to be recognized as a provider of technology products and services for tracking and recovering valuable mobile assets. The Company anticipates its new course of business will capitalize on rapidly emerging GPS tracking markets. HSNI plans to serve the concerns and requirements of the individual consumer, corporations and the security operations of City and State governments, administrations, and municipalities.

Business Segment Assets

	September 30,	December 31,
	2006	2005

GPS Tracking Devices	$825,106	$951,814
Automobile Finance	-	10,482
Total	$825,106	$962,296

The following tables present information about the Company’s operating segments for the three months ended September 30, 2006 and 2005.
Business Segment Interest Expense

	September 30,	September 30,
	2006	2005
GPS Tracking Devices	$16,680	-
Automobile Finance	-	25,512
Total	$16,680	25,512

Business Segment Depreciation and Amortization

	September 30,	September 30,
	2006	2005
GPS Tracking Devices	$42,323	-
Automobile Finance	-	73
Total	$42,323	73

Business Segment Profit/ (Loss)

	September 30,	September 30,
	2006	2005
GPS Tracking Devices	$(135,676)	$(460,075)
Automobile Finance	-	(56,740)
Total	$(135,676)	$(516,815)

The following tables present information about the Company’s operating segments for the nine months ended September 30, 2006 and 2005.

Business Segment Interest Expense

	September 30,	September 30,
	2006	2005
GPS Tracking Devices	$124,741	$-
Automobile Finance	-	78,955
Total	$124,741	$78,955

Business Segment Depreciation and Amortization

	September 30,	September 30,
	2006	2005
GPS Tracking Devices	$126,968	-
Automobile Finance	-	4,094
Total	$126,968	4,094

Business Segment Profit/ (Loss)

	September 30,	September 30,
	2006	2005
GPS Tracking Devices	$(1,056,450	$(1,541,163)
Automobile Finance	90,651	(2,621,525)
Total	$(965,799)	$(4,162,688)

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

Accounts Receivable

Accounts receivable relating to the Company’s tracking device segment consist of payments due from wholesalers of the products. In the normal course of business, the Company monitors the financial condition of the Company’s customer base. The Company does not believe that it has significant exposure to any individual customer, accordingly no provision for uncollectible accounts have been recorded as of September 30, 2006.

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

Revenue Recognition and Deferred Revenue - GPS Tracking Solutions

The Company recognizes revenue principally on two types of transactions - sales of products and wireless communication service fees. In accordance with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB No. 104, Revenue Recognition, revenue is recognized when all of the following are met: (i) persuasive evidence of an arrangement exists, (ii) title and risk of loss have passed, (iii) delivery has occurred or the services have been rendered, (iv) the sales price is fixed or determinable and (v) collection is reasonably assured.

The Company generally recognizes revenue on product sales upon shipment, which is prior to the installation of the related products on the consumer’s vehicle or other valuable assets.

Revenues relating to the sale of wireless communication service - subscriptions are recognized over the life of the contract. The term of service contracts offered ranges from 12 to 36 months and are generally payable in full, however some submit monthly fess through electronic fund transfers upon activation of the related unit or renewal of a previous service contract.

Software Development Costs

Software development costs relating to a GPS tracking system solution, recorded at cost, are amortized over five years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually.

Capitalized software is amortized on a straight-line basis over an estimated useful life of 5 years. Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to nine years.

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

The Company’s previous business model involved making loans to persons with non-prime credit for the purchase of new and used automobiles.

Loans to persons with non-prime credit involved an increased probability of delinquency and/or default and involved greater servicing costs than loans made to borrowers with prime credit profiles. The ability to have operated profitably depended, in part, on an accurate evaluation of the creditworthiness of customers and the minimization of losses following defaults. As a result, it was likely that delinquency and loss rates in the Company's portfolio would fluctuate in the near term and may have increased as a greater portion of the portfolio of automobile receivables matured. A significant variation in the timing of or increases in credit losses experienced on the portfolio of automobile receivables could have had a materially adverse effect on the Company. There could be no assurance that any loans made to customers would be repaid in whole or in part or that reserves for such credit risks would be adequate. Any loans that are in default may need to be charged off against the reserves. Further, any default that is with recourse to a Credit Union may require the Company to repurchase the receivable from the Credit Union.

The Company decided to change its course of business as of 2005. As of July of 2004 no new loans in this sector have been made. The Company has elected to allow the auto loan portfolio to “run-off”. Sufficient reserves have been set aside for any further losses.

The Company’s current business model is the sale and servicing of GPS tracking devices. The sales are primarily to commercial users with commercial applications. There are no credit terms to consumers (end users) and payments from them are mostly made by credit card for both sales and service. For most commercial customers product and service costs are paid in advance. Occasionally, terms of net 10 days are provided. The Company currently has no doubtful accounts.

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
 HSNI adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the third quarter of 2006 was $0.00 relating to employee and director stock options and our employee stock purchase plan. Stock-based compensation expense under the provisions of APB No. 25 for the third quarter of 2005 was insignificant.

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

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to the Company’s historical net operating loss position and as there are no options outstanding at January 1, 2006, HSNI has not recorded these excess tax benefits as of September 30, 2006.

Note 5. Going Concern Uncertainty

The Company has incurred net losses in the nine months ended September 30, 2006 and 2005 and has had working capital deficiency both periods.

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

	For the Three Months Ended
	September 30,
	2006	2005

Loss from operations	$(135,676)	$(530,691)
Other income (loss)		13,876
Net loss	$(135,676)	$(516,815)

	For the Nine Months Ended
	September 30,
	2006	2005

Loss from operations	$(1,056,450)	$(1,640,885)
Other income (loss)	90,651	(2,521,803)
Net loss	$(965,799)	$(4,162,688)

Note 6. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the nine months ended September 30, 2006 and 2005.

Note 7. Finance Receivables

Finance receivables are comprised of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Finance receivables	$132,652	$142,559
Allowance for credit losses	(132,652)	(132,077)
Finance receivables net	$-	$10,482

Note 8. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

Furniture and office equipment	$55,554	$55,554
Software	2,185	2,185
Total Property, and Equipment before depreciation	57,739	57,739
Less accumulated depreciation	(42,942)	(38,674)
Property and equipment, net	$14,797	$19,065

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

Capitalized software costs and accumulated amortization were as follows for the nine months ended September 30, 2006 and at December 31, 2005. As of September 30, 2006, the Company determined that there is no impairment of these assets, as management has projected, there will be sufficient future cash flows from operations related to this software purchased in 2005.

	September 30,	December 31,
	2006	2005
Software development costs	$818,000	$818,000
Less accumulated amortization	(152,667)	(29,967)
Capitalized Software, net	$665,333	$788,033

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount
2006		40,900
2007		163,600
2008		163,600
2009		163,600
2010		133,633
Total	$	665,333

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of September 30, 2006, 1,990,289 shares had been exercised and issued under the Plan, 9,711 shares were available for future issuance, and no stock option grants were outstanding.

In January 2005, HSNI issued 100,000 shares of common stock with a par value of $.001. They were issued to an executive as a hiring bonus and are reflected in operating expenses of the consolidated financial statements at $0.15 per share ($15,000). No options were granted and no warrants were authorized during 2006.

Note 11. Notes Payable

	September 30, 2006	December 31, 2005

Two notes payable to a former director of the Company. Both bear interest at 8% per annum. The notes mature in February 2007. See (1) and (2) below.	$286,100	$286,874

In 2005, the Company obtained funds under a financing arrangement bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. The note is uncollateralized and the proceeds were utilized for working capital. This note matures in January 2007. See (3) below.	246,325	229,365

In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note is uncollateralized and the proceeds were utilized for working capital. This note matured in April 2006. See (4) below. The Company intends and expects to renegotiate terms.	141,875	134,500

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate terms.	212,150	224,750

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate terms.	178,617	197,417

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate terms.	13,167	21,300

Note payable, convertible, to a third party bearing interest at 10% per annum and matures in February 2007. See (5) below.	100,000	-

Note payable, unsecured, to a related third party bearing interest at 7% per annum and matured in May 2006. The Company intends and expects to renegotiate terms. See (6) below.	27,000	-

Note payable, convertible, to a related third party. See (7) below.	165,000	-
	$1,370,235	$1,094,206

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

Based on the aforementioned amendment to the conversion calculation rate, the Company performed two conversions, which were elected by the entity holding the note payable: January 2005, the Company issued 3,429,355 shares valued at $0.11 per share at $377,229; and in March 2005, the Company issued 12,000,000 shares valued at $0.18 per share at $2,160,000, totaling $2,537,229 resulting in a charge in the statement of operations. The applied conversion rate was adjusted and recalculated by the Board of Directors, based on the value of the Company’s stock as traded at closing the day prior to the approval of the transaction. The number of shares issued was a negotiation between SANY and the Company based on the financial condition of the Company, its likelihood of success and general business risk factors. .

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

Note 13. Credit Union Participations

On August 31, 2004, the Company entered into a Mutual Termination and Separation Agreement with a credit union and received a full release of all guarantees and servicing obligations in connection with four of the nine guaranteed participations totaling $1,359,810.

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

As of September 30, 2006, one final credit union participation transaction with guarantee provisions and servicing obligations remains.

The Company also provided, on a fee basis, collection and servicing of automobile finance receivables sold to credit unions by the Company as a non-guaranteed participation transaction. During the nine months ended September 30, 2006, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately $0.00.

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

For other related party transactions see Financial Footnotes 10, 11, 12, and 16.

Note 15. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. The outstanding balance totaling $166,085 at September 30, 2006 is in default. The line of credit is collateralized by automobile finance installment contracts approximating $44,000. However, the Company is presently negotiating revised payment terms with the lender.

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

Operating Leases

The Company leased its principal executive office in Frisco, Texas from a related party on a month to month basis, which commenced in September 2004. Effective January 2006, the annual rent increased to approximately $84,000 per year. The Company was responsible for its proportionate share of operating expenses of the premises. The Company intended to contractually assume the lease that the related party had entered into with the property owners. The Company elected not to enter into a long term lease at the Frisco location.

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

Note 17. Legal Proceedings

The Company is currently a defendant in a lawsuit for non-payment of a total purchase price paid for certain retail motor vehicle loan contracts. Service was filed October 10, 2006.

Note 18. Subsequent Events

(1)	In October 2006, 200,000 shares of Common Stock were issued to an employee in payment of performance bonuses at: 200,000 shares at fair value.

(2)
On November 8 2006 the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission. This 2006 Non-Statutory Stock Option Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc. a Nevada Corporation, and any Affiliated Corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company. This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options with in the meaning of section 422 of the Internal Revenue Code of 1986, as amended. There is a total of 15,000,000 common shares in the Plan.

(3)
On November 15, 2006 The Company entered into a relationship with Fireman’s Fund Insurance Company. Fireman’s Fund will feature the Company as a preferred vendor on the Fireman’s Fund web sites, a series of industry-specific sites designed to help business manage risk with the Company’s GPS solutions. Fireman’s Fund Insurance Company is a premier property and casualty insurance company providing personal, commercial and specialty insurance products nationwide. Fireman’s Fund is a member of the Allianz Group, one of the world’s largest providers and property and casualty insurance and other financial services.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes for the period ended September 30, 2006 contained in this Form 10-QSB, and with the audited consolidated financial statements and notes as well as other items thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005. This report, annual reports on Form 10-KSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC's website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on HSNI's website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material HSNI files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-QSB for the period ended September 30, 2006 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of HSNI with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, HSNI also provides forward-looking statements in other materials HSNI releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in HSNI’s annual report on Form 10-KSB and current reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to HSNI’s operations and the business environment in which HSNI operates, which may cause its actual results to be materially different from any future results,express or implied, by such forward-looking statements. Statements in this quarterly report and the exhibits to this report should be evaluated in light of these important risks, uncertainties and factors. HSNI is not obligated to, and undertakes no obligation to publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

The Company entered into a relationship on Nov. 15 2006 with Fireman’s Fund Insurance Company. This relationship will allow Fireman’s Fund commercial policyholders to purchase the Company’s GPS solutions to help mitigate business risk and manage their mobile assets. This relationship will produce revenues by allowing the Company’s GPS solutions to be introduced to a national market through their commercial policyholders.

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

The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business. The Company intends `Homeland Security Network, Inc.' to be recognized as a provider of technology products and services for tracking and recovering valuable mobile assets. The Company anticipates its new course of business will capitalize on rapidly emerging, GPS tracking markets. HSNI plans to serve the concerns and requirements of the individual consumer and corporations. HSNI is predominantly targets markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking.  The Company expects to impact the GPS tracking industry with state-of-the-art software, as with its ability to provide low cost tracking hardware, and its ability to offer a cost-effective data transmission fee. The Company's GPS solution incorporates map tracking and trailing, geo-fencing alerts for designated parameter infringements, and the ability to control vehicle functions with voice commands from its customer's web-enabled mobile phones or personal computers, via the company's internet website system software. The Company plans to continually enhance features.

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

Plan of Operation

In August 2004, the Company began developing plans to "run-off" its operations in the new and pre-owned automotive finance industry by not accepting new business and terminating its business relationships. Its new focus is to transition into several new markets with new products. The Company intends `Homeland Security Network, Inc.' to be recognized as a provider of technology products and services for tracking and recovering valuable mobile assets. The Company anticipates its new course of business will capitalize on rapidly emerging, GPS tracking markets.

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

On September 20, 2006, The Company entered into a more definitive agreement with RSSI whereby the Company acquired, without limitation, the full right, title and interest to the web interface technology from RSSI.

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

Ultimately, the Company expects to generate sustaining revenues derived primarily from the sale of its GPS solutions to domestic and some international customers. Additionally, the Company expects to generate deferred revenues relating through wireless communication fees which terms of service is anticipated to range from 12 to 36 months and are payable in full or invoiced through electronic funds transfer upon activation of the related tracking unit.

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

General Economic Conditions

The Company's new business is related, in part, to the sale of new and pre-owned automobile, commercial trucks and other mobile fleet assets. Sales are affected by employment rates, prevailing interest rates, and other general economic conditions. Economic slowdown or recession could lead to inventory and production decreases. Adverse economic changes and sluggish sales of all types of mobile assets, and weaknesses in the economy could lead to a decline in the sale of the Company’s GPS solution.

Competition

The Company will compete with other product and service suppliers in the GPS industries. The GPS tracking industry relies on coordinating the merging of four separate components in order to operate as a GPS tracking system. They are; hardware, firmware, a software or application system, and wireless communication providers. The Company is a GPS wireless solution provider that has adapted its hardware and software capabilities to operate on what is currently the least costly type of wireless communication in the industry. It is possible that our competitors could adapt their hardware and software to also utilize the Company’s current airtime provider. This event could reduce the size of the Company’s targeted markets.

Dependence on Key Alliances

Presently, the Company is dependent on three electronics developers and manufacturers to develop and manufacture the Company’s radio transmitter devices. It is possible that new emerging technologies could render the Company’s products obsolete or that procurement of supplies could become scarce or more costly to acquire should the Company’s suppliers no longer able to provide the company with the current radio transmitter devices.

Additionally, many competitors are larger and have greater financial and marketing resources than the Company. Should the Company not have the ability to market and distribute its current products, the Company’s ability to generate required capital could be significantly impaired.

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

Possible Other Risks

In addition to all risks and assumptions including, but not limited to, those identified under this "Risk Factors" section, businesses are often subject to risks not foreseen or fully appreciated by management. In reviewing this report, investors and potential investors should keep in mind other possible risks that could be important. Among key factors that may have a direct bearing on the Company's results are competitive practices in GPS solution providers, the ability to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future research and development requirements of GPS solutions, commitments and expansion, and the impact of current and future laws and governmental regulations on operations.

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

If the additional financing or arrangements cannot be obtained, the Company would be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern

Product Sales

For the nine months ended September 30, 2006, revenues from product sales decreased by 89%, or $227,823 as compared to the same period a year ago, primarily due to:

•	A decrease of $227,823, or 89% in airtime and activation revenue from a decrease in the sales volume of tracking devices.

Other Income
For the nine months ended September 30, 2006, revenue from sources categorized as other income decreased by 77.5%, or $46,179 as compared to the same period a year ago, primarily due to:

•
A d A decrease in interest income of $29,250, or 82%, primarily resulting from a reduction of interest income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools;

•	A d A decrease of $6,054, or 100% in other loan fees is the result of terminations of the servicing of loan pools with various credit unions;

Cost of Sales

For the nine months ended September 30, 2006, cost of product sales decreased by 84%, or $161,156 as compared to the same period a year ago, primarily due to:

•	A decrease of $161,156, or 84%, in airtime and tracking cost relating to the decrease in the sales volume of tracking devices.

Operating Expenses

Operating expenses for the nine months ended September 30, 2006 decreased by $697,281, or 39.5% as compared to the same periods a year earlier primarily due to:

•
Interest Expense increased by $29,106 for the nine months ended September 30, 2006 as compared to the same period a year earlier mainly attributed to the increase of amounts payable related to the Company's credit facility and note holders;

•
Deferred Financing Costs decreased by $175,000 for the nine months ended September 30, 2006 as compared to the same period a year earlier primarily as a result of the Company selling a large portion of the finance receivable portfolio;

•
Compensation and benefits decreased by $379,090 for the nine months ended September 30, 2006 as compared to the same period a year earlier primarily due to a decrease of compensation and related benefits for the Company’s compensation costs;

•
Office, occupancy and equipment decreased by $30,024 for the nine months ended September 30, 2006 as compared to the same period a year earlier primarily due to a decrease in rent and associated rent expense as a result of closing office locations in California and Texas;

•	Professional fees decreased by $115,429 for the nine months ended September 30, 2006 as compared to the same period a year earlier.
•
Loan Servicing expenses decreased by $7,720 for the nine months ended September 30, 2006 as compared to the same period a year earlier primarily due to a direct result of the Company's sale of a significant portion of the finance receivables portfolio and its termination of the servicing of loan pools with various credit unions;

•	Depreciation and amortization expense increased by $122,874 for the nine months ended September 30, 2006 as compared to the same period a year earlier;
•	The Company recognized a gain in decrease of provision for loan losses of $62,794 for the nine months ended September 30, 2006 as compared to the same period a year earlier;
•
Marketing expense decreased by $63,203 for the nine months ended September 30, 2006 as compared to the same period a year earlier primarily due to advertising expense associated with marketing GPS products; and

•
Other operating expense increased by $44,171 for the nine months ended September 30, 2006 as compared to the same period a year earlier primarily due to a increase in travel, data processing, and direct mail expenses.

Other expenses decreased by $2,612,454 for the nine months ended September 30, 2006 as compared to the same period a year earlier primarily due to:

•
A beneficial conversion feature expense of $2,521,803 was recorded for the year ended December 31, 2005 due to certain terms of an obligation, which was assigned to a related third party. In December 2005, the obligation was released by the maker and the Company recorded $46,112 of debt relief; and

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $1,056,450, and net losses of $965,799 for the nine months ended September 30, 2006. In 2006, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from: issuances of additional common stock; notes payable; proceeds from the sales of auto finance receivables; interest income and service fees related to auto finance receivables and from the sale of tracking devices. Note the following:

•
In January 2005, the Company obtained funds after issuing a note payable bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. In February 2006, the note was modified to include the outstanding accrued interest of $17,000 and the maturity date renewed to January 2007. The balance of the note was $246,325 at the time the credit facility was suspended. The note is uncollateralized and the proceeds were used for working capital needs.

•
In March 2005, the Company obtained funds of $134,500 under a note payable bearing interest at 7% per annum from a related third party. In February 2006, the note was modified to include the outstanding accrued interest of $7,375. The note is uncollateralized and matured in April 2006. The proceeds were utilized for working capital;

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

•
The Company's debt to a former director consisted of two obligations in default at December 31, 2004 totaling $286,874. The obligations matured in October 2004 and September 2005 with interest rates at 12% and 18%. The Company and its former director have completed its negotiations of renewed terms with interest rates at 8% and a maturity date of February 2007;

•
In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. At September 30, 2006 and December 31, 2005, the balance was $166,085 and is in default. The Company is presently negotiating revised payment terms with the lender;

•	In December 2005, the Company issued 5,250,000 shares of Common Stock at $0.02 per share to a related party as full repayment of funds advanced for working capital needs in the amount of $105,000.
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

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	For the Nine Months Ended September 30,
	2006	2005
Cash provided by (used in):
Operating activities	$(76,745)	$(65,488)
Investing activities	-	(3,142)
Financing activities	87,055	$47,291
Increase/(decrease in cash)	$(10,310)	$(21,339)

The Company provided collection and servicing activities on a fee basis for finance receivables sold to credit unions on a non-guaranteed basis in addition to providing such services to credit unions for financing receivables not purchased from the Company. During the nine months ended September 30, 2006, the total outstanding balance of finance receivables for which collection, asset management, and servicing activities were performed was approximately 0.

Net cash used in operating activities for the nine months ended September 30, 2006 increased to $76,745 from cash used in operations of $65,488 for the nine months ended September 30, 2005. The decrease is essentially comprised of the following specifics:

•	Principal payments collected on finance receivables decreased by $85,486 due to the reduction of the automobile installment loan portfolio from sales to financial institutions;
•	The credit provision for loan losses increased by $239,281 due to loan pool sales requiring the need for a loan loss provision;
•	Accounts payable and other accrued expenses increased by $216,138 due to an increase in contractual obligations and other compensation;
•	Depreciation and amortization expense increased by $122,874 due to the amortization of capitalized software;
•
Interest expense relating to a beneficial conversion feature of $2,535,679 was recorded in March 2005 due to certain terms of an obligation, which was assigned to a related third party (see Financial Footnote 14). In September 2005, $13,876 was recorded as a repayment of the obligation. In December 2005, the obligation was released by the maker and the Company recorded $46,112 of debt relief;

•	Payments to credit unions increased by $17,394 due to the release of servicing certain participation pools and monthly collections;
•	Finance receivables non-cash decreased by $127,556 due to the reduction and release of servicing of participation pools;
•
•	Gain on cancellation of debt increased by $90,651.

Net cash provided by investing activities was $0 for the nine months ended September 30, 2006 compared to cash used in investing activities of $3,142 for the nine months ended September 30, 2005. The Company purchased fixed assets of approximately $3,142, for the three months ended September 30, 2005.

Net cash provided by financing activities was $87,055 for the nine months ended September 30, 2006 compared to cash provided by financing activities of $47,291 for the nine months ended September 30, 2005. Approximately $127,000 received from notes payable financed the Company's working capital needs for the nine months ended September 30, 2006

Market for Common Stock; Volatility of Prices

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

 Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in a lawsuit for non-payment of a total purchase price paid for certain retail motor vehicle loan contracts. The service was filed October 18, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended September 30, 2006, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

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

Item 3. Defaults Upon Senior Securities

None
Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Item 6. Exhibits

10.1	Amendments of Articles of Incorporation (incorporated by reference to Exhibit C of HSNI’s February 7, DEF 14C)

10.2	Software and Firmware Purchase Agreement Dated September 18, 2006 (Rodwell Software Systems, Inc.)

10.3	EFund Capital II, LP (as referenced in 8K filed September 12, 2006)

10.4	Monet Acquisition, LLC Agreement (as referenced in 8-K filed September 26, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ CHARLES NORMAN
Charles Norman
Chief Executive Officer
Date: November 20, 2006

/s/ PETER UBALDI
Peter Ubaldi
President and Chief Financial Officer
Date: November 20, 2006