Form 10KSB
period 2006-12-31
Homeland Security Network, Inc.
filed 2007-04-18
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-15216

Homeland Security Network, Inc.

(Name of small business issuer in its charter)

Nevada	86-0892913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 N. Coit Rd, Suite 1200, Richardson, TX 75080	75080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 618-6400

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes ☐   No ☒

State issuer's revenues for its most recent fiscal year: $54,260.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $688,297 based on the $0.01 per share price at which common equity was sold on March 29, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  199,453,195 shares of Common Stock, $.001 par value, as of March 29, 2007.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

FORM 10-KSB

YEAR ENDED DECEMBER 31, 2006

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-KSB for the period ended December 31, 2006 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Homeland Security Network, Inc. (collectively, with its subsidiaries, “HSNI” or the “Company”) with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, HSNI also provides forward-looking statements in other materials HSNI releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in HSNI’s quarterly reports on Form 10-QSB and current reports on Form 8-K filed with the SEC.

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

PART I

ITEM I. DESCRIPTION OF BUSINESS

The Company

The Company is a Nevada corporation formed in 1993. HSNI’s principal executive office is located at 3000 N. Coit Rd, Suite 1200, Richardson, TX 75080. HSNI’s telephone number is (214) 618-6400. HSNI’s website is www.hsni.us.

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

The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business. The Company intends `Homeland Security Network, Inc.' to be recognized as a provider of technology products and services for tracking and recovering valuable mobile assets.  The Company anticipates its new course of business will capitalize on rapidly emerging, largely under-served, GPS tracking markets. HSNI plans to serve the concerns and requirements of the individual consumer and corporations. HSNI predominantly targets markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. These markets could have a potential demand in excess of 100 million units in the United States, Canada and Mexico over the next decade. The Company expects to impact the GPS tracking industry with state-of-the-art software, as with its ability to provide low cost tracking hardware, and its ability to offer a cost-effective data transmission fee. The Company's GPS products incorporate map tracking and trailing, geo-fencing alerts for designated parameter infringements, and the ability to control vehicle functions with voice commands from its customer's web-enabled mobile phones or personal computers, via the company's internet website system software. The Company plans to continually enhance features.

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

AutoCorp Acquisition Partners designated two persons who were elected to the Board of Directors.  The designees became a majority of the board after the tenth day subsequent to the mailing and filing of the Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated there under. The designees are now the beneficial owners of approximately 49% of the Company's stock and originally constituted 100% of the Company's Board of Directors, however, an additional Director was voted onto the Board on December 30, 2006.

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

The Company entered into a letter of intent dated as of January 2005 with Rodwell Software Systems, Inc. (“RSSI”) regarding the Company's acquisition of all of the issued and outstanding capital stock of RSSI subject to certain adjustments at the closing of the acquisition plus assumption of certain transaction and related costs and expenses.  The letter of intent was subject to various conditions and approvals and contemplated that the acquisition would be effected through the merger of RSSI with and into the Company, with the Company as the surviving corporation. The Company's intention to acquire RSSI was to significantly increase its software/firmware development capabilities, which combines GPS tracking with a web interface in one simple device working in tandem with a cell phone, PDA or computer. The acquisition was not consummated by mutual agreement.

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

On September 18, 2006, the Company entered into an agreement to purchase certain firmware and product enhancements developed by RSSI.  The Company received the software code in the fourth quarter of 2006 and began testing the functionality of the software for acceptable integration into its product offerings.  Prior to Decmber 31, 2006, the Company determined it would accept one of three modules it purchased in the software agreement.  Subsequent to December 31, 2006, the Company has continued to evaluate the effectiveness of the software with its product offerings and believes the other two modules will be accepted by the Company in the second quarter of 2007 upon complete integration into its software platform.  The terms of the agreement require the Company to pay RSSI $136,000 upon final acceptance.  The payment includes $11,000 to be paid initially in cash consideration with the remaining $125,000 to be repaid through the issuance of a note payable that is convertible into a fixed amount of shares of the Company at the option of RSSI.  The Company is currently negotiating the terms of the existing agreement and expects certain terms to be amended.  As of December 31, 2006, the Company has recorded the amount owed in accordance with the agreement referenced above, which is reflected as product development expense of $136,000 and is included in accrued expenses for the same amount.  The Company did not capitalize the cost of the purchased software since its recent historical cash flows does not support that their will be adequate cash flows in the future to record as an intangible asset at December 31, 2006.

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

Competition:

The Company will compete with other product and service suppliers in the GPS industries. The GPS tracking industry relies on coordinating the merging of four separate components in order to operate as a GPS tracking system. They are; hardware, firmware, a software or application system, and wireless communication providers. The Company is a GPS tracking company that has adapted a portion of  its hardware and software capabilities to operate on what is currently the least costly type of airtime network provider in the industry. It is possible that a competitor could adapt its hardware and software to also utilize the Company’s current airtime provider. This event could reduce the size of the Company’s targeted markets.

Dependence on Key Alliances:

Presently, the Company is no longer dependent on a single electronics developer and manufacturer to develop and manufacture the Company’s products. However, it is possible that new emerging technologies could render the Company’s products obsolete or that procurement of supplies could become scarce or more costly to acquire should the Company’s suppliers terminate their alliance with the Company.

Additionally, the Company presently relies on the ability of a wholesale distributor, strategic alliances and a limited in-house sales force to market and sell the products. Many competitors are larger and have greater financial and marketing resources than the Company.

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

Substantial Leverage:

Although substantially leveraged at the end of fiscal year 2006, in order to meet the ongoing working capital requirements of the Company, additional indebtedness may have to be incurred, perhaps resulting in a more highly leveraged capital structure. A highly leveraged capital structure could have adverse consequences, including:

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

Employees

At December 31, 2006, the Company employed a total of 4 people. No employees are covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

The principal executive office of the Company is located at 3000 N. Coit Rd, Suite 1200, Richardson, TX 75080. Approximately 3,162 square feet of leased premises are at this location. The rent is approximately $43,000 per year. The lease expires in October 2009.

Prior to July 1, 2006, the Company leased its principal executive office in Frisco, Texas from a related party on a month to month basis, which commenced in September 2004.

Rent expense totaled $68,831 and $45,064 for the years ended December 31, 2006 and 2005, respectively.

ITEM 3. LEGAL PROCEEDINGS

The Company is presently a party to a legal proceeding as follows:

Plus 4 Credit Union FK/A Houston Postal Credit Union (“HPCU”).  The Company, through its wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general  performance under the servicing agreement.  HPCU has started a legal action but the attorneys for both sides are in the process of negotiating a settlement. Management believes that a settlement will be reached and this matter will be resolved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM. 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is on the OTC Bulletin Board. The name of the Company was changed to Homeland Security Network, Inc. on March 1, 2005, and the symbol was changed to “HSYN” effective March 16, 2005. It can be viewed at http://quotes.nasdaq.com.

Trading in the Company’s securities was suspended from April 5, 2005 through April 18, 2005 by the Securities and Exchange Commission because the Company was delinquent in its periodic filing obligations under Section 13(a) of the Exchange Act of 1934 and because of possible manipulative conduct occurring in the market for the Company’s stock.  Trading was reinstituted upon filing its delinquent filing obligations on June 19,2006

The table below lists the high and low bid prices for each quarter of the last two fiscal years.

Bid Quotations*

Fiscal 2006:	Low	High
First Quarter	$0.06	$0.10
Second Quarter	0.01	0.10
Third Quarter	0.01	0.09
Fourth Quarter	0.01	0.03

Fiscal 2005:
First Quarter	0.11	0.18
Second Quarter	0.025	0.10
Third Quarter	0.07	0.08
Fourth Quarter	0.06	0.06

*These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and thus may not represent actual transactions.

Information Relating to the Company’s Voting Securities

Shares of Common Stock are the only voting securities of the Company. Holders of the Common Stock are entitled to one vote on all matters presented to stockholders for each share registered in their respective names. As of March 29, 2007, there were 199,453,195 shares of Common Stock outstanding. The Series A and Series B Preferred Stock have no voting rights.

At December 31, 2006, there were approximately 501 holders of record of the Common Shares of the Company.

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

From January 1, 2003 through December 31, 2006, the Company issued the following securities without registration under the Securities Act of 1933:

▪

50,000 shares of common stock were issued in 2003 to the Chairman of the Board for services rendered as a consultant.

▪

In January 2005, 100,000 shares of common stock were issued to an executive as a hiring bonus at $0.15 per share ($15,000).

▪

Under rights obtained pursuant to an Assignment and Assumption Agreement entered into in December 2004, the note holder of a $61,538 note elected to convert principal payments remitted into common stock.  In January 2005, the Company issued 3,429,355 shares at $0.11 per share valued at $377,229. In March 2005, the Company issued 12,000,000 shares at $0.18 per share valued at $2,160,000, totaling $2,537,229 resulting in a charge in the statement of operations.

▪

In April 2005, 2,070,000 shares of common stock were issued to executives and other employees in payment of performance bonuses; 70,000 shares at $0.11 and 2,000,000 shares at $0.02 (totaling $47,000).

▪

In April 2005, 380,091 shares of common stock were issued as payment for past due interest due on certain notes payable at $0.11 per share ($41,810).

▪

In April 2005, 50,000 shares of common stock were issued as payment to an executive as a hiring bonus at $0.11 per share ($5,500).

▪

In April 2005, 2,207,327 shares of common stock were issued as payment to officers in full satisfaction of notes payable at $0.11 per share ($242,806).

▪

In April 2005, 1,000,000 shares of common stock were issued in payment for financing costs at $0.175 per share ($175,000).

▪

In June 2005, 11,000,000 shares of common stock were issued to an executive in lieu of compensable salary for the 2005 year at $0.045 per share ($495,000).

▪

In July 2005, 2,500,000 shares of common stock were issued at $0.08 per share under a Subscription Agreement (Regulation S Investment) whereby the Company received $200,000.

▪

In September 2005, the Company issued 7,000,000 shares of common stock at $0.07 per share ($490,000) for the purchase of certain software, firmware and product enhancements.

▪

In December 2005, 9,200,000 shares of common stock were issued to executives and other employees in payment of performance bonuses: $0.03 per share totaling $276,000.

▪

In December 2005, 394,793 shares of common stock were issued as compensation and expense reimbursement to an officer: $0.03 per share totaling $11,844.

▪

In December 2005, 1,478,693 shares of common stock were issued as payment for past due interest due on certain notes payable: $0.03 per share totaling $44,361.

▪

In December 2005, the Company issued 4,100,000 shares of common stock at $0.08 per share for the purchase of certain software, firmware and product enhancements totaling $328,000.

▪

In December 2005, the Company issued 5,250,000 shares of common stock at an agreed conversion rate of $0.02 per share as payment in full satisfaction for funds advanced of $105,000, used for working capital needs.

▪

In December 2005, the Company issued 2,500,000 shares of common stock as compensation paid for services rendered by Securities Acquisition New York, LLC in 2005.

▪

In February 2006, 500,000 shares of common stock were issued to a party as a settlement for non-payment of a total purchase price paid for certain retail motor vehicle loan contracts: 500,000 shares at $0.05 totaling $25,000.

▪

In March 2006, the Company obtained $27,000 under a note payable bearing interest at 7% per annum from a third party.  The note matured in May 2006.  The note is unsecured.  Additionally, for and in consideration of the value received, the Company issued 1,000,000 shares of common stock.  In April 2006, such shares of common stock were issued at par value and recorded at $0.05 per share or $50,000.  The proceeds were utilized for working capital.

▪

In April 2006, 600,000 shares of common stock were issued to two employees in payment of performance bonuses at: 400,000 shares at $0.05 and 200,000 shares at $0.05 (totaling $30,000).

▪

In April 2006, 12,500 shares of common stock were issued to a third party as payment of technological services performed and rendered at: 12,500 shares at $0.05 (totaling $625).  A provision for an additional 12,500 shares of common stock is authorized for and due upon the completion of additional technological services performed and rendered.

▪

In April 2006, 1,500,000 shares of common stock were issued to a related third party as payment for consulting services rendered at: 1,500,000 shares at $0.05 (totaling $75,000).  The Company obtained $100,000 under a note payable bearing interest at 10% per annum from a third party as a result of the services rendered by the related third party.  The proceeds were utilized for working capital.

▪

In June 2006, 600,000 shares of common stock were issued to two employees in payment of performance bonuses at: 400,000 shares at $0.05 and 200,000 shares at $0.05 (totaling $30,000).

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

Management's Discussion and Analysis or Plan of Operations should be read in conjunction with the Audited Consolidated Financial Statements and related notes. The results of operations for the period ended December 31, 2006 are not necessarily indicative of operating results expected for future reporting periods.

Forward Looking Statements

As previously stated on page 3, this report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to, projections of revenue, income, or loss, estimates of capital expenditures, plans for future operations, products, or services, financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth herein. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Aforementioned disclosures, as well as other statements in this Report on Form 10-KSB, including those in the notes to the Company’s consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company’s stock price.

Revenues

Product Sales:

For the year ended December 31, 2006 revenues from product sales decreased by 79%, or $200,800 as compared to the same period a year ago, primarily due to:

•

The Company elected to broaden its hardware distribution capabilities and protect itself against a concentration with one hardware manufacturer.  In addition, the Company believed that it could (and, in fact did) find a device which was less expensive to purchase.  As a result additional testing and software/firmware changes were necessary.  Management felt it was better to concentrate on this expanded product line and not market until the Company’s new devices were thoroughly proven.

Other Income:

For the year ended December 31, 2006 revenue from sources categorized as other income decreased by 85%, or $53,499 as compared to the same period a year ago, primarily due to:

•

A decrease in interest income of $30,808 or 79%, primarily resulting from a reduction of interest income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools;

•	A decrease of $12,304, or 100%, in gain (loss) on sale of loans resulting from a reduction in the Company’s portfolio of automobile finance receivables.
•	A decrease in other income of $10,387 resulted from auto sales no longer available to the Company.

Cost of Sales

Product Sales:

For the year ended December 31, 2006 cost of product sales decreased by 74%, or $141,154 as compared to the same period a year ago, primarily due to:

•	A decrease in the purchase of product while the Company expanded , developed and tested its new devices as described above.

Operating Expenses:

Operating expenses for the year ended December 31, 2006 decreased by $392,736, or 14% as compared to the same periods a year earlier primarily due to:

•

Interest Expense increased by $78,542 for the year ended December 31, 2006 as compared to the same period a year earlier mainly attributed to the increased borrowing by the company to support its working capital needs.

•

Deferred Financing Costs decreased by $175,000 for the year ended December 31, 2006 as compared to the same period a year earlier primarily as a result of the Company not entering into a similar financing transaction in 2006 as in 2005.

•	Compensation and benefits decreased by $736,560 for the year ended December 31, 2006 as compared to the same period a year earlier primarily due to a decrease in staff and related benefits.
•

Office, occupancy and equipment decreased by $22,552 for the year ended December 31, 2006 as compared to the same period a year earlier primarily due to a decrease in rent and associated rent expense as a result of moving to less expensive space in Richardson Texas.

•

Professional fees increased by $327,822 for the year ended December 31, 2006 as compared to the same period a year earlier primarily due to increased needs related to legal counsel, accounting fee requirements, and consulting fees mostly related to SEC compliance.

•

Loan Servicing expenses decreased by $1,446 for the year ended December 31, 2006 as compared to the same period a year earlier primarily due to a direct result of the Company's sale of a significant portion of the finance receivables portfolio and its termination of the servicing of loan pools with various credit unions.

•

Depreciation and amortization expense increased by  $133,809 for the year ended December 31, 2006 as compared to the same period a year earlier due to a full year of amortization of capitalized software costs as compared to 2005 which included a partial year of amortization.

•

The Company incurred a decrease in product development costs of $152,209 during the year ended December 31, 2006 because the major product development costs were incurred when the systems and technology were in there initial start-up phase. During 2006, changes were made as the new devices came on-line but the costs of this enhancement was not as great as the earlier development.  The Company was able to use the technology they developed in 2005 as a base for the 2006 enhancements.

•

The Company recognized a gain in decrease of provision for loan losses of $43,980 for the year ended December 31, 2006 as compared to the same period a year earlier primarily due to the loan loss reserve requirement calculated on reduced portfolio size.

•

Marketing expense decreased by $63,203 for the year ended December 31, 2006 as compared to the same period a year earlier primarily due to a reduction in the promotion of the products while the new devices were being prepared for market.

•

Other operating expense increased by $63,768 for the year ended December 31, 2006 as compared to the same period a year earlier primarily related to finding and developing the new devices and testing in new markets.

•

The Company incurred an increase in bad debt expense of $110,313 during the year ended December 31, 2006 for accounts receivable losses related to a provision recorded against a related party receivable of $133,000.

Other expenses decreased by $1,948,886 for the year ended December 31, 2006 as compared to the same period a year earlier primarily due to:

•	Impairment of intangible assets increased by $624,433 for the year ended December 31, 2006 as compared to the same period a year earlier due to an impairment of software development.
•	Interest expense from beneficial conversion feature decreased by $2,521,803 due to a reduction for the necessity of the Company to engage in this type of transaction in 2006.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $2,440,313, and net losses of $2,966,049 for the year ended December 31, 2006. In 2006, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from:  issuances of additional common stock; notes payable; vendor financing; and proceeds from the sale of tracking devices and airtime.

•

In February 2006, the Company obtained $100,000 under a note payable bearing interest at 10% per annum from a third party.  The note matured in February 2007.  The note is convertible, exercisable by the payee, at any time during the term into 1,000,000 shares of common stock.  Such conversion to shares of common stock will be computed at the market rate on the date of conversion if so exercised.  The proceeds were utilized for working capital.

•	In March 2006, the Company obtained $27,000 under a note payable bearing interest at 7% per annum from a third party. The note matured in May 2006. The note is unsecured.
•

In April 2006, the Company issued a note payable to Rodwell Software System (“RSSI”) in the amount of $165,000 due within one year from the date of the note.  The note bears interest at a rate of 8% per annum.  The note is convertible at any time during the term into shares of common stock at an exercise price of $0.05 per share.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year Ended December 31,
	2006	2005

Cash provided by (used in):
Operating activities	$(78,027)	$(1,044,799)
Investing activities	-	3,108
Financing activities	77,093	$1,023,128

Decrease in cash	$(934)	$(18,563)

During 2005, the Company provided collection and servicing activities on a fee basis for finance receivables sold to credit unions on a non-guaranteed basis in addition to providing such services to credit unions for financing receivables not purchased from the Company.  During 2006, the collection and servicing activities ceased.

Net cash used in operating activities for the year ended December 31, 2006 decreased to $78,027 from cash used in operations of $1,044,799 for the year ended December 31, 2005. The decrease is essentially comprised of the following specifics:

•	Principal payments collected on finance receivables decreased by $103,933 due to the elimination of loan servicing activities;
•	The credit provision for loan losses decreased by $190,137 due to the elimination of loan servicing activities;
•	Accounts payable and other accrued expenses increased by $1,241,078 due to an increase in contractual obligations for professional services and other compensation;
•	Proceeds from loans sold decreased by $1,319 due to the reduction of the automobile installment loan portfolio from sales to financial institutions;
•	Depreciation and amortization expense increased by $133,809 due to a full year of amortization of capitalized software in 2006 versus a partial year in 2005;
•	Stock issuances used for compensation and obligations related to notes payable decreased by $819,768 due reduced borrowings from issuances of notes payable;
•	Interest expense relating to a beneficial conversion feature decreased by $2,535,679 due to no similar transaction in 2006;
•	Payments to credit unions decreased by $344,589 due to the release of servicing certain participation pools and monthly collections.

Net cash provided by investing activities was $0 for the year ended December 31, 2006 compared to cash provided by investing activities of $3,108 for the year ended December 31, 2005. The Company purchased fixed assets of approximately $3,142 and sold fixed assets of approximately $6,250 for the year ended December 31, 2005; no such transactions occurred for the year ended December 31, 2006.

Net cash provided by financing activities was $77,093 for the year ended December 31, 2006 compared to cash provided by financing activities of $1,023,128 for the year ended December 31, 2005. Approximately $127,000 received from notes payable, approximately $49,907 principal payments on long term debt, approximately $0 in advances from related parties, and $0 in proceeds from issuance of common stock financed the Company's working capital needs for the year ended December 31, 2006. For the year ended December 31, 2005, the Company paid $27,666 on borrowings under the line of credit, $61,538 in principal payments on long term debt, $672,832 in advances from affiliates, and $134,500 in proceeds from notes payable.

Market for Common Stock; Volatility of Prices

There has been a limited public trading market for Common Shares of the Company. There can be no assurance that a regular trading market for the Common Shares will ever develop or, if developed, that it will be sustained. The market price of the Common Shares could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of operations of the Company or other companies in the GPS tracking industry, changes in conditions affecting the economy generally, analyst reports, general trends in industry, and other political or socioeconomic events or factors.

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

Allowance for credit losses is increased by allocating a portion of the discount recorded on the acquisition of contracts.. Any increases in the allowance for losses subsequent to the acquisition of the contract are charged to earnings. Consumer loans are ordinarily charged off when they are 120 - 180 days contractually past due.

Intangible Assets:

Software development costs, recorded at cost, are amortized over five years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company determined that impairment existed at December 31, 2006 and has recorded such loss on the statement of operations.

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to the information from what was disclosed in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 and the Company’s quarterly reports on Form 10QSB for periods ended September 30, 2006. Refer to the Company’s December 31, 2005 annual report on Form 10-KSB and quarterly reports on Form 10QSB for periods ended September 30, 2006 for information regarding quantitative and qualitative disclosures about market risk.

ITEM 7. FINANCIAL STATEMENTS

The following audited consolidated financial statements are attached to and filed as part of this report (please see pages 25-44):

•	Consolidated Balance Sheets for the Years Ended December 31, 2006 and 2005;
•	Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005;
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005;
•	Consolidated Statement of Changes in Shareholders' Equity (Deficit) For the Years Ended December 31, 2006 and 2005; and
•	Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In October 2005, Friedman LLP, the Company's independent registered public accounting firm notified the Company's Board of Directors that it declined to stand for re-election. The Company's Board of Directors approved the change of its independent registered public accounting firm. The change was not related to any matter concerning the Company, including its selection or application of accounting policies or judgments, the scope of audit, internal controls or integrity of management.

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

ITEM 8A. CONTROLS AND PROCEDURES

HSNI’s Chief Executive Officer and President, have evaluated the effectiveness of the Company's "disclosure controls and procedures"(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and President have identified the following material weaknesses:

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

The Chief Executive Officer and the President believe these actions have and will further strengthen the internal controls of the Company. Although not yet accomplished, the Company is committed to augment, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting. The Company intended and expected to have such in place by the end of the first quarter of 2006; however, the Company now expects to have such in place by the end of the third quarter of 2007.

ITEM 8B. OTHER INFORMATION

None applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Members of the Board of Directors are elected to serve until the next annual meeting or until their successor is elected and qualified. As of April 15, 2007, the date of the next annual meeting has not been selected. The Company presently contemplates that should a 2007 Annual Meeting of Shareholders be held, the newly elected Directors will hold a regular annual meeting of the Board of Directors. If a regular meeting is not held, the Directors will sign a unanimous consent in lieu of holding the meeting and will re-elect certain current officers and add new officers and directors for the coming year.

The Executive Officers and Directors of the Company as of  April 15, 2007 are:

Name	Age	Position	Director Since

Peter D, Ubaldi	61	Chief Executive Officer; President Director	2004

Charles Norman	49	Director	2003
Roy Pardini	62	Executive Vice President, Director	2006

Charles Norman was Chief Executive Officer until December 31, 2006.  He resigned in January 2007 and is currently involved as a Director.

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

In May 2004, (amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Peter Ubaldi. The Agreement provides that Mr. Ubaldi shall serve as the President of HSNI to January 1, 2007. The duration of the Agreement is for a period of two years marked by the amended and restated date of January 1, 2005. At any time prior to the expiration of the Agreement, HSNI and Mr. Ubaldi may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Ubaldi, as the President, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of HSNI’s Board of Directors, of cash, stock or other valid form of compensation.  The Company renewed Mr. Ubaldi’s contract effective January I, 2007 for a period of two years according to the same terms and conditions as covered in the previous Employment Agreement. Upon the resignation of Mr. Norman Mr. Ubaldi was appointed by the Board of Directors to CEO.

Mr. Norman’s experience includes consumer banking, consumer finance companies, and the automobile industry. Mr. Norman has been involved in raising capital and has served in successful turnaround executive management roles in private and publicly held companies, as well as extensive entrepreneurship as a passive investor and/or managing partner. Mr. Norman has ten years of experience in various senior capacities running publicly traded companies.

In April 2003, (amended and restated January 2004, amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Charles W. Norman. The Agreement provides that Mr. Norman shall serve as the Chief Executive Officer of HSNI to January 1, 2007. The duration of the Agreement is for a period of two years marked by the amended and restated date of January 1, 2005.  On January 22, 2007 the Board of Directors accepted Mr. Norman’s resignation from his position as CEO. Upon termination of and under the terms of the Agreement, Mr. Norman shall be entitled to severance compensation in an amount equal to twenty-four months’ of base salary as shall exist at the time of such termination.  At December 31, 2006, upon the resignation by Mr. Norman, the employment agreement was not renewed.

Mr. Pardini has served in various executive capacities with the Company since 2000.  His background was focused on sales and marketing while with HSNI in its present business and previously in the auto finance industry.  Mr. Pardini is a stockholder and has from time to time provided capital for the Company.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for each of the last three fiscal years, cash and certain other compensation paid by the Company for its Chief Executive Officer, President and Chief Financial Officer. None of the next highly compensated officers serving on December 31, 2006 received more than $100,000 for fiscal 2006.

Long Term Compensation

Name/Principal	Fiscal Year	Annual Compensation		Awards and Payouts
Position		Salary	Bonus	Stock	Options	LTIP
				Awards	SARs
Charles Norman

CEO	2006	$250,000	--	--	--	--

CEO	2005	$256,000	--	--	--	--

CEO	2004	$250,000		--	--	--

Peter Ubaldi

CFO & President	2006	$250,000	--	--	--	--

CFO & President	2005	$256,000	--	--	--	--

Exec Vice President	2004	$206,458	--	--	--	--

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of December 31, 2006, 1,990,289 shares had been exercised and issued under the Plan; 9,711 shares were available for future issuance.

In January 2005, HSNI issued 100,000 shares of common stock with a par value of $.001. They were issued to an executive as a hiring bonus and are reflected in operating expenses of the consolidated financial statements at $0.15 per share ($15,000) for period ended December 31, 2005. No options were granted and no warrants were authorized during 2005.

On November 8, 2006, the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc., a Nevada Corporation, and any Affiliated Corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There are a total of 15,000,000 common shares in the Plan.  As of December 31, 2006, no shares had been issued under the Plan.

Compensation of Directors

No Directors fees were paid during fiscal 2006 and 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of December 31, 2006, concerning the beneficial ownership of Common Stock by all Directors and nominees, officers, all Directors and officers of the Company, as a group, and each person who beneficially owns more than 5% of the 175,536,430 outstanding shares of Common Stock, $.001 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated;

Number of Shares Beneficially Owned and Percent of Class

Directors, Named Officers and 5% Stockholders
	Common Stock	Percent of Common Stock	Series A Preferred	Percent of Series	Series B Preferred	Percent of Series	Percent Voting Power
AutoCorp Acquisition Partners (1)	24,131	0.0001%	4,086,856	100%	1,621,642	100%	--
Charles Norman, Director, Chief Executive Officer (2)	40,815,422	23.25%	2,043,428	50%	810,821	50%	23.25%
Peter Ubaldi, Director President, Chief Financial Officer, Treasurer (3)	44,437,441	25.32%	2,043,428	50%	810,821	50%	25.32%
William Merritt (4)	9,140,000	5.20%	--	--	--	--	5.20%
Securities Acquisition New York, LLC (5)	8,907,000	5.07%	--	--	--	--	5.07%
Roderick Michael Johnson (6)	11,100,000	6.47%	--	--	--	--	6.47%
Jay Doleh, Chief Technology Officer (7)	2,000,000	1.14%	--	--	--	--	1.17%
Michael R. Dumont, Chief Compliance Officer	4,600,000	2.62%	--	--	--	--	2.62%
Donna Blohm, VP of Accounting and Controller	1,850,000	1.05%	--	--	--	--	0.61%
Terri Ashley, Secretary, VP of Investor Relations	3,024,131	1.72%	--	--	--	--	1.76%
Roy Pardini, VP of Sales	5,453,577	3.11%					3.18%
All directors, director nominees and officers as a group	118,404,154	67.45%	4,086,856	100%	1,621,642	100%	67.45%
All 5% beneficial owners	130,623,446	74.41%	4,086,856	100%	1,621,642	100%	74.41%

1.

Messrs. Norman and Ubaldi each own a 50% interest in AutoCorp Acquisition Partners and constitute 2/3rds of the HSNI’s Board of Directors. AutoCorp Acquisition Partners as a company does not have a common equity position in HSNI. The preferred shares, however, reside in the name of AutoCorp Acquisition Partners. As a corporation, AutoCorp Acquisition Partners is not listed on the issuer’s shareholder list.

2.

HSNI’s shareholder records reflect that this block of shares is held as follows: Charles Norman, (1,445,422); Charles and/or Desiree and/or Chase Norman, (40,815,422 shares);  HSNI knows these parties to be affiliated.

3.

HSNI’s shareholder records reflect that this block of shares is held as follows: Peter Ubaldi Revocable Trust, (36,000,000); Peter Ubaldi, (2,437,441 shares); Jason Ubaldi, (3,000,000 shares); and Michael & Allison Louro, (3,000,000). HSNI knows these parties to be affiliated.

4.

HSNI’s shareholder records reflect that this block of shares is held as follows: William Merritt, (200,000); and BBK Investments (8,940,000). HSNI knows these parties to be affiliated.

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

The Company does not file on these individuals’ behalf and solely reviews reports furnished to HSNI. The Company has reviewed its files with respect to fiscal 2006. The following persons failed to file timely or did not file a Form 3, Form 4 or Form 5 within fiscal year 2006: Charles Norman; and Peter Ubaldi.

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

On June 30, 2003, Pacific USA Holdings Corp. (“PUSA”) was the sole stockholder of PFG and PHG and as such beneficially owned 142,490,202 HSNI Common Shares. Pacific Electric Wire and Cable (“PEWC”) was the sole shareholder of PUSA and as such beneficially owned 142,490,202 HSNI Common Shares, which represented 95.66% of the 148,953,873 HSNI Common Shares then outstanding.

On August 20, 2004, PHG, the then controlling shareholder of the Company, and one of its affiliates, Pacific Financial Group (“PFG”) and, collectively with PHG, the ("Sellers"), sold their stock to a partnership, AutoCorp Acquisition Partners (“AAP”, the "Purchaser") formed by the then President (and CEO) and Executive Vice President of the Company.

The Purchaser designated Charles Norman, the then President (and CEO) and Peter Ubaldi, the then Executive Vice President of the Company (the "Purchaser Designees") who were elected to the Board of Directors. The Purchaser Designees became a majority of the Board after the tenth day subsequent to the mailing and filing of the Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated there under. The Purchaser is now the beneficial owner of Company's stock and the Purchaser Designees constitute  2/3rds of the Company's Board of Directors.

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

Monet Acquisition, LLC Agreement

On September 26, 2006, the Company entered into an agreement to sell 80% of the total issued and outstanding common stock of its wholly-owned subsidiary Pacific Auto Group, Inc. ("PAG") pursuant to a Stock Purchase Agreement by and between Homeland Security Network, Inc. and Monet Acquisition, LLC, a Delaware limited liability company. Monet agreed to assume certain liabilities of PAG in consideration of the stock purchase. Pacific Auto Group, Inc. will be operated and controlled totally independent of HSNI; however, it is the intention of HSNI to distribute the remaining 20% of the outstanding common stock of PAG that HSNI owns to its stockholders as a dividend.

For other related party transactions see Financial Footnotes 11, 12, 13, 17 and 21.

ITEM 13. EXHIBITS

Exhibit Index

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit Number	Description

3.1	Amendments to Articles of Incorporation (incorporated by reference to Exhibit C of HSNI’s February 7, 2005 DEF 14C)

10.1	Acquisition Agreement (incorporated by reference to Exhibit 2.1 of HSNI’s August 31, 2004 8-K)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 10.1 of HSNI’s May 18, 2004 10-KSB)
10.1	Purchase and Sale Agreement bet. Pacific Auto Group, Inc and Monet Acquisition LLC ( incorporated by reference to Exhibit 10.1 of HSNI’s 8-K , October 3 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT FEES

Fees for audit services totaled approximately $65,000 and $55,000 in 2006 and 2005, respectively. There were no audit related tax, or other fees paid to the Company’s independent registered public accounting firm.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICY AND PROCEDURES

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee.  During fiscal year 2006, the Board of Directors  adopted  policies  and  procedures  for the pre-approval of audit and non-audit  services  for  the  purpose  of  maintaining  the independence of our independent  auditors.  We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At  the  time  such  pre-approval  is  granted,  the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that  management  will  not  be  called  upon  to  make judgment as to whether a proposed  service  fits  within  the  pre-approved  services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may  not  be  exceeded  without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining the auditor's independence.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Homeland Security Network, Inc.

We have audited the accompanying consolidated balance sheets of Homeland Security Network, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeland Security Network, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has suffered losses from operations, incurred negative cash flows from operations, and has a shareholders’ deficit at December 31, 2006 and 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 6.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ BKR Cornwell Jackson

Plano, Texas

April 16, 2007

HOMELAND SECURITY NETWORK, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS

Current Assets:
Cash	$1,842	$2,776
Accounts Receivable – related parties, net of allowances of $133,250 and $0, respectively	-	133,250
Finance receivables, net of allowances of $0 and $132,077, respectively	-	10,482
Prepayments and other current assets	-	1,055

Total current assets	1,842	147,563

Property, plant and equipment, net of accumulated depreciation of $44,365 and $38,674, respectively	13,374	19,065
Capitalized software, net	-	788,033
Deferred charges and other assets:
Security deposits	-	7,036
Miscellaneous receivable	-	599

Total other assets	-	7,635

Total assets	$15,216	$962,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	$1,492,609	$872,557
Accounts payable and accrued liabilities to related parties	1,348,724	318,713
Notes payable to related parties	1,371,009	1,094,206
Amounts payable to credit unions	80,032	202,555
Line of credit	166,085	166,085

Total current liabilities	4,458,459	2,654,116
Commitments and contingencies
Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 175,536,430 and 171,123,930 shares issued and outstanding	175,537	171,124
Additional paid-in-capital	19,887,845	19,677,632
Accumulated deficit	(24,463,615)	(21,497,566)

	(4,043,503)	(1,292,080)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)

Total Stockholders’ deficit	(4,443,243)	(1,691,820)

Total liabilities and stockholders’ deficit	$15,216	$962,296

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005
Revenues:
Net Product Sales – related parties and other	$54,260	$255,060
Cost of goods sold	50,346	191,500

Gross Margin – Product Sales	3,914	63,560

Interest income – finance receivables	8,450	39,258
Gain (Loss) on sale of loans and other	-	12,304
Other Income	900	11,287

Other Income	9,350	62,849

Gross Margin	13,264	126,409

Expenses:
Interest expense	183,135	104,593
Deferred financing costs	-	175,000
Compensation and benefits	1,027,816	1,764,376
Office occupancy and equipment	96,016	118,568
Professional and consulting fees	563,436	235,614
Loan servicing	8,613	10,059
Depreciation and amortization	169,291	35,482
Product development expense	160,791	313,000
Provision for loan loss	(15,218)	(59,198)
Marketing expense	-	63,203
Other operating expense	126,447	62,679
Bad debt expense	133,250	22,937

Total expenses	2,453,577	2,846,313

Loss from Operations	$(2,440,313)	$(2,719,904)

Other income (deductions):
Other Income	8,046	1,069
Forgiveness of Debt	90,651	46,112
Impairment of Intangible Asset	(624,433)
Interest Expense from beneficial conversion (See Note 15)	-	(2,521,803)

Total other deductions	(525,736)	(2,474,622)

Net loss	$(2,966,049)	$(5,194,526)

Net loss per share, basic and diluted	$(0.02)	$(0.04)

Weighted average shares outstanding, basic and diluted	174,142,526	133,820,103

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,966,049)	$(5,194,526)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Gain on sale of assets	-	(6,250)
Depreciation and amortization	169,291	35,482
Bad debt expense	133,250	-
Provision for loan loss	-	190,137
Impairment of intangible asset	624,433
Common stock issued for interest-beneficial conversion feature	-	2,535,679
Common stock issued for services and compensation	189,626	832,844
Common stock issued for interest expense	-	176,550
Forgiveness of debt	(91,548)
Changes in:
Accounts receivable	10,482	(133,250)
Other current assets	1,055	10,791
Other assets	7,635	37,301
Accounts payable and other accrued expenses	1,843,798	602,720
Principal payments collected on consumer loans	-	103,933
Payments to credit unions	-	(344,589)
Finance receivable/non-cash	-	107,060
Proceeds from loans sold	-	1,319

Net cash used in operating activities	(78,027)	(1,044,799)
Cash flows from investing activities:
Purchases of property and equipment	-	(3,142)
Sale of fixed assets	-	6,250

Net cash provided by investing activities	-	3,108
Cash flows from financing activities:
Borrowings (repayment) under line of credit	-	(27,666)
Advances from affiliates	-	672,832
Principal payments of long-term debt	(49,907)	(61,538)
Proceeds from notes payable	127,000	134,500
Proceeds from issuance of common stock	-	305,000

Net cash provided by financing activities	77,093	1,023,128

Net decrease in cash	(934)	(18,563)
Cash beginning of the year	2,776	21,339
Cash end of the year	$1,842	$2,776

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$17,140
Forgiveness of related entities’ liabilities and receivables	$-	$118,962
Stock issued to purchase software	$-	$818,000
Stock issued for debt conversion	$-	$309,026
Stock issued for accrued expenses	$25,000	$154,371

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Deficit)

For the Years Ended December 31, 2006 and 2005

	Common Stock		Additional Paid-In Capital	Preferred Stock – Series A
	Shares	Amount		Shares	Amount
Balance at December 31, 2004	106,463,671	$106,464	$14,491,850	4,086,856	$4,087
Forgiveness of related entities’ liabilities and receivables	-	-	118,973	-	-
Common Stock issuances	64,660,259	64,660	5,066,809	-	-
Net loss	-	-	-	-	-

Balance at December 31, 2005	171,123,930	$171,124	$19,677,632	4,086,856	$4,087

Common stock issuances	4,412,500	4,413	210,213	-	-
Net loss	-	-	-	-	-

Balance at December 31, 2006	175,536,430	$175,537	$19,887,845	4,086,856	$4,087

	Preferred Stock – Series B		Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance at December 31, 2004	1,621,642	$352,643	1,817,000	(399,740)	$(16,303,040)	$(1,747,736)
Forgiveness of related entities’ liabilities and receivables	-	-	-	-	-	118,973
Common stock issuances	-	-	-	-	-	5,131,469
Net loss	-	-	-	-	(5,194,526)	(5,194,526)

Balance at December 31, 2005	1,621,642	$352,643	1,817,000	(399,740)	$(21,497,566)	$(1,691,820)

Common Stock issuances	-	-	-	-	-	214,626
Net Loss	-	-	-	-	(2,966,049)	(2,966,049)

Balance at December 31, 2006	1,621,642	$352,643	1,817,000	(399,740)	$(24,463,615)	$(4,443,243)

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information (i) for the year ended December 31, 2006; and (ii) for the year ended December 31, 2005.

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

Automobile Finance Segment

Until the third quarter of 2004, the Company provided financial products and related services to the new and pre-owned automotive finance industry. The Company primarily purchased and subsequently sold automobile finance receivables collateralized by new and pre-owned automobiles. The receivables were predominately purchased from automobile retailers nationwide and sold to banks and credit unions. The Company also provided collection and servicing activities on a fee basis for finance receivables. In August 2004, the Company began to develop plans to “run-off” its operations in this industry by not accepting new business and terminating its business relationships. Transactions during 2005 primarily included servicing its remaining receivables and negotiations with vendors to settle amounts owed to them.  Transactions during 2006 primarily included negotiations with vendors to settle amounts owed to them.  Its new focus is to transition into a new market with new products. See “Item 1. Description of Business”.

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

Business Segment Assets

	December 31, 2006	December 31, 2005
GPS Tracking Devices	$15,216	$951,814
Automobile Finance	-	10,482

Total	$15,216	$962,296

The following tables present information about the Company’s operating segments for the years ended December 31, 2006 and 2005.

Business Segment Revenues

	December 31, 2006	December 31, 2005
GPS Tracking Devices	$54,260	$255,060
Automobile Finance	9,350	62,849

Total	$63,610	$317,909

Business Segment Interest Expense

	December 31, 2006	December 31, 2005
GPS Tracking Devices	$146,985	$50,242
Automobile Finance	36,150	54,351

Total	$183,135	$104,593

Business Segment Depreciation and Amortization

	December 31, 2006	December 31, 2005
GPS Tracking Devices	$169,291	$35,482
Automobile Finance	-

Total	$169,291	$35,482

Business Segment Profit/ (Loss)

	December 31, 2006	December 31, 2005
GPS Tracking Devices	$(2,891,063)	$(2,485,510)
Automobile Finance	(74,986)	(2,709,016)

Total	$(2,966,049)	$(5,194,526)

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

The Company recognizes revenue principally on two types of transactions – sales of products and wireless communication service fees.  In accordance with guidance provided by the Securities and Exchange Commission’s Staff Accounting bulletin No. 104, or SAB No. 104, Revenue Recognition, revenue is recognized when all of the following are met: (i) persuasive evidence of an arrangement exists, (ii) title and risk of loss have passed, (iii) delivery has occurred or the services have been rendered, (iv) the sales price is fixed or determinable and (v) collection is reasonably assured.

The Company generally recognizes revenue on products sales upon shipment, which is prior to the installation of the related products on the consumer’s vehicle or other valuable assets.

For revenues relating to the sale of wireless communication service, subscriptions are recognized over the life of the contract.  The term of service contracts offered ranges from 1 to 36 months and are generally payable in full, however, some submit monthly fees through electronic fund transfers upon activation of the related unit or renewal of a previous service contract.

Accounts Receivable

Accounts receivable relating to the Company’s tracking device segment consist of payments due from wholesalers of the products. In the normal course of business, the Company monitors the financial condition of the Company’s customer base; accordingly, the Company has recorded a provision for uncollectible accounts as of December 31, 2006 and 2005, of $133,250 and $0, respectively.  The account deemed uncollectible relates to an individual customer for which the Company has a note payable outstanding to an affiliated entity of the customer with a principal balance of $141,875 and $134,500 as of December 31, 2006 and 2005, respectively.  As the note payable terms do not have a right of offset, the Company has reserved the balance in full in accordance with its own accounting policies; however, the Company believes it has a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

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

Concentrations of Credit Risk

The Company maintains its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation secures each depositor up to $100,000.

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

Stock-Based Compensation

Prior to January 1, 2006, we elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees , and related interpretations to account for our employee and director stock options, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation . We accounted for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments , (SFAS No. 123(R)) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. In addition, we have applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the Securities and Exchange Commission, in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for 2006 was $62,600 relating to employee and director stock options, restricted stock units and our employee stock purchase plan.

Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-base payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS No. 123 for periods prior to 2006, we accounted for forfeitures as they occurred.

Upon adoption of SFAS No. 123(R), we elected to use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees subsequent to January 1, 2006 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method. These methods were previously used for our pro forma information required under SFAS No. 123.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). Due to our historical net operating losses, we have not recorded the tax effects of employee stock-based compensation and have no APIC pool.

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of December 31, 2006.

Note 4.  Divestiture of Subsidiary

On September 26, 2006, the Company entered into an agreement to sell 80% of the total issued and outstanding common stock of its wholly-owned subsidiary Pacific Auto Group, Inc. ("PAG") pursuant to a Stock Purchase Agreement by and between Homeland Security Network, Inc. and Monet Acquisition, LLC, a Delaware limited liability company. Monet agreed to indemnify the Company against any contingent liabilities of PAG and return 20% of the entity that could potentially have value in the future depending on the buyer’s future action with the entity in consideration of the stock purchase. Pacific Auto Group, Inc. will be operated and controlled totally independent of HSNI; however, it is the intention of HSNI to distribute the remaining 20% of the outstanding common stock of PAG that HSNI owns to its stockholders as a dividend.

Note 5. Recently issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 , or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon its initial adoption. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the application of FIN 48 to our financial statements and have not yet determined its impact.

Note 6. Going Concern Uncertainty

The Company has incurred net losses in the years ended December 31, 2006 and 2005 and has had working capital deficiencies both periods.

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking a revolving credit facility for the purchase of inventory and various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The inventory financing and additional  funding would alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. Management is also seeking to renegotiate certain liabilities in order to alleviate the working capital deficiency.

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

	Years Ended December 31,
	2006	2005

Loss from operations	$(2,440,313)	$(2,719,904)
Other income (deductions)	(525,736)	(2,474,622)

Net loss	$(2,966,049)	$(5,194,526)

Note 7. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the years ended December 31, 2006 and 2005. See Note 21 for common stock transactions subsequent to December 31, 2006.

Note 8. Finance Receivables

Finance receivables are comprised of the following at December 31, 2006 and December 31, 2005:

	December 31, 2006	December 31, 2005
Finance receivables	$-	$142,559
Allowance for credit losses	-	(132,077)

Finance receivables net	$-	$10,482

The Company no longer services loans as of December 31, 2006 and has reflected no activity related to finance receivables as of December 31, 2006.

Note 9. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at December 31, 2006 and December 31, 2005:

Description:	December 31, 2006	December 31, 2005
Furniture and office equipment	$55,554	$55,554
Software	2,185	2,185

	57,739	57,739
Less accumulated depreciation	(44,365)	(38,674)

Property and equipment, net	$13,374	$19,065

Note 10. Capitalized Software Costs

The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, (SFAS 86). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and been determined viable for its intended use. Accordingly the Company did not capitalize any development costs other than product development costs acquired through a third party purchase. The Company capitalizes software through technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software. During 2005, the Company purchased software from a third party totaling $1,131,000, for which the Company allocated $313,000 to product development expense for efforts to reach technological feasibility.

Capitalized software costs and accumulated amortization were as follows for the years ended December 31, 2006 and December 31, 2005. As of December 31, 2006, the Company determined that there was an impairment of these assets due to insufficient cash flows from operations related to this software purchased in 2005.  As of result, an impairment charge of $624,433 was recorded and is reflected in other expense as of December 31, 2006.

	December 31, 2006	December 31, 2005
Software development costs	$-	$818,000
Less accumulated amortization	-	(29,967)

Capitalized Software, net	$-	$788,033

Note 11. Stock Plans

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of December 31, 2006, 1,990,289 shares had been exercised and issued under the Plan, and 9,711 shares were available for future issuance.

In January 2005, HSNI issued 100,000 shares of common stock with a par value of $.001. They were issued to an executive as a hiring bonus and are reflected in operating expenses of the consolidated financial statements at $0.15 per share ($15,000) for period ending September 30, 2005. No options were granted and no warrants were authorized during 2004.

On November 8, 2006, the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc., a Nevada Corporation, and any Affiliated Corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There are a total of 15,000,000 common shares in the Plan.  As of December 31, 2006, no shares had been issued under the Plan.

Note 12. Notes Payable

	December 31, 2006	December 31, 2005

Two notes payable to a Director of the Company. Both bear interest at 8% per annum. The notes matured in February 2007	286,874	286,874

In 2006, the Company obtained funds under a financing arrangement bearing interest at 7% per annum. This note matured in May 2006. The Company intends and expects to renegotiate the terms.	27,000	-
In 2006, the Company obtained funds under a financing arrangement bearing interest at 10% per year. The note matured in February 2007 and is convertible into shares of the Company’s common stock at a fixed rate.	100,000	-
In 2006, a note was established upon conversion of a trade payable balance to an interest-bearing loan. The note bears interest at 8% per year and matures in June 2007. This note is convertible into shares of the Company’s common stock at a fixed price.	165,000	-
In 2005, the Company obtained funds under a financing arrangement bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term. This note matured in January 2007.	246,325	229,365

In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term. This note matured in April 2006.	141,875	134,500

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate the terms.	216,150	224,750

Note payable, unsecured, to a former Executive and current Director bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate terms.	174,618	197,417

Note payable, unsecured, to a former Executive and current Director bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate terms.	13,167	21,300

	$1,371,009	$1,094,206

Note 13. Beneficial Conversion Transaction

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

Note 14. Credit Union Participations

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

As of December 31, 2006, the Company no longer services automobile finance receivables.

Note 15. Related Party Transactions

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

On September 18, 2006, the Company entered into an agreement to purchase certain firmware and product enhancements developed by RSSI.  The Company received the software code in the fourth quarter of 2006 and began testing the functionality of the software for acceptable integration into its product offerings.  Prior to December 31, 2006, the Company determined it would accept one of three modules it purchased in the software agreement. Subsequent to December 31, 2006, the Company has continued to evaluate the effectiveness of the software with its product offerings and believes the other two modules will be accepted by the Company in the second quarter of 2007 upon complete integration into its software platform.  The terms of the agreement require the Company to pay RSSI $136,000 upon final acceptance.  The payment includes $11,000 to be paid initially in cash consideration with the remaining $125,000 to be repaid through the issuance of a note payable that is convertible into a fixed amount of shares of the Company at the option of RSSI.  The Company is currently negotiating the terms of the existing agreement and expects certain terms to be amended.  As of December 31, 2006, the Company has recorded the amount owed in accordance with the agreement referenced above, which is reflected as product development expense of $136,000 and is included in accrued expenses for the same amount.  The Company did not capitalize the cost of the purchased software since its recent historical cash flows does not support that their will be adequate cash flows in the future to record as an intangible asset at December 31, 2006.

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

For other related party transactions see Notes 11, 12, 13 and 17.

Note 16. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. The outstanding balance totaling $166,085 at December 31, 2006 is in default. However, the Company is presently negotiating revised payment terms with the lender.

Note 17. Commitments and Contingencies

Employment Contracts

In April 2003, (amended and restated January 2004, amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Charles W. Norman. The Agreement provides that Mr. Norman shall serve as the Chief Executive Officer of HSNI to January 1, 2007. The duration of the Agreement is for a period of two years marked by the amended and restated date of January 1, 2005. At any time prior to the expiration of the Agreement, HSNI and Mr. Norman may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Norman, as the Chief Executive Officer, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Norman is eligible to be paid bonuses, from time to time, at the discretion of HSNI’s Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Norman shall be entitled to severance compensation in an amount equal to twenty-four months’ of base salary as shall exist at the time of such termination.  At December 31, 2006, upon resignation by Mr. Norman the employment agreement was not renewed.

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

Operating Leases

The Company leases its principal executive office in Dallas, Texas.  The following table sets forth the Company’s commitment thereof.

Future minimum annual payments expected under the operating lease are as follows:

Year Ending December 31,	Amount
2007	$43,082
2008	45,454
2009	39,525

Total	$128,061

Note 18. Income Taxes

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

The components of income taxes are comprised as follows:

	December 31, 2006	December 31, 2005
Deferred
Federal	$(980,524)		$(1,559,100)
State	(144,195)		(229,326)

	(1,124,718)		(1,788,426)
Effect of Valuation Allowance	1,124,718		1,788,426

	$-	$

The difference between the U.S. Federal statutory rate and the Company's effective rate is:

	December 31, 2006	December 31, 2005
Federal statutory tax rate	(34%)	(34%	)
Valuation allowance	34%	34%

Effective tax rate	-

Deferred tax assets are comprised of the following:

	December 31, 2006		December 31, 2005
Deferred Tax Summary
Net operating loss carry-forward		$11,591,311		$10,434,522
Provision for finance receivable losses		-		32,041

		11,591,311		10,466,593
Valuation allowance		(11,591,311)		(10,466,593)

	$		$

The net operating loss carry-forwards as of December 31, 2006 and 2005 are subject to certain loss limitations under IRS Section 382 regulations. The deferred tax summary set forth above does not reflect the effect of the IRS Section 382 limitation for the years ended December 31, 2006 and 2005.

Note 19.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

Note 20. Legal Proceedings

Plus 4 Credit Union FK/A Houston Postal Credit Union (“HPCU”).  The Company, through its wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement.  HPCU has started a legal action but the attorneys for both sides are in the process of negotiating a settlement. HPCU is asserting claims and damages of $40,000.  Management believes that a settlement will be reached and this matter will be resolved.  The Company has not recorded any amounts above the amount recorded as a note payable to HPCU at December 31, 2006 related to the lawsuit as it believes the settlement will likely be an amount that is not material to the financial statements and due to the current negotiations between the parties no amount can be reasonably estimated.

The Company is presently not a party to any legal proceeding, except as discussed above, that it considers other than to be routine litigation incidental to the business.

Note 21. Subsequent Events

Subsequent to year end, the Company issued 23,916,765 shares of common stock for services preformed prior to December 31, 2006.  These transactions were recognized as accrued expenses as of December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homeland Security Network, Inc.
Registrant

Peter D. Ubaldi President & Chief Executive Officer

Date: April 15, 2007

/s/ PETER UBALDI
Peter Ubaldi
President and Chief Executive Officer
Date: April 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has  been  signed below by the following persons on behalf of the registrant and in  the  capacities  and  on  the  date  indicated.

Homeland Security Network, Inc.
Registrant

Peter D. Ubaldi President & Chief Executive Officer

Date: April 15, 2007

/s/ PETER UBALDI
Peter Ubaldi
President and Chief Executive Officer
Date: April 15, 2007