Form 10QSB
period 2007-03-31
Homeland Security Network, Inc.
filed 2007-05-23
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ______  to  ________

Commission file no.      000-15216

HOMELAND SECURITY NETWORK, INC.

(Exact name of issuer as specified in its charter)

NEVADA (State or other jurisdiction of Incorporation or organization)	86-089213 (I.R.S. Employer Identification No.)

300 N. Coit Rd., Suite 1200

 Richardson, Texas 75080

(Address of principal executive offices including zip code)

(214) 618-6400

(Issuer’s telephone number, including area code)

Securities registered  under  Section  12(b)  of  the  Exchange  Act:     NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.001 PER  SHARE.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 200,453,195 shares of Common Stock, $.001 par value, as of May 15, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$3,348	$1,842
Accounts receivable - related parties, net of allowances of $133,250 and $133,250, respectively	-	-
Finance receivables,	-	-
Prepayments and other current assets	-	-
Total current assets	3,348	1,842
Property, plant and equipment, net of accumulated depreciation of $40,097 and $38,674, respectively	11,785	13,374
Capitalized software, net of accumulated	-	-
Deferred charges and other assets:
Security deposits	-	-
Miscellaneous receivable	-	-
Total other assets	-	-
Total assets	$15,133	$15,216

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$1,355,180	$1,492,609
Accounts payable and accrued liabilities to related parties	1,171,442	1,348,724
Notes payable to related parties	1,371,009	1,371,009
Notes payable to third party	-	-
Amounts payable to credit unions	80,032	80,032
Line of credit	166,085	166,085
Total current liabilities	4,143,748	4,458,459
Commitments and contingencies
Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 200,453,195 and 175,536,430 shares issued and outstanding	200,454	175,537
Additional paid-in-capital	20,382,914	19,887,845
Accumulated deficit	(24,668,973)	(24,463,615)
	(3,728,875)	(4,043,503)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(4,128,615)	(4,443,243)
Total liabilities and shareholders’ deficit	$15,133	$15,216

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2007	2006

Revenues:
Net Product Sales – related parties and other	$27,579	$3,641
Cost of goods sold	28,253	7,184
Gross Margin - Product Sales	(674)	(3,543))

Interest income - finance receivables	-	6,124
Other Income	-	7,066
Gross Margin	$(674)	$9,647
Expenses:
Interest expense	-	-
Compensation and benefits	108,716	238,545
Office occupancy and equipment	14,784	27,534
Professional fees	22,563	8,696
Loan servicing	-	224
Depreciation and amortization	1,589	42,323
Provision for loan loss	-	(6,997))
Other operating expense	11,276	7,277
Total expenses	158,928	317,602
Loss from Operations	(159,602)	(307,955))
Other income (deductions):
Gain on cancellation of debt	-	90,650
Interest expense	(45,756)	(28,347))
Total other income (loss)	(45,756)	62,303

Net loss	(205,358)	(245,652))
Net loss per share, basic and diluted	(0.001)	(0.001))
Weighted average shares outstanding, basic and diluted	191,317,048	171,408,708

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(205,358)	$(245,652)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,589	42,324
Provision for loan loss	-	(6,997)
Common stock issued in lieu of interest	18,550
Common stock issued for interest-beneficial conversion feature	-	-
Common stock issued for litigation settlement	-	25,000
Gain on cancellation of debt	-	(90,650)
Changes in:
Other assets	-	(10,835)
Accounts payable and other accrued expenses	186,725	194,704
Principal payments collected on consumer loans	-	12,206
Payments to credit unions	-	(4,118)
Net cash used in operating activities	1,506	(84,018)
Cash flows from investing activities:
Capitalized software costs	-	-
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:
Principal payments of long-term debt		(32,839)
Proceeds from notes payable	-	127,000
Net cash provided by financing activities	-	94,161
Net increase (decrease) in cash	1,506	10,143
Cash beginning of the quarter	1,842	2,776
Cash end of the quarter	$3,348	$12,919
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$6,455
Stock issued for accrued expenses	$501,435	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information of (i) for the three months ended March 31, 2007; and (ii) for the three months ended March 31, 2006.

Homeland Security Network, Inc., or “HSNI”, or “the Company”, without audit, has prepared the accompanying interim consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulation of the Securities and Exchange Commission for quarterly reports on Form 10-QSB. The consolidated financial statements include the Company’s accounts and those of its subsidiaries. All material inter-company balances have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

In the opinion of HSNI’s management, the consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended March 31, 2007 are not necessarily indicative of operating results expected for the full year or future interim periods.

Note 2. Segment Reporting

The Company had two reportable business segments.  The Company previously provided financial products and related services to the new and pre-owned automotive finance industry.  At the end of 2004, management decided to focus its attention on the GPS industry. The Company considers reportable segments as business units that offer different products and are managed separately. The operating results of each segment are regularly reviewed and evaluated by senior management. The accounting policies of the reportable segments are the same as those described in the summary of Significant Accounting Policies (Note 3).

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

Business Segment Assets

	March 31,	December 31,
	2007	2006

GPS Tracking Devices	$12,431	$15,216
Automobile Finance	2,702	-
Total	$15,133	$15,216

The following tables present information about the Company’s operating segments for the three months ended March 31, 2007 and 2006.

Business Segment Revenues

	March 31,	March 31,
	2007	2006
GPS Tracking Devices	$27,579	$3,641
Automobile Finance	-	13,190
Total	$27,579	$16,831

Business Segment Interest Expense

	March 31,	March 31,
	2007	2006
GPS Tracking Devices	$38,477	$19,069
Automobile Finance	7,279	9,278
Total	$45,756	$28,347

Business Segment Depreciation and Amortization

	March 31,	March 31,
	2007	2006
GPS Tracking Devices	$1,589	$42,321
Automobile Finance	-	-
Total	$1,589	$42,321

Business Segment Profit/ (Loss)

	March 31,	March 31,
	2007	2006
GPS Tracking Devices	$(197,884)	$(307,955)
Automobile Finance	(7,474)	62,303
Total	$(205,358))	$(245,652)

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

For revenues relating to the sale of service contracts, subscriptions are recognized over the life of the contract. The term of service contracts offered ranges from 12 to 36 months and are generally payable in full upon activation of the related unit or renewal of a previous service contract.

Accounts Receivable

Accounts receivable relating to the Company’s tracking device segment consist of payments due from wholesalers of the products. In the normal course of business, the Company monitors the financial condition of the Company’s customer base; accordingly, the Company has recorded a provision for uncollectible accounts of $133,250 as of both March 31, 2007 and December 31, 2006.  The account deemed uncollectible relates to an individual customer for which the Company has a note payable outstanding to an affiliated entity of the customer with a principal balance of $141,875 as of both March 31, 2007 and December 31, 2006.  As the note payable terms do not have a right of offset, the Company has reserved the balance in full in accordance with its own accounting policies. However, the Company believes it has a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

Finance Receivables

Finance receivables had consisted of purchased automobile installment contracts, which were assigned to the Company upon acquisition. The titles to the automobiles, which serve as security for the payment of the purchased contracts, were held either by the Company or the financial institution for which the finance receivables served as collateral. These receivables have been liquidated by the orderly run-off of the portfolio and are no longer an ongoing business segment.

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

Software Development Costs

Software development costs relating to a GPS tracking system were recorded at cost and amortized over five years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2007, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2007, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the first quarter of 2007 was $18,550 relating to stock for services and our employee stock purchase plan.  Stock-based compensation expense under the provisions of APB No. 25 for the first quarter of 2006 was insignificant. See Note 9.

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

Upon adoption of SFAS No. 123(R), we elected to use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees subsequent to January 1, 2007 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method. These methods were previously used for our pro forma information required under SFAS No. 123.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). Due to our historical net operating losses and as there are no options outstanding at January 1, 2007, we have not recorded the tax effects of employee stock-based compensation and have no APIC pool.

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position and as there are no options outstanding at January 1, 2007, we have not recorded these excess tax benefits as of March 31, 2007.

Note 5. Going Concern Uncertainty

The Company has incurred net losses in the three months ended March 31, 2007 and 2006 and has had working capital deficiency both periods.

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

	For the Months Ended
	March 31,
	2007	2006

Loss from operations	$(159,602)	$(307,955)
Other income (loss)	(45,756)	62,303)
Net loss	$(205,358)	$(245,652)

Note 6. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the three months ended March 31, 2007 and 2006.

Note 7. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

Furniture and office equipment	$55,554	$55,554
Software	2,185	2,185
	57,739	57,739
Less accumulated depreciation	(45,954)	(44,365)
Property and equipment, net	$11,785	$13,374

Note 8. Capitalized Software Costs

The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” (SFAS 86). SFAS 86 requires product development costs to be charged to expense as incurred until technology feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and been determined viable for its intended use. Accordingly the Company did not capitalize any development costs other than product development costs acquired through a third party purchase. The Company capitalizes software through technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software. During 2005, the Company purchased software from a third party totaling $1,131,000, for which the Company allocated $313,000 to product development expense for efforts to reach technological feasibility.   As of December 31, 2006, the Company determined that there was an impairment of these assets due to insufficient cash flows from operations related to this software purchased in 2005.  As a result, an impairment charge of $624,433 was recorded as of December 31, 2006.

Capitalized software costs and accumulated amortization were as follows for the three months ended March 31, 2007 and at December 31, 2006.

	March 31,	December 31,
	2007	2006
Software development costs	$-	$-
Less accumulated amortization	-	-
Capitalized Software, net	$-	$-

Note 9. Stock Plans

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expired on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of March   31, 2007, 1,990,289 shares had been exercised and issued under the Plan and no stock option grants were outstanding.

On November 8, 2006, the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc., a Nevada Corporation, and any Affiliated Corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There are a total of 15,000,000 common shares in the Plan.  As of March 31, 2007, 9,787,500 shares had been issued under this Plan.

Note 10. Notes Payable

	March 31, 2007	December 31, 2006

Two notes payable to a Director of the Company. Both bear interest at 8% per annum. The notes matured in February 2007. The Company intends and expects to renegotiate the terms.	$286,874	$286,874

In 2005, the Company obtained funds under a financing arrangement bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term. This note matured in January 2007.	246,325	246,325

In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term.	141,875	141,875

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate the terms.	216,150	216,150

Note payable, unsecured, to a former Executive and current Director bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate the terms.	174,618	174,618

Note payable, unsecured, to a former Executive and current Director bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate the terms.	13,167	13,167

In 2006, the Company obtained funds under a financing arrangement bearing interest at 10% per year. The note matured in February 2007 and is convertible into shares of the Company’s common stock at a fixed rate.	100,000	100,000
In 2006, a note was established upon conversion of a trade payable balance to an interest-bearing loan. The note bears interest at 8% per annum and matures in June 2007. This note is convertible into shares of the Company’s common stock at a fixed price.	165,000	165,000
In 2006, the Company obtained funds under a financing arrangement bearing interest at 7% per annum. The term of this note was extended until December 31, 2007.	27,000	27,000
	$1,371,009	$1,371,009

Note 11. Beneficial Conversion Transaction

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

Note 12. Credit Union Participations

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

Note 13. Related Party Transactions

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

Based on the aforementioned amendment to the conversion calculation rate, the Company performed two conversions, which were elected by the entity holding the note payable: January 2005, the Company issued 3,429,355 shares valued at $0.11 per share at $377,229; and in March 2005, the Company issued 12,000,000 shares valued at $0.18 per share at $2,160,000, totaling $2,537,229 resulting in a charge in the statement of operations.  . The applied conversion rate was adjusted and recalculated by the Board of Directors.

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

Securities Acquisition New York, LLC

In November 2004, the Company signed a proposal for certain services to be performed by Securities Acquisition New York, LLC to plan and re-capitalize the business. The proposal agreement provided for various services, which included certain merger services and capital sourcing activities and related services. The Company only partially implemented the services provided by the proposal agreement from January 2005 through March 2005, and since then effectively abandoned the core strategy encompassed in the agreement. Formerly, the Company had not agreed to nor had it made any provisions for any additional compensation. The Company and Securities Acquisition New York, LLC concluded their discussions regarding a resolution of the matter. In December 2005, the Company issued 2,500,000 shares of common stock as compensation paid for services rendered by Securities Acquisition New York, LLC in 2006. Given the additional consideration, Securities Acquisition New York, LLC is fully and entirely compensated.

For other related party transactions see Financial Footnotes 9, 10, 11, 15.

Note 14. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. The outstanding balance totaling $166,085 at March 31, 2007 is in default. The However, the Company is presently negotiating revised payment terms with the lender.

Note 15. Commitments and Contingencies

Employment Contracts

In April 2003, (amended and restated January 2004, amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Charles W. Norman. The Agreement provided that Mr. Norman should serve as the Chief Executive Officer of HSNI until January 1, 2007. At the expiration of this contract in January 2007, Mr. Norman resigned as CEO. Mr. Norman serves on the Board of Directors with no compensation.

In May 2004, (amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Peter Ubaldi. The Agreement provided that Mr. Ubaldi should serve as the President of HSNI to January 1, 2007. The duration of the Agreement was for a period of two years marked by the amended and restated date of January 1, 2005.  Mr. Ubaldi’s Employment Agreement was extended for an additional two years beginning January 2007 under the same terms and conditions as described below.  At any time prior to the expiration of the Agreement, HSNI and Mr. Ubaldi may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Ubaldi, as the President, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of HSNI’s Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months’ of base salary as shall exist at the time of such termination.

In January 2007 the Company entered into an Employment Contract with Roy Pardini.  Mr. Pardini will be paid a base salary of $125,000 per year and be eligible to receive bonuses from time to time at the discretion of the Board of Directors of the Company.  The term of the contract is two years with a renewal term as agreed upon by the Company and Mr. Pardini. Mr. Pardini is currently serving on the Board of Directors of the Company for no additional compensation.

Operating Leases

The Company leases its principal executive office in Richardson Texas.    The following table sets forth the Company’s commitment thereof.

Future minimum annual payments expected under the operating lease are as follows:

Year Ending December 31,	Amount
2007	$33,331
2008	45,454
2009	39,525

Total	$118,109

Note 16. Legal Proceedings

Plus 4 Credit Union FK/A Houston Postal Credit Union (“HPCU”).  The Company, through its wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement.  HPCU has started a legal action but the attorneys for both sides are in the process of negotiating a settlement. HPCU is asserting claims and damages of $40,000.  Management believes that a settlement will be reached and this matter will be resolved.  The Company has not recorded any amounts above the amount recorded as a note payable to HPCU at March 31, 2007 related to the lawsuit as it believes the settlement will likely be an amount that is not material to the financial statements and due to the current negotiations between the parties no amount can be reasonably estimated.

The Company is presently not a party to any legal proceeding, except as discussed above, that it considers other than to be routine litigation incidental to the business.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes for the period ended March 31, 2007 contained in this Form 10-QSB, and with the audited consolidated financial statements and notes as well as other items thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006. This report, annual reports on Form 10-KSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC's website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on HSNI's website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material HSNI files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-QSB for the period ended March 31, 2007 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of HSNI with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, HSNI also provides forward-looking statements in other materials HSNI releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in HSNI’s annual report on Form 10-KSB and current reports on Form 8-K filed with the SEC.

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

The Company

The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business. The Company intends `Homeland Security Network, Inc.' to be recognized as a provider of technology products and services for tracking and recovering valuable mobile assets. The Company will capitalize on rapidly emerging, largely under-served, GPS tracking markets. HSNI plans to serve the concerns and requirements of the individual consumer and corporations. HSNI predominantly targets markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. These markets could have a potential demand in excess of 100 million units in the United States, Canada and Mexico over the next decade. The Company expects to impact the GPS tracking industry with state-of-the-art software, as with its ability to provide low cost tracking hardware, and its ability to offer a cost-effective data transmission fee. The Company's GPS products incorporate map tracking and trailing, geo-fencing alerts for designated parameter infringements, and the ability to control vehicle functions with voice commands from its customer's web-enabled mobile phones or personal computers, via the Company's internet website system software. The Company has continually enhanced the features of its software, firmware and hardware.

Plan of Operation

 HSNI completed negotiations and entered into a Licensing and Exclusive Distribution Agreement and a Sales Purchase Agreement (collectively "Agreements") with Advantra International NV, a major international electronics developer and manufacturer, to manufacture its products .In addition, the Company has added two manufacturers of tracking hardware which operates with its proprietary software;  HuneTec Co.,Ltd and Enfora, Inc.

On April 16, 2007, the Company entered into an agreement with Rodwell Software Systems, Inc. (“RSSI”) which re-affirmed and completed all payment arrangements for the three existing purchase agreements between HSNI and RSSI.  The purchase agreements are defined as (1)  Purchase Agreement dated December 21, 2005, (2) Software and Firmware Purchase Agreement dated June 20, 2006 and (3) Firmware and Software Source Code Purchase Agreement dated September, 18 2006.  In September 2005, the Company issued 7,000,000 shares of common stock to RSSI as compensation for the purchase of the software, firmware and product enhancements. In December 2005, pursuant to its agreement with RSSI, the Company issued 4,100,000 shares of common stock as additional compensation to RSSI. The Company will not be required to provide an intermittent royalty based on the sale of components and usage of the web interface by consumers as compensation to RSSI, as originally contemplated.  Instead, the Company will issue 8,855,760 shares of its common stock to RSSI over a period of time subject to certain benchmarks and deliverables as full settlement for any and all notes payable or amounts due to RSSI.  HSNI has also agreed, subject to certain milestones, to give RSSI a warrant to purchase an additional 4,583,640 shares when the stock of HSNI is trading at $.10 per share for 30 consecutive days.

HSNI's plan further incorporates engaging and developing strategic alliances with third party sale and installation entities and distributors that have distinct sales and marketing presence in the automobile retail industry, and the commercial and government sectors. The Company expects these types of engagements to be particularly beneficial and anticipates the results of such alliances to create name recognition for the Company.

Ultimately, the Company expects to generate sustaining revenues derived primarily from the sale and installation of its GPS products and components to domestic and international licensees, the receipt of license fees and royalties. Additionally, the Company expects to generate revenues relating to the sale of service contracts, which terms of service is anticipated to range from 12 to 36 months and are payable in full upon activation of the related tracking unit or collectable monthly as dictated by the usage contract signed at the time of activation.

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

Risk Factors

Limited Operating History of Present Business:

Until the beginning of 2005, the Company had been primarily in the auto finance business. In its relativity brief operating history as a provider of technology products and services for tracking and recovering valuable mobile assets, the Company’s management has gained valuable experience in the GPS industry.  However, this period provides only a limited basis for evaluation. The prospects for the Company must be considered in light of the risks, expenses, difficulties and problems frequently encountered in transitioning a company.

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

•

Technological developments and changes in the industry.

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

Liquidity and Need for Additional Funding

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. Various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures on other forms of debt will be pursued. The Company is currently negotiating additional investments in the Company and successfully concluded an inventory line of credit with Lenders Funding in Elmwood Park, New Jersey. This will allow the Company to purchase inventory for re-sale with a minimal use of its working capital. However, there can be no assurance that additional funding will be available when needed, or if available, that its terms will be favorable or acceptable.

Substantial Leverage

The Company was highly leveraged at the end of fiscal year 2006, but it is the intention of Management to reduce this leverage by settlement agreements with senior employees and consultants.  However, in order to meet the ongoing working capital requirements of the Company, additional indebtedness may have to be incurred, perhaps resulting in a more highly leveraged capital structure. A highly leveraged capital structure could have adverse consequences, including:

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

Seasonality; Variability of Quarterly Operating Results

The Company's business is related, in part, to the sale of new and pre-owned automobiles. The new and pre-owned automobile sales and finance industry is subject to substantial seasonal variations in revenues. Demand for new and pre-owned automobiles is generally lower in the winter than in other seasons. Sales tend to be lower during the holiday and back-to-school seasons, while sales tend to be higher during the late spring and through the summer months. The planned growth strategy may subject the Company's operating results to substantial variables and changes each quarter. Accordingly, given the possibility of such fluctuations, management believes that quarterly comparisons of the results of operations during any fiscal year are not necessarily meaningful and that results for any one fiscal quarter should not be relied upon as an indication of future performance.

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

Management’s Discussion and Analysis of Financial Condition and Results Operations:

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The funding would alleviate the Company's working capital deficiency and increase profitability. The Company has secured a line of credit for the purchase of inventory.  This will reduce the need for the Company to use its working capital to acquire inventory for re-sale. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. Management has also renegotiated certain present liabilities in order to alleviate the working capital deficiency.

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

Revenues

Product Sales

For the three months ended March 31, 2007, revenues from product sales increased by 657%, or $ 23,938 as compared to the same period a year ago, primarily due to an increase in airtime and activation revenue and sale of tracking devices.

Other Income

For the three months ended March 31, 2007, revenue from sources categorized as other income decreased by 100%, or $ 13,190 as compared to the same period a year ago, primarily due to:

•

A decrease in interest income of $ 6,124, or 100%, primarily resulting from a reduction of interest income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools;

•

A decrease of $ 7,066 or 100 % in other loan fees is the result of terminations of the servicing of loan pools with various credit unions.

Cost of Sales

Product Sales

For the three months ended March 31, 2007, cost of product sales increased by 293%, or $ 21,069 as compared to the same period a year ago, primarily due to:

•

An increase of $2,107 or 90%, in airtime and tracking cost relating to the sale of tracking devices.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 decreased by $148,353, or 48% as compared to the same period a year earlier primarily due to:

•

Compensation and benefits decreased by $ 129,829 for the three months ended March 31, 2007 as compared to the same period a year earlier primarily due to a decrease in staff;

•

Office, occupancy and equipment decreased by $12,750 for the three months ended March 31, 2007 as compared to the same period a year earlier primarily due to a decrease in rent and associated rent expense as a result of relocation.;

•

Professional fees increased by $13,867  for the three months ended March 31, 2007 as compared to the same period a year earlier primarily due to increased needs related to legal counsel, accounting fee requirements, and consulting fees;

•

Loan Servicing expenses decreased by $224  for the three months ended March 31, 2007 as compared to the same period a year earlier as a direct result of the Company's termination of the servicing of loan pools with various credit unions;

•

Depreciation and amortization expense decreased by $40,734  for the three months ended March 31, 2007 as compared to the same period a year earlier due to the write off of capitalized at December 31, 2006;

•

The provision for loan losses decreased $6,997 for the three months ended March 31, 2007 as compared to the same period a year earlier primarily due a loan loss reserve requirement calculated on a minimal loan pool; and

•

Other operating expense increased by $3,999 for the three months ended March 31, 2007 as compared to the same period a year earlier primarily due to an increase in travel.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $159,602 and net losses of $205,358 for the three months ended March 31, 2007. In 2007, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from: issuances of additional common stock; notes payable; and from the sale of tracking devices along with the associated airtime charges of these devices.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	For the Three Months Ended March 31,
	2007	2006
Cash provided by (used in):
Operating activities	$1,506	$(84,018)
Investing activities	-	-
Financing activities	-	$94,161
Increase/(decrease in cash)	$1,506	$10,143

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

Net cash generated by operating activities for the three months ended March 31, 2007 increased to $ 1,506 from cash used in operations of $84,018 for the three months ended March 31, 2006.

Net cash provided by investing activities was $0 for the three months ended March 31, 2007 compared to cash used in investing activities of $0 for the three months ended March 31, 2006.

Net cash provided by financing activities was $0 for the three months ended March 31, 2007 compared to cash provided by financing activities of  $94,161 for the three months ended March 31, 2006.

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

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to the information from what was disclosed in our annual report on Form 10-KSB for the year ended December 31, 2006. Refer to our December 31, 2006 annual report on Form 10-KSB for information regarding quantitative and qualitative disclosures about market risk.

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

Item 3. Controls and Procedures

HSNI’s President & Chief Executive Officer and Executive Vice President, have evaluated the effectiveness of the Company's "disclosure controls and procedures"(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s President & Chief Executive Officer and Executive Vice President have identified the following material weaknesses:

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

The President & Chief Executive Officer and the Executive Vice President believe these actions have and will further strengthen the internal controls of the Company. Although not yet accomplished, the Company is committed to augment, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting. The Company intended and expected to have such in place by the end of the first quarter of 2007; however, the Company now expects to have such in place by the end of the third quarter of 2007.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Plus 4 Credit Union FK/A Houston Postal Credit Union (“HPCU”).  The Company, through its wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003.  ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement.  HPCU has started a legal action but the attorneys for both sides are in the process of negotiating a settlement.  HPCU is asserting claims and damages of $40,000.00.  Management believes that a settlement will be reached and this matter will be resolved.  The Company has not recorded any amounts above the amount recorded as a note payable to HPCU at March 31, 2007 as it believes that a settlement will be substantially less than this amount and not material to the financial statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2007, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

B.Z. Holdings was issued 8,757,443 shares for advances and consulting fees.

Frederick C. Biehl, Esq.  was issued  3,000,000 shares for legal services

Blaise S. Mazzoni was issued 3,080,000 shares for accounting services

Versa Tech was issued 8,766,822 shares for software development and support

Jeffrey Conrad, Esq. was issued 312,500 shares for legal services

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

2.1	Acquisition Agreement (incorporated here by reference to Exhibit 2.1 of HSNI’s August 31, 2004 Form 8-K).
3.1	Amendments of Articles of Incorporation (incorporated by reference to Exhibit C of HSNI’s February 7, DEF 14C).
10.1	Software and Firmware Purchase Agreement Dated September 18, 2006 (Rodwell Software Systems, Inc.).
10.2	EFund Capital II, LP (incorporated here by reference to Form 8K filed September 12, 2006).
10.2	Monet Acquisition, LLC Agreement (incorporated here by reference ito Form 8-K filed September 26, 2006).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of President and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of President and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports of Form 8-K

On January 24, 2007 the Company filed a Form 8-K regarding departure of directors or principal officers; election of directors; Appointment of Principal Officers.

(a) On December 30, 2006, the Company's Board of Directors appointed Roy Pardini to the Board of Directors of the Company. Mr. Pardini’s accepted appointment as a member of the Company’s Board of Directors commenced on December 30, 2006. Mr. Pardini, age 60, has served in various positions with the Company. The positions included Vice President, Vice President of Marketing and a prior member of the Company’s Board of Directors from 10/02 to 06/04.

(b) On January 9, 2007, Charles Norman, Homeland Security Network, Inc.’s (the “Company”) Chief Executive Officer, submitted to the Company’s Board of Directors his resignation as Chief Executive Officer effective December 30, 2006.

(c) January 10, 2007, Peter Ubaldi, the Company’s President, was appointed by the Company’s Board of Directors as the successor to Charles Norman to serve as Chief Executive Officer of the Company and Mr. Ubaldi accepted the appointment as Chief Executive Officer to commence on January 10, 2007. In May 2004, (amended and restated January 2005), the Company entered into an employment agreement with Mr. Ubaldi. The agreement provides that Mr. Ubaldi shall serve as the President of the Company to January 1, 2007. The duration of the agreement is for a period of two years marked by the amended and restated date of January 1, 2005. At any time prior to the expiration of the agreement, the Company and Mr. Ubaldi may mutually agree to extend the duration of employment under the terms of the agreement for an additional period or periods.

(d) On January 10, 2007, the Company's Board of Directors resolved to combine Mr. Ubaldi’s appointment as President and his appointment as Chief Executive Officer within the scope and confines of Mr. Ubaldi’s employment agreement which has been amended and restated effective as of January 10, 2007. No further modifications were made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ PETER D. UBALDI

Chief Executive Officer
Date: May 21, 2007

/s/ PETER D.UBALDI

President and Interim Chief Financial Officer
Date: May 21, 2007