Form 10QSB
period 2007-06-30
Homeland Security Network, Inc.
filed 2007-08-21
CIK 790066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from  ______  to  ________

Commission file no.      000-15216

HOMELAND SECURITY NETWORK, INC.
(Exact name of issuer as specified in its charter)

NEVADA (State or other jurisdiction of Incorporation or organization)	86-0892913 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 239,248,700 shares of Common Stock, $.001 par value, as of August 15, 2007.

Transitional Small Business Disclosure Format (check one): Yes☐ No ☒

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED JUNE 30, 2007

 PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$2,205	$1,842
Accounts receivable - related parties, net of allowances of $133,250 and $133,250, respectively	19,406	-

Total current assets	21,611	1,842
Property, plant and equipment, net of accumulated depreciation of $47,542 and $44,365, respectively	3,284	13,374

Total assets	$24,895	$15,216

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$1,024,122	$1,492,609
Accounts payable and accrued liabilities to related parties	963,510	1,348,724
Notes payable to related parties	1,196,390	1,371,009
Notes payable to third party	-	-
Amounts payable to credit unions	80,032	80,032
Line of credit	166,085	166,085
Total current liabilities	3,430,139	4,458,459
Commitments and contingencies
Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 239,248,746 and 175,536,430 shares issued and outstanding	239,250	175,537
Additional paid-in-capital	21,320,226	19,887,845
Accumulated deficit	(24,921,710)	(24,463,615)
	(3,005,504)	(4,043,503)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(3,405,244)	(4,443,243)
Total liabilities and shareholders’ deficit	$24,895	$15,216

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,
	2007	2006

Revenues:
Net Product Sales – related parties and other	$59,036	$22,768
Cost of goods sold	43,244	29,094
Gross Margin - Product Sales	15,792	(6,326)

Interest income - finance receivables	-	6,532
Other Income	-	6,876
Gross Margin	$15,792	$7,082
Expenses:
Interest expense	-	108,061
Compensation and benefits	273,645	486,787
Office occupancy and equipment	30,573	55,337
Professional fees	77,276	84,146
Loan servicing	-
Depreciation and amortization	3,177	84,645
Provision for loan loss	-	39,264
Other operating expense	32,016	69,616
Total expenses	416,687	927,856
Loss from Operations	(400,895)	(920,774)
Other income (deductions):
Gain on cancellation of debt	85,059	90,651
Interest expense	(123,346)	-
Loss on assets	(18,913)	-
Total other income (loss)	(57,200)	90,651

Net loss	$(458,095)	$(830,123))
Net loss per share, basic and diluted	$(0.001)	$(0.04)
Weighted average shares outstanding, basic and diluted	210,258,664	172,849,344

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30
	2007	2006

Revenues:
Net Product Sales – related parties and other	$31,457	$19,127
Cost of goods sold	14,991	21,910
Gross Margin - Product Sales	16,466)	(2,783)

Other Income	-	6,342
Gross Margin	$16,466	$3,559
Expenses:
Interest expense	-	79,714
Compensation and benefits	164,929	248,242
Office occupancy and equipment	15,789	27,803
Professional fees	54,713	75,450
Loan servicing	-	(224)
Depreciation and amortization	1,588	42,322
Provision for loan loss	-	10,776
Research and development	-	12,212
Other operating expense	20,740	85,612
Total expenses	257,759	581,907
Loss from Operations	(241,293)	(578,348)
Other income (deductions):
Gain on cancellation of debt	85,059	1
Interest expense	(77,590)	-
Loss on Assets	(18,913)	-
Total other income (loss)	(11,444)	1

Net loss	$(252,737)	$(578,347)
Net loss per share, basic and diluted	$(0.001)	$(0.003)
Weighted average shares outstanding, basic and diluted	236,422,823	172,849,344

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(458,095)	$(830,123)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,177	84,646
Loss on disposal of fixed assets	18,913	3,779
Common stock issued in lieu of commission	6,260
Forgiveness of debt	(85,059)	160,625
Common stock issued for interest-beneficial conversion feature and others	-	50,000
Gain on cancellation of debt	-	(90,651))
Changes in:
Other assets / Accounts Receivable	(19,406)	(7,973))
Accounts payable and other accrued expenses	534,573	606,011
Principal payments collected on consumer loans	-	6,703
Payments to credit unions	-	(31,872)
Net cash used in operating activities	363	(48,855)
Cash flows from investing activities:
Capitalized software costs	-	-
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:
Principal payments of long-term debt		(39,945)
Proceeds from notes payable	-	100,000
Net cash provided by financing activities	-	60,055
Net increase (decrease) in cash	363	11,200
Cash at beginning of the quarter	1,842	2,776
Cash end of the quarter	$2,205	$13,976
Supplemental disclosure of cash flow information:
Cash paid for interest	$-
Note settled by stock issuances	$174,619
Capital contributions from related party debt forgiveness	$588,392

 The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information of (i) for the six months ended June 30, 2007; and (ii) for the six months ended June 30, 2006.

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

In the opinion of HSNI’s management, the consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended June 30, 2007 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

The following tables present information about the Company’s operating segments for the six months ended June 30,  2007 and 2006.
Business Segment Assets

	June 30,	December 31,
	2007	2006

GPS Tracking Devices	$23,205	$15,216
Automobile Finance	1,690	-
Total	$24,895	$15,216

Business Segment Revenues
	June 30,	June 30,
	2007	2006
GPS Tracking Devices	$59,036	$22,768
Automobile Finance	-	6,532
Total	$59,036	$29,300

Business Segment Interest Expense

	June 30,	June 30,
	2007	2006
GPS Tracking Devices	$123,346	$108,061
Automobile Finance	-	-
Total	$123,346	$108,061

Business Segment Depreciation and Amortization
	June 30,	June 30,
	2007	2006
GPS Tracking Devices	$3,177	$84,645
Automobile Finance	-	-
Total	$3,177	$84,645

Business Segment Profit/ (Loss)
	June 30,	June 30,
	2007	2006
GPS Tracking Devices	$(458,095)	$(836,655)
Automobile Finance		6,532
Total	$(458,095))	$(830,123))

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

Accounts Receivable

Accounts receivable relating to the Company’s tracking device segment consist of payments due from wholesalers of the products. In the normal course of business, the Company monitors the financial condition of the Company’s customer base; accordingly, the Company has recorded a provision for uncollectible accounts of $133,250 as of both June 30, 2007 and December 31, 2006.  The account deemed uncollectible relates to an individual customer for which the Company has a note payable outstanding to an affiliated entity of the customer with a principal balance of $141,875 as of both June 30, 2007 and December 31, 2006.  As the note payable terms do not have a right of offset, the Company has reserved the balance in full in accordance with its own accounting policies. However, the Company believes it has a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

Depreciation and Amortization

Furniture and equipment are carried at cost net of accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the assets.

The Company capitalizes certain computer software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic life of the related software which has been estimated at five years.

Software Development Costs
Software development costs relating to a GPS tracking system were recorded at cost and amortized over five years, the expected useful life of the asset. Intangible assets are reviewed for impairment at least annually and whenever events or circumstances indicate impairment might exist. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. As a result, an impairment was recorded during 2006 for the excess of the carrying amount over the fair value of those assets.

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

Use of FDIC Insured Institutions

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

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position and as there are no options outstanding at January 1, 2007, we have not recorded these excess tax benefits as of June 30, 2007.

Note 5. Going Concern Uncertainty

The Company has incurred net losses in the six months ended June 30, 2007 and 2006 and has had working capital deficiency both periods.

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

	For the Six Months Ended
	June 30,
	2007	2006

Loss from operations	$(400,895)	$(920,774)
Other income (loss)	(57,200)	90,651)
Net loss	$(458,095)	$(830,123)

Note 6. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the six months ended June 30, 2007 and 2006.

Note 7. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Furniture and office equipment	$48,641	$55,554
Software	2,185	2,185
	50,826	57,739
Less accumulated depreciation	(47,542)	(44,365)
Property and equipment, net	$3,284	$13,374

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

Capitalized software costs and accumulated amortization were as follows at June 30, 2007 and  December 31, 2006.

	June 30,	December 31,
	2007	2006
Software development costs	$-	$-
Less accumulated amortization	-	-
Capitalized Software, net	$-	$-

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expired on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of June 30, 2007, 1,990,289 shares had been exercised and issued under the Plan and no stock option grants were outstanding.

On November 8, 2006, the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc., a Nevada Corporation, and any Affiliated Corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There are a total of 15,000,000 common shares in the Plan.  As of  June 30, 2007, 9,787,500 shares had been issued under this Plan.

Note 10. Notes Payable

	June 30, 2007	December 31, 2006

Two notes payable to a Director of the Company. Both bear interest at 8% per annum. The notes matured in February 2007. The Company intends and expects to renegotiate the terms.	$286,874	$286,874

In 2005, the Company obtained funds under a financing arrangement bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term which matured in January 2007.	246,325	246,325

In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term.	141,875	141,875

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate the terms.	216,150	216,150

Note payable, unsecured, to a former Executive and current Director bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate the terms.	13,166	13,167

In 2006, the Company obtained funds under a financing arrangement bearing interest at 10% per year. The note matured in February 2007 and is convertible into shares of the Company’s common stock at a fixed rate.	100,000	100,000

Note payable, unsecured to a former executive and current Director bearing interest at 6% per annum and matured in July 2006.	-	174,618

In 2006, a note was established upon conversion of a trade payable balance to an interest-bearing loan. The note bears interest at 8% per annum and matured in June 2007. This note is convertible into shares of the Company’s common stock at a fixed price.	165,000	165,000

In 2006, the Company obtained funds under a financing arraangement bearing interest at 7% per annum. the term of this note was extended until December 31, 2007.	27,000	27,000

	$1,196,390	$1,371,009

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

On September 18, 2006, the Company entered into an agreement to purchase certain firmware and product enhancements developed by RSSI.  The Company received the software code in the fourth quarter of 2006 and began testing the functionality of the software for acceptable integration into its product offerings.  Prior to December 31, 2006, the Company determined it would accept one of three modules it purchased in the software agreement.  Subsequent to December 31, 2006, the Company has continued to evaluate the effectiveness of the software with its product offerings and believes the other two modules will be accepted by the Company in the second quarter of 2007 upon complete integration into its software platform.  The terms of the agreement require the Company to pay RSSI $136,000 upon final acceptance.  The payment includes $11,000 to be paid initially in cash consideration with the remaining $125,000 to be repaid through the issuance of a note payable that is convertible into a fixed amount of shares of the Company at the option of RSSI.  The Company is currently negotiating the terms of the existing agreement and expects certain terms to be amended.  As of December 31, 2006, the Company has recorded the amount owed in accordance with the agreement referenced above, which is reflected as product development expense of $136,000 and is included in accrued expenses for the same amount.  The Company did not capitalize the cost of the purchased software since its recent historical cash flows does not support that there will be adequate cash flows in the future to record as an intangible asset at December 31, 2006.

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

Monet Acquisition, LLC

On April 25, 2007, the Company sold three of its subsidiaries (Afco Receivables Funding Corp. “Afcorf”, American Finance Company “Afco”, and Autocorp Financial Services, Inc.” Acfs”) to  Monet Acquisition, LLC.  Monet is a private equity firm that has relationships with many international institutions.  It is their goal to create a public company using these subsidiaries which will be active in the growing private equity sector.  The Company has retained a 10% interest in Afcorf and Afcorf owns both Afco and Acfs.  As further consideration for this transaction, Monet has advanced $95,000 in exchange for a note from the Company and the personal guaranty of its President.  The Company intends to distribute its shares in Afcorf to its shareholders as a dividend.

For other related party transactions see Financial Footnotes 9, 10, 11, 15.

Note 14. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. The outstanding balance totaling $166,085 at June 30, 2007 is in default.  However, the Company is presently negotiating revised payment terms with the lender and has been for several months.  Management believes that a settlement will be reached on favorable terms.

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

In May 2004, (amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Peter Ubaldi. The Agreement provided that Mr. Ubaldi should serve as the President of HSNI to January 1, 2007. The duration of the Agreement was for a period of two years marked by the amended and restated date of January 1, 2005.  Mr. Ubaldi’s Employment Agreement was extended for an additional two years beginning January 2007 under the same terms and conditions as described below.  At any time prior to the expiration of the Agreement, HSNI and Mr. Ubaldi may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Ubaldi, as the President, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of HSNI’s Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months of base salary as shall exist at the time of such termination.

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

Operating Leases

The Company leases its principal executive office in Richardson Texas.    The following table sets forth the Company’s commitment thereof.

Future minimum annual payments expected under the operating lease are as follows:

Year Ending December 31,	Amount
2007	$22,459
2008	45,454
2009	39,525

Total	$107,438

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

The Company is presently not a party to any legal proceeding, except as discussed above, that it considers to be other than routine litigation incidental to the business.

 Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes for the period ended June 30, 2007 contained in this Form 10-QSB, and with the audited consolidated financial statements and notes as well as other items thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006. This report, annual reports on Form 10-KSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC's website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on HSNI's website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material HSNI files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-QSB for the period ended June 30, 2007 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of HSNI with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases.

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

Plan of Operation

 HSNI completed negotiations and entered into a Licensing and Exclusive Distribution Agreement and a Sales Purchase Agreement (collectively "Agreements") with Advantra International NV, a major international electronics developer and manufacturer, to manufacture its products.  In addition, the Company has added two manufacturers of tracking hardware which operates with its proprietary software;  HuneTec Co.,Ltd and Enfora, Inc.  During the  second quarter of 2007 Management decided to not to purchase any additional tracking devices from Advantra International and in fact, has purchased most of its hardware from HuneTec.

On April 16, 2007, the Company entered into an agreement with Rodwell Software Systems, Inc. (“RSSI”) which re-affirmed and completed all payment arrangements for the three existing purchase agreements between HSNI and RSSI.  The purchase agreements are defined as (1)   Purchase Agreement dated December 21, 2005 , (2)  Software and Firmware Purchase Agreement dated June 20, 2006  and (3)  Firmware and Software Source Code Purchase Agreement dated September, 18 2006 .  In September 2005, the Company issued 7,000,000 shares of common stock to RSSI as compensation for the purchase of the software, firmware and product enhancements. In December 2005, pursuant to its agreement with RSSI, the Company issued 4,100,000 shares of common stock as additional compensation to RSSI. The Company will not be required to provide an intermittent royalty based on the sale of components and usage of the web interface by consumers as compensation to RSSI, as originally contemplated.  Instead, the Company will issue 8,855,760 shares of its common stock to RSSI over a period of time subject to certain benchmarks and deliverables as full settlement for any and all notes payable or amounts due to RSSI.  HSNI has also agreed, subject to certain milestones, to give RSSI a warrant to purchase an additional 4,583,640 shares when the stock of HSNI is trading at $.10 per share for 30 consecutive days.

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

Substantial Leverage

The Company was highly leveraged at the end of fiscal year 2006, but this leverage was reduced  during the second quarter by  settlement agreements with senior employees and consultants.  However, in order to meet the ongoing working capital requirements of the Company, additional indebtedness may have to be incurred, perhaps resulting in a more highly leveraged capital structure. A highly leveraged capital structure could have adverse consequences, including:

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

Revenues

Product Sales

For the six months ended June 30, 2007, revenues from product sales increased by 159%, or $36,268 as compared to the same period a year ago, primarily due to an increase in airtime and activation revenue and sale of tracking devices.

Other Income

For the six months ended June 30, 2007, revenue from sources categorized as other income decreased by 100%, or $ 13,408 as compared to the same period a year ago, primarily due to:

•
A decrease in interest income of $ 6,532, or 100%, primarily resulting from a reduction of interest income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools;

•	A decrease of $ 6,876 or 100 % in other loan fees is the result of terminations of the servicing of loan pools with various credit unions.

Cost of Sales

Product Sales
For the six months ended June 30, 2007, cost of product sales increased by 49%, or $ 14,150 as compared to the same period a year ago, primarily due to:

•
Purchases of inventory of tracking devices and associated airtime charges totaling $43,244.  The company has elected to expense the cost of tracking devices in the month they are purchased due to the volume of purchases.

Operating Expenses

Operating expenses for the six months ended June 30, 2007 decreased by $511,169, or 55% as compared to the same period a year earlier primarily due to:

•	Compensation and benefits decreased by $ 213,142 for the six months ended June 30, 2007 as compared to the same period a year earlier primarily due to a decrease in staff;

•
Office, occupancy and equipment decreased by $24,764 for the six months ended June 30, 2007 as compared to the same period a year earlier primarily due to a decrease in rent and associated rent expense as a result of relocation and downsizing.;

•
Professional fees decreased by $6,870  for the six months ended June 30, 2007 as compared to the same period a year earlier primarily due to decreased  needs related to legal counsel, accounting fee requirements, and consulting fees;

•	Depreciation and amortization expense decreased by $81,468 for the six months ended June 30, 2007 as compared to due to the change in business segment assets and amortization;

•
The provision for loan losses decreased $39,264 for the six months ended June 30, 2007 as compared to the same period a year earlier primarily due a loan loss reserve requirement calculated on a minimal loan pool and;

•
Other operating expense decreased by $37,600 for the six months ended June 30, 2007 as compared to the same period a year earlier primarily due to a decrease in staff size and the expenses related to these employees.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $400,895 and net losses of $458,095 for the six months ended June 30, 2007.  In 2007, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from: issuances of additional common stock; notes payable; and from the sale of tracking devices along with the associated airtime charges of these devices.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	For the Six Months Ended June 30,
	2007	2006
Cash provided by (used in):
Operating activities	$363	$(48,855)
Investing activities	-	-
Financing activities	-	$60,055
Increase/(decrease in cash)	$363	$11,200

Net cash generated by operating activities for the six months ended June 30, 2007 increased to $ 363 from cash used in operations of ($48,855) for the six months ended June 30, 2006 primarily due to decreased proceeds from financing transactions.

Net cash provided by financing activities was $0 for the six months ended June 30, 2007 compared to cash provided by financing activities of $60,055 for the six ended June 30, 2006 as discussed above.

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

Due to the current uncertainty of realizing the benefits of the tax NOL carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company's ability to generate taxable income during future periods, which is not assured

Quantitative and Qualitative Disclosures about Market Risk

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

 Item 3. Controls and Procedures

HSNI’s President & Chief Executive Officer and Executive Vice President, have evaluated the effectiveness of the Company's "disclosure controls and procedures"(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s President & Chief Executive Officer and Executive Vice President have identified the following material weakness:

•
Less than adequate staff to prepare financial footnotes in accordance with generally accepted accounting principles;

Lack of certain internal controls over financial statement close and identifications of contractual transactions.

The Company has undertaken significant steps during the quarter ended June 30, 2007 to correct previous weaknesses and address the need for the continuation of up to date reporting and controls.  It is beginning to review its disclosure, financial information and internal controls and procedures. The Company has taken the following direction:

•	Obtain concurrence with independent outside accounting experts prior to finalizing financial reporting;

•
A process has been established whereby accounting and operational personnel and an executive management member collectively determine the appropriate accounting and disclosure review of material agreements; and

•	The Company has instituted regular quarterly meetings to review each department's significant activities and respective disclosure controls and procedures.

The President and Chief Executive Officer and the Executive Vice President believe these actions have and will further strengthen the internal controls of the Company. The Company is committed to augment, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting. The Company had such procedures in place by the end of the second quarter of 2007.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Plus 4 Credit Union FK/A Houston Postal Credit Union (“HPCU”).  The Company, through its wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003.  ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement.  HPCU has started a legal action but the attorneys for both sides are in the process of negotiating a settlement.  HPCU is asserting claims and damages of $40,000.00.  Management believes that a settlement will be reached and this matter will be resolved.  The Company has not recorded any amounts above the amount recorded as a note payable to HPCU at June 30, 2007 as it believes that a settlement will be substantially less than this amount and not material to the financial statement.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2007, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act and recorded at the grant date fair value of $0.01 per share.

Charles Norman was issued 5,000,000 shares for unpaid salary.
Peter D. Ubaldi was issued 5,000,000 shares for unpaid salary.
Terri Ashley was issued 5,500,000 shares for unpaid salary.
Michael Dumont was issued 6,000,000 shares for unpaid salary.
Donna Blohm  was issued 1,000,000 shares for unpaid salary.
Roy Pardini was issued 15,645,551 shares for unpaid salary and forgiveness of debt due from the Company.
Bob Williams was issued 650,000 shares for services.

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

/s/ PETER D. UBALDI

Chief Executive Officer
Date: August 20, 2007

/s/ PETER D.UBALDI

President and Interim Chief Financial Officer
Date: August 20, 2007