Form 10QSB
period 2007-09-30
Homeland Security Network, Inc.
filed 2007-11-19
CIK 790066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-QSB
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

———————

———————
Homeland Security Network, Inc.
(Exact name of small business issuer as specified in its charter)
———————

Nevada	000-15216	86-0892913
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

7920 Beltline Road, Suite 770

Dallas, TX 75254
(Address of Principal Executive Office) (Zip Code)

(972) 386-6667
(Issuer’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
———————
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 261,015,238

Transitional Small Business Disclosure Format (check one):    Yes  ☐  No  ☒

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$1,671	$1,842
Accounts receivable – trade	24,181
Inventory	29,800
Total current assets	55,652	1,842
Property, plant and equipment, net of accumulated depreciation	6,162	13,374
Capitalized software, net of accumulated amortization	116,682	-

Total assets	$178,496	$15,216

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$1,065,327	$1,492,609
Accounts payable and accrued liabilities to related parties	1,072,539	1,348,724
Notes payable to related parties	1,299,367	1,371,009
Amounts payable to credit unions	80,032	80,032
Line of credit	166,085	166,085
Total current liabilities	3,683,350	4,458,459
Commitments and contingencies
Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 261,015,238 and 175,536,430 shares issued and outstanding	261,016	175,537
Additional paid-in-capital	21,536,318	19,887,845
Accumulated deficit	(25,259,178)	(24,463,615)
	(3,105,114)	(4,043,503)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(3,504,854)	(4,443,243)
Total liabilities and shareholders’ deficit	$178,496	$15,216

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2007	2006

Revenues:
Sales	$12,091	$4,469
Cost of goods sold	2,304	1,250
Gross margin - product sales	9,787	3,219

Interest income - finance receivables	-
Gain (Loss) on sale of loans	-
Other income
Other income
Gross margin	$9,787	$3,219
Expenses:
Interest expense	-	16,680
Bank charges		1,423
Compensation and benefits	191,622	41,010
Office occupancy and equipment	24,209	12,640
Professional fees	70,483	20,833
Marketing expense	129
Depreciation and amortization	1,922	42,323
Provision for loan loss		(250)
Other operating expense	30,777	4,236
Total expenses	319,142	138,895
Loss from Operations	$(309,355)	$(135,676)
Other income (loss):

Interest expense	(28,113)
Total other income (loss)	(28,113)

Net loss	$(337,468)	$(135,676))
Net loss per share, basic and diluted	$(0.001)	$(0.001)
Weighted average shares outstanding, basic and diluted	362,316,394	175,336,430

The accompanying notes are an integral part of these Consolidated Financial Statements.

 HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,
	2007	2006

Revenues:
Sales	$71,127	$27,237
Cost of goods sold	45,548	30,344
Gross margin - product sales	25,579	(3,107)

Interest income - finance receivables	-	6,532
Other income	-	6,876
Other income		13,408
Gross Margin	25,579	10,301
Expenses:
Interest expense	-	124,741
Deferred financing costs	-
Compensation and benefits	465,267	526,797
Office occupancy and equipment	54,782	67,977
Professional fees	147,759	104,979
Loan servicing & bank charges		1,423
Depreciation and amortization	5,099	126,968
Provision for loan loss	-	39,014
Research and development	-	12,212
Marketing expense	129	-
Other operating expense	62,793	62,640
Total expenses	735,829	1,066,751
Loss from operations	(710,250)	(1,056,450)
Other income (loss): Loss on sale of assets	(18,913)
Gain on cancellation of debt	85,059	90,651
Interest expense	(151,459)
Total other income (loss)	(85,313)	90,651

Net loss	$(795,563)	$(965,799)
Net loss per share, basic and diluted	$(0.003)	$(0.006)
Weighted average shares outstanding, basic and diluted	261,015,238	173,687,483

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(795,563)	$(965,799)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	5,099	126,968
Loss on disposal of fixed assets	18,913	-
Provision for loan loss	-	39,014
Common stock issued for interest-beneficial conversion feature and other	18,550	50,000
Common stock issued for services	52,100	160,625
Common stock issued for commissions	6,260	-
Gain on cancellation of debt	(85,059)	(90,651)

Changes in:
Accounts receivable	(24,181)	(2,891)
Other current assets	-	(26)
Other assets	-	3,548
Accounts payable and other accrued expenses	611,831	593,407
Principal payments collected on consumer loans	-	-
Payments to credit unions	-	-
Inventory	(29,800)	-
Net cash used in operating activities	(221,850)	(86,165)
Cash flows from investing activities:
Capitalized software costs	-	-
Purchases of property and equipment	(4,800)	-
Net cash used in investing activities	(4,800)
Cash flows from financing activities:
Advances from related parties	226,479	-
Borrowings (repayment) under line of credit	-	(39,945)
Proceeds from notes payable	-	127,000
Net cash provided by financing activities	226,479	87,055

Net increase (decrease) in cash	(171)	890
Cash beginning of the year	1,842	2,766
Cash end of the quarter	$1,671	$3,666
Supplemental disclosure of non-cash financing activities:
Stock issued to purchase software	$23,615	$490,000
Capital contributions from related party debt forgiveness	$588,932	$-
Stock issued to settle note payable	$174,619	$-
Stock issued to settle related party advances	$93,502	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information (i) for the three and nine months ended September 30, 2007; and (ii) for the three and nine months ended September 30, 2006.

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

In the opinion of HSNI’s management, the consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended September 30, 2007 are not necessarily indicative of operating results expected for the full year or future interim periods.

Note 2. Segment Reporting

The Company currently has one reportable business segment which is the GPS Tracking Devices segment.  The Company previously provided financial products and related services to the new and pre-owned automotive finance industry.  Management decided to focus its attention on the GPS industry at the end of 2004.   The Company has included historical information on this previous other business segment, but there is no current period activity in this segment nor does management intend to re- enter this business.  The accounting policies of the GPS Tracking Devices segment are the same as those described in the summary of Significant Accounting Policies (Note 3).

GPS Tracking Devices Segment

The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the change in its formal business model discussed herein. The Company intends ‘Homeland Security Network, Inc.’ to be recognized as a provider of technology products and services for tracking and recovering valuable mobile assets

Automobile Finance Segment

Until the third quarter of 2004, the Company provided financial products and related services to the new and pre-owned automotive finance industry.  The Company primarily purchased and subsequently sold automobile finance receivables collateralized by new and pre-owned automobiles.  The receivables were predominantly purchased from automobile retailers nationwide and sold to banks and credit unions.  The Company also provided collection and servicing activities on a fee basis for financial receivables.

Business Segment Assets

	September 30,	December 31,
	2007	2006

GPS Tracking Devices	$178,496	$15,216
Automobile Finance	-	-
Total	$178,496	$15,216

The following tables present information about the Company’s operating segments for the three months ended September 30, 2007 and 2006.

Business Segment Revenues

	September 30,	September 30,
	2007	2006
GPS Tracking Devices	$12,091	$4,469
Automobile Finance	-	-
Total	$12,091	$4,469

Business Segment Interest Expense

	September 30,	September 30,
	2007	2006
GPS Tracking Devices	$28,113	$16,680
Automobile Finance	-	-
Total	$28,113	$16,680

Business Segment Depreciation and Amortization

	September 30,	September 30,
	2007	2006
GPS Tracking Devices	$1,922	$42,323
Automobile Financing	-	-
Total	$1,922	$42,323

Business Segment Profit/ (Loss)

	September 30,	September 30,
	2007	2006
GPS Tracking Devices	$(337,468)	$(135,676)
Automobile Finance	-	-
Total	$(337,468)	$(135,626)

The following tables present information about the Company’s operating segments for the nine months ended September 30, 2007 and 2006.

Business Segment Revenue

	September 30,	September 30,
	2007	2006
GPS Tracking Devices	$71,127	$27,237
Automobile Finance	-	13,408
Total	$71,127	$40,645

Business Segment Interest Expense

	September 30,	September 30,
	2007	2006
GPS Tracking Devices	$151,459	$124,741
Automobile Finance	-	-
Total	$151,459	$124,741

Business Segment Depreciation and Amortization

	September 30,	September 30,
	2007	2006
GPS Tracking Devices	$5,099	$126,968
Automobile Finance	-	-
Total	$5,099	$126,968

Business Segment Profit/ (Loss)

	September 30,	September 30,
	2007	2006
GPS Tracking Devices	$(795,563)	$(1,069,858)
Automobile Finance		104,059
Total	$(795,563)	$(965,799)

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

Revenue Recognition – GPS Tracking Devices

The Company recognizes revenue principally on two types of transactions-sales of products and subscriber fees for service contracts. In accordance with the guidelines provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB No. 104, Revenue Recognition, revenue is recognized when all of the following are met:  (i) persuasive evidence of an agreement exists (ii) title and risk of loss have passed (iii) delivery has occurred or the services have been rendered, (iv) the sales price is fixed or determinable and (v) collection is reasonably assured.

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

Accounts Receivable

Accounts receivable consist of payments due from wholesalers of the tracking device products. In the normal course of business, the Company monitors the financial condition of the Company’s customer base. The Company has recorded a provision for uncollectible accounts of $133,250 as of 9/30/07 and 12/31/06.  The account deemed uncollectible relates to an individual customer for which the Company has a note payable outstanding to an affiliated company.  Although there is not a right of offset ,the Company  believes that they will prevail with this offset in the event that the note payment is demanded.  However the Company has fully reserved for the balance in accordance with its own accounting policies.

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

Software Development Costs

Software development costs relating to a GPS tracking system solution, recorded at cost, are amortized over five years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 “Goodwill and Other Intangible assets”, comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts.  As a result, an impairment charge was recorded during 2006 for the excess of the carrying amount over the fair value of certain capitalized software development costs.

Capitalized software is amortized on a straight-line basis over an estimated useful life of five years. Acquired contracts are amortized over a period that approximates the estimated life of the contracts, based upon the estimated annual cash flows obtained from those contracts, generally five to six years.

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

Use of FDIC Insured Institutions

The Company maintains its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation insures each depositor up to $100,000.

Note 4.  Stock-Based Compensation

Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for employee and director stock options, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation . The Company accounted for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123. Effective January 1, 2006, HSNI adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments, (SFAS No. 123(R)) for all share-based payment awards to employees and directors including employee stock options and employee stock purchases related to the Company’s employee stock purchase plan. In addition, HSNI has applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the Securities and Exchange Commission, in the Company’s adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2007, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2007, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R).  Stock-based compensation expense under SFAS No. 123 (R) relating to employee and director stock options and our employee stock option plan was $0 for both the third quarter of 2007 and 2006.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). Due to the Company’s historical net operating losses and as there are no options outstanding at September 30, 2007, HSNI has not recorded the tax effects of employee stock-based compensation and have no APIC pool.

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows.  SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to the Company’s historical net operating loss position and as there are no options outstanding at September 30, 2007, HSNI has not recorded these excess tax benefits as of September 30, 2007.

Note 5. Going Concern Uncertainty

The Company has incurred net losses in the nine months ended September 30, 2007 and 2006 and has had working capital deficiencies both periods.
The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking various types of additional funding such as the issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The funding would alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. Management is also seeking to renegotiate certain liabilities in order to alleviate the working capital deficiency.

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

	For the Three Months Ended
	September 30,
	2007	2006

Loss from operations	$(309,355)	$(135,676)
Other income (loss)	(28,113)
Net loss	$(337,468)	$(135,676)

	For the Nine Months Ended
	September 30,
	2007	2006

Loss from operations	$(710,250)	$(1,056,450)
Other income (loss)	(85,313)	90,651
Net loss	$(795,563)	$(965,799)

Note 6. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the nine months ended September 30, 2007 and 2006.

Note 7. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Furniture and office equipment	$53,441	$55,554
Software	2,185	2,185
Total Property, and Equipment before depreciation	55,626	57,739
Less accumulated depreciation	(49,464)	(44,365)
Property and equipment, net	$6,162	$13,374

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

During 2005, the Company purchased software from a third party totaling $1,131,000, for which the Company allocated $313,000 to product development expense for efforts to reach technological feasibility.  As of December 31, 2006 the Company determined that there was an impairment of these assets due to insufficient cash flow from operations related to the software purchased in 2005.  As a result, an impairment charge of $624,433 was recorded as of December 31, 2006.

During 2007, the Company acquired new software to operate and enhance its GPS systems.  The development costs of this software totaled $116,682; these costs were capitalized as of September 30, 2007.

	September 30,	December 31,
	2007	2006
Software development costs	$116,682	$-
Less accumulated amortization	-	-
Capitalized software, net	$116,682	$-

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount

2007	5,834
2008	23,337
2009	23,337
2010	23,337
2011	23,337
Thereafter	17,500
Total	$ 116,682

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of September 30, 2007, 1,990,289 shares had been exercised and issued under the Plan and no stock option grants were outstanding.

On November 8, 2006, the Company filed a Non- Statutory Stock Option Plan with the Securities and Exchange Commission.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 10,600,000 shares have been issued from the Plan as of September 30, 2007.

Note 10. Notes Payable

	September 30, 2007	December 31, 2006

Two notes payable to a Director of the Company. Both bear interest at 8% per annum. The notes matured in February 2007. The Company has renegotiated these notes with extended terms.	$286,874	$286,874

In 2005, the Company obtained funds under a financing arrangement bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. The note is uncollateralized and the proceeds were utilized for working capital. This note matured in January 2007. The Company has renegotiated with the holder and the parties have agreed to an extended term.	246,325	246,325

In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note is uncollateralized and the proceeds were utilized for working capital. Effective January 6, 2006, the Company signed an addendum which modified the original note to include the unpaid interest balance at that time. This note, as modified, matured in April 2006. The note has been renegotiated with an extended term.	141,875	141,875

Note payable, unsecured, to an Executive bearing interest at 6% per annum that matured in July 2006. The Company has renegotiated with the executive and the parties have agreed to an extended term.	216,150	216,150

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company has settled this liability.	-	174,618

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company has arranged a settlement to be concluded before 12/31/2007	13,167	13,167

Note payable, convertible, to a third party bearing interest at 10% per annum and convertible into shares of the Company’s common stock at a fixed rate. The note matured in February 2007.	100,000	100,000

Note payable to Monet Acquisition, LLC for additional consideration related to sale of subsidiaries. The note bears interest at a rate of 10% per annum and matures on April 25, 2008. It is personally guaranteed by the CEO.	95,000	-

Note payable, unsecured, to a related third party bearing interest at 7% per annum and matured in May 2006. The term of this note was extended until December, 2007.	27,000	27,000

Note payable to related party; proceeds used for working capital, due November 2007. The holder has the option to convert the note to common stock of the Company.	7,976	-

Note payable, convertible, to an unrelated third party. The Company has an agreement in place for the settlement of this note and it is expected to be closed and this liability will be liquidated by December 2007.	165,000	165,000-
	$1,299,367	$1,371,009

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

Based on the aforementioned amendment to the conversion calculation rate, the Company performed two conversions, which were elected by the entity holding the note payable in January 2005, the Company issued 3,429,355 shares valued at $0.11 per share at $377,229; and in March 2005, the Company issued 12,000,000 shares valued at $0.18 per share at $2,160,000, totaling $2,537,229 resulting in a charge in the statement of operations. The applied conversion rate was adjusted and recalculated by the Board of Directors, based on the value of the Company’s stock as traded at closing the day prior to the approval of the transaction.  The number of shares issued was a negotiation between SANY and the Company based on the financial condition of the Company, its likelihood of success and general business risk factors. .

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

Note 13 Related and Unrelated Party Transactions

Rodwell Software Systems, Inc.

The Company entered into a letter of intent dated as of January 2005 with Rodwell Software Systems, Inc. (“RSSI") regarding the Company's acquisition of all of the issued and outstanding capital stock of RSSI subject to certain adjustments at the closing of the acquisition plus assumption of certain transaction and related costs and expenses. The letter of intent was subject to various conditions and approvals and contemplated that the acquisition would be effected through the merger of RSSI with and into the Company, with the Company as the surviving corporation. The Company's intention to acquire RSSI was to significantly increase its software/firmware development capabilities, which combines GPS tracking with a web interface in one simple device working in tandem with a cell phone, PDA or computer. The acquisition was not consummated by mutual agreement.

On December 26, 2005, the Company entered into an agreement to solely purchase certain exclusive rights and license to software, firmware and product enhancements developed by RSSI. Such software, firmware and product enhancements interface with GPS tracking devices and a web based application system. In September 2005, as a prerequisite, the Company issued 7,000,000 shares of common stock to RSSI as compensation for the purchase of the exclusive rights and license. In December 2005, pursuant to its agreement with RSSI, the Company issued 4,100,000 shares of common stock as additional compensation to RSSI. Further, the agreement provided for an intermittent royalty based on the sale of components and usage of the web interface by consumers as compensation to RSSI, subject to certain milestones. The Company incurred product development costs of $313,000 during the year ended December 31, 2005 for software related to the GPS tracking devices and the web interface application.

On September 18, 2006, the Company entered into an agreement to purchase certain firmware and product enhancements developed by RSSI.  The Company received the software code in the fourth quarter of 2006 and began testing the functionality of the software for acceptable integration into its product offerings. After evaluating the system at the end of 2006, it was determined that the cash flow being generated by the software in its current configuration did not support the recording of the asset on the books of the Company.  The Company has agreed to issue 8,855,760 shares of its restricted common stock to RSSI over a period of time subject to certain benchmarks and deliverables as full settlement for any an all notes payable or amounts due to RSSI.  HSNI also agreed, subject to certain milestones, to give RSSI a warrant to purchase an additional 4,583,640 shares when the stock of HSNI is trading at $0.10 per shares for 30 consecutive days.  As of September 30, 2007, HSNI has accepted all of the deliverables and 5,903,840 of the shares have been issued.  A liability has been recorded for the remaining 2,951,920 shares to be issued at a later date.  Likewise, the warrant has been recorded as of September 30, 2007.  The Company anticipates the remaining balance of shares to be issued, and all liabilities to RSSI being carried on the books f the Company to be liquidated, by the end of December 2007.

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

Based on the aforementioned amendment to the conversion calculation rate, the Company performed two conversions, which were elected by the entity holding the note payable in January 2005, the Company issued 3,429,355 shares valued at $0.11 per share at $377,229; and in March 2005, the Company issued 12,000,000 shares valued at $0.18 per share at $2,160,000, totaling $2,537,229 resulting in a charge in the statement of operations.  The applied conversion rate was adjusted and recalculated by the Board of Directors.

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

Monet Acquisition, LLC

On April 25, 2007, the Company sold three of its subsidiaries (Afco Receivables Funding Corp(“Afcorf”), American Finance Company(“Afco”), and Autocorp Financial Services, Inc.(“Acfs”) to Monet Acquisition, LLC.  Monet is a private equity firm that has relationships with many international institutions.  It is their goal to create a public company using these entities which will be active in the growing private equity sector.  The Company has retained a 10% interest in Afcorf, which owns both Afco and Acfs.  As further consideration for this transaction, Monet has advanced $95,000 in exchange for a note from the Company and the personal guaranty of the Company’s President and CEO, Peter Ubaldi. The Company intends to distribute its shares in Afcorf to its stockholders as a dividend.

Note 14. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004. The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions. The outstanding balance totaling $166,085 at September 30, 2007 is in default. The Company has had discussions with the lender and management believes that a settlement will be reached on favorable terms.

Note 15. Commitments and Contingencies

Employment Contracts

In April 2003, (amended and restated January 2004, amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Charles W. Norman. The Agreement provided that Mr. Norman should serve as the Chief Executive Officer of HSNI through January 1, 2007.  At the expiration of the contract, Mr. Norman resigned as an officer but continues to serve on the Company’s Board of Directors.

In May 2004, (amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Peter Ubaldi. The Agreement provided that Mr. Ubaldi should serve as the President of HSNI to January 1, 2007.  In January of 2007, Mr. Ubaldi’s Employment Agreement was extended for an additional two years and he will continue to serve as

President and as a member of the Board, as well as the Company’s CEO. At any time prior to the expiration of the Agreement, HSNI and Mr. Ubaldi may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Ubaldi, as the President, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of HSNI’s Board of Directors, of cash, stock or other valid forms of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months of base salary as shall exist at the time of such termination.

In January 2007, the Company entered into an Employment Contract with Roy Pardini.  Mr. Pardini will be paid a base salary of $125,000 per year and be eligible to receive bonuses from time to time at the discretion of the Board of Directors of the Company.  The term of the contract is for two years with a renewal term as agreed upon by the Company and Mr. Pardini.  Mr. Pardini is currently serving on the Board of Directors of the Company for no additional compensation.

Operating Leases

The Company currently leases office space in two locations:

1.	7920 Belt Line Road, Suite 770, Dallas Texas 75254. The lease commenced on October 15, 2007. The first year’s rent is $12,555, the second year’s is, $13,485 and the third year’s is $14,415.
2.	140 Smith Street, Sutie 200 Keasbey New Jersey 08832. The lease is for one year with a one year renewal. The annual rent is $18,000. The lease commenced on January 1, 2007.

Note 16. Legal Proceedings

The Company is currently a defendant in a lawsuit with Plus 4 Credit Union FK/A Houston Postal Credit Union (”HPCU”). The company and HPCU have disputes arising out of a loan servicing agreement dated January 7, 2003.   HPCU has started a legal action but the attorneys for both sides acknowledge that the amount due under the servicing agreement has not yet been identified.  Discussions are scheduled to begin in December of 2007 and management believes that a settlement will be achieved which will be beneficial to the Company and to HPCU.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes for the period ended September 30, 2007 contained in this Form 10-QSB, and with the audited consolidated financial statements and notes as well as other items thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006. This report, annual reports on Form 10-KSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC's website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on HSNI's website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material HSNI files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-QSB for the period ended September 30, 2007 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of HSNI with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases.  From time to time,

HSNI may also provide forward-looking statements in other materials HSNI releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in HSNI’s annual report on Form 10-KSB and current reports on Form 8-K filed with the SEC.

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

The Company

The Company changed its name to Homeland Security Network, Inc. (OTCPK: HSYN) on March 1, 2005 to reflect the direction of a new course of business. The Company intends `Homeland Security Network, Inc.' to be recognized as a provider of technology products and services for tracking and recovering valuable mobile assets. The Company will capitalize on rapidly emerging, largely under-served, GPS tracking markets. HSNI plans to serve the concerns and requirements of the individual consumer and corporations. HSNI predominantly targets markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. These markets could have a potential demand in excess of 100 million units in the United States, Canada and Mexico over the next decade. The Company expects to impact the GPS tracking industry with state-of-the-art software, as well as its ability to provide low cost tracking hardware, and its ability to offer a cost-effective data transmission fee. The Company's GPS products incorporate map tracking and trailing, geo-fencing alerts for designated parameter infringements, and the ability to control vehicle functions with voice commands from its customer's web-enabled mobile phones or personal computers, via the Company's internet website system software. The Company has continually enhanced the features of its software, firmware and hardware.

Plan of Operation

The Company purchases its devices from two manufacturers of tracking hardware that operate with its proprietary software;  HuneTec Co.,Ltd and Enfora, Inc. However, the Company continues to seek upgraded versions of these devices either from their existing providers or from other well known hardware suppliers in the industry. .

On April 16, 2007, the Company entered into an agreement with Rodwell Software Systems, Inc. (“RSSI”) which re-affirmed and completed all payment arrangements for the three existing purchase agreements between HSNI and RSSI.  The purchase agreements are defined as (1)   Purchase Agreement dated December 21, 2005 , (2)  Software and Firmware Purchase Agreement dated June 20, 2006  and (3)  Firmware and Software Source Code Purchase Agreement dated September, 18 2006 .  In September 2005, the Company issued 7,000,000 shares of common stock to RSSI as compensation for the purchase of the software, firmware and product enhancements. In December 2005, pursuant to its agreement with RSSI, the Company issued 4,100,000 shares of common stock as additional compensation to RSSI. The Company will not be required to provide an intermittent royalty based on the sale of components and usage of the web interface by consumers as compensation to RSSI, as originally contemplated.  Instead, the Company agreed to issue 8,855,760 shares of its common stock to RSSI over a period of time subject to certain benchmarks and deliverables as full settlement for any and all notes payable or amounts due to RSSI.  HSNI also agreed, subject to certain milestones, to give RSSI a warrant to purchase an additional 4,583,640 shares when the stock of HSNI is trading at $.10 per share for 30 consecutive days.  As of September 30, 2007, 5,903,840 of these shares have been issued.  A liability has been recorded for the remaining 2,951,920 shares to be issued at a later date since all of the milestones have been met as of September 30, 2007.  Likewise, the warrant has been recorded as of September 30, 2007.

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

Ultimately, the Company expects to generate sustaining revenues derived primarily from the sale and installation of its GPS products and components to domestic and international licensees, the receipt of license fees and royalties. Additionally, the Company expects to generate revenues relating to the sale of service contracts, with terms of service anticipated to range from 12 to 36 months.  Such service contracts are payable in full upon activation of the related tracking unit or collectable monthly as dictated by the usage contract signed at the time of activation.

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

Competition

The Company will compete with other product and service suppliers in the GPS industries. The GPS tracking industry relies on coordinating the merging of four separate components in order to operate as a GPS tracking system. They are: hardware, firmware, a software or application system, and wireless communication providers. The Company is a GPS tracking company that has adapted its hardware and software capabilities to operate on what is currently the least costly type of airtime network provider in the industry. It is possible that our competitors could adapt their hardware and software to also utilize the Company’s current airtime provider. This event could reduce the size of the Company’s targeted markets.

Dependence on Management Information Systems

The Company's future success depends in part on the ability to continue to adapt technology on a timely and cost-effective basis in order to meet changing customer and industry standards and requirements.

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

Substantial Leverage

The Company was highly leveraged at the end of fiscal year 2006, but this leverage was reduced during the second quarter by settlement agreements with senior employees and consultants. In addition, certain senior executives have agreed to have their salaries accrued during 2007 until the Company is in a position to pay this compensation.  However, in order to meet the ongoing working capital requirements of the Company, additional indebtedness may have to be incurred, perhaps resulting in a more highly leveraged capital structure. A highly leveraged capital structure could have adverse consequences, including:

•	Limiting the ability to obtain additional financing;

•	Requiring the use of operating cash flow to meet interest and principal repayment obligations;

•	Increasing the Company's vulnerability to changes in general economic conditions and competitive pressures; and

•	Limiting the Company's ability to realize some or all of the benefits of significant business opportunities.

In addition, any indebtedness that would be incurred is expected to contain covenants that limit, among other things, the ability to incur additional indebtedness, engage in mergers and acquisitions, pay dividends or take other actions. These covenants may also require the meeting of certain financial tests and the maintenance of a minimum level of collateral.

Interest Rate Fluctuations

The Company's profitability is based, in part, on the interest rate charged on interest-bearing liabilities. Interest rates with respect to outstanding indebtedness or indebtedness that may be incurred in the future are, or will be, as the case may be, based on interest rates prevailing in the market at the time the debt is incurred. In some cases, the rates may be floating rates. Increases in interest rates paid on outstanding indebtedness would adversely affect the profitability of the Company and consume cash allocated for other operating activities.

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

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

Revenues

Product Sales

For the nine months ended September 30, 2007, revenues from product sales increased by 161%, or $43,890 as compared to the same period a year ago, primarily due to an increase in airtime and activation revenue and sale of tracking devices.

Other Income

For the nine months ended September 30, 2007, revenue from sources categorized as other income decreased by 100%, or $ 13,408 as compared to the same period a year ago, primarily due to:

•
A decrease in interest income of $ 6,532, or 100%, primarily resulting from a reduction of interest income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools;

•	A decrease of $ 6,876 or 100 % in other loan fees as a result of terminations of the servicing of loan pools with various credit unions.

Cost of Sales

For the nine months ended September 30, 2007, cost of product sales increased by 50%, or $ 15,204 as compared to the same period a year ago, primarily due to:

•
Purchases of inventory of tracking devices and associated airtime charges totaling $45,548.  The company has elected to expense the cost of tracking devices as they are sold and not in the month they are purchased as had been the previous practice.

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 decreased by $330,922 or 31% as compared to the same period a year earlier primarily due to:

•	Compensation and benefits decreased by $ 61,530 for the nine months ended September 30, 2007 as compared to the same period a year earlier primarily due to a decrease in staff;

•
Office, occupancy and equipment decreased by $13,195 for the nine months ended September 30, 2007 as compared to the same period a year earlier primarily due to a decrease in rent and associated rent expense as a result of relocation and downsizing.;

•
Professional fees increased by $42,780 for the nine months ended September 30, 2007 as compared to the same period a year earlier primarily due to increased needs related to legal counsel, accounting services, and consulting services;

•
Depreciation and amortization expense decreased $121,869 for the nine months ended September 30, 2007 as compared to the same period a year earlier due to the change in business segment assets and amortization:

•
The provision for loan losses decreased $39,014 for the nine months ended September 30, 2007 as compared to the same period a year earlier primarily due the elimination of a loan loss reserve requirement for the loan pool; and

•
Interest expense as an operating and other expense increased by $26,718 for the nine months ended September 30, 2007 as compared to the same period a year earlier, primarily due to financing of GPS tracking business.

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Revenues

Product Sales

For the three months ended September 30, 2007, revenues from product sales increased by 171%, or $7,622 as compared to the same period a year ago, primarily due to an increase in airtime and activation revenue and sale of tracking devices.

Other Income

For the three months ended September 30, 2007, revenue from sources categorized as other income decreased by ( 100% ), or ($28,113) as compared to the same period a year ago, primarily due to:

An increase  in interest expense of $28,113 or (100)%, primarily resulting from a no  interest income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools;

Cost of Sales

For the three months ended September 30, 2007, cost of product sales increased by 84%, or $1,054 as compared to the same period a year ago, primarily due to:

Operating Expenses

Operating expenses for the three months ended September 30, 2007 increased by $180,247 or 129% as compared to the same period a year earlier primarily due to:

•	Compensation and benefits increased by $ 150,612 for the three months ended September 30, 2007 as compared to the same period a year earlier primarily due to executive compensation contracts;

•
Office, occupancy and equipment increased by $11,569 for the three months ended September 30, 2007 as compared to the same period a year earlier primarily due to the addition of lease facilities in New Jersey;

•
Professional fees increased by $49,659 for the three months ended September 30, 2007 as compared to the same period a year earlier primarily due to increased  needs related to legal counsel, accounting services, and consulting services;

•
Depreciation and amortization expense decreased $40,401 for the three months ended September 30, 2007 as compared   to the same period a year earlier due to the change in business segment assets and amortization;

•
The provision for loan losses decreased $250 for the three months ended September 30, 2007 as compared to the same period a year earlier primarily due the elimination of a loan loss reserve requirement for the loan pool; and

•
Interest expense as an operating and other expense increased by $11,433 for the three months ended September 30, 2007 as compared to the same period a year earlier, primarily due to the financing of the GPS tracking business.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $710,250 and $1,056,450 and net losses of $795,563 and $965,799 for the nine-month periods ending September 30, 2007 and 2006, respectively.  In 2007, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from: issuances of additional common stock; notes payable; and from the sale of tracking devices along with the associated airtime charges of these devices.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	For the Nine Months Ended September 30,
	2007	2006
Cash provided by (used in):
Operating activities	$(221,850)	$(86,165)
Investing activities	(4,800)	-
Financing activities	226,479	$87,055
Increase/(decrease in cash)	$(171)	$890

 Net cash used in operating activities for the nine months ended  September 30, 2007 decreased to $ (221,850) from net cash used in operations of ($86,165) for the nine months ended September  30, 2006 primarily due to decreased proceeds from financing transactions, depreciation and amortization, stock for services and stock issued for beneficial conversion and interest.

Net cash provided by financing activities was $ 226,479 for the nine months ended September 30, 2007 compared to net cash provided by financing activities of $87,055 for the nine months ended September 30, 2006 as a result of advances obtained from related parties.

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

Item 3. Controls and Procedures

HSNI’s President & Chief Executive Officer and Executive Vice President, have evaluated the effectiveness of the Company's "disclosure controls and procedures"(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s President & Chief Executive Officer and Executive Vice President have identified the following material weakness:

•	Less than adequate staff to prepare consolidated financial statements and footnotes in accordance with generally accepted accounting principles;

•	No formal written accounting policies.

The Company has undertaken significant steps during the quarter ended September 30, 2007 to correct previous weaknesses and address the need for the continuation of up to date reporting and controls.  It is beginning to review its disclosure, financial information and internal controls and procedures. The Company has taken the following direction:

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Plus 4 Credit Union FK/A Houston Postal Credit Union (“HPCU”).  The Company, through a previously owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003.  ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement.  HPCU has started a legal action but the attorneys for both sides are in the process of negotiating a settlement.  HPCU is asserting claims and damages of $40,000.  Management believes that a settlement will be reached and this matter will be resolved.  The Company has not recorded any amounts above the amount recorded as a note payable to HPCU at September 30, 2007 as it believes that a settlement will be substantially less than this amount and not material to the financial statement. Attorneys for both sides will continue settlement discussions in December 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2007, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

Jeffrey Conrad, Esq ; Legal Services,                    812,500
Hawk Associates, Inc.; Consulting Services,   2,500,000
Smith Street Holding; Conversion of debt,       9,350,152
Michael Johnson; Purchase of Software,          5,903,840
Robert Dennett; Accounting Services,                 200,000
William Utz; Consulting Services,                       3,000,000

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

/s/ PETER D. UBALDI

Chief Executive Officer
Date: November 14, 2007

/s/ PETER D.UBALDI

President and Interim Chief Financial Officer
Date: November 14, 2007