Form 10KSB
period 2007-12-31
Homeland Security Network, Inc.
filed 2008-04-15
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934-

Commission file number 000-15216

Homeland Security Network, Inc.

(Name of small business issuer in its charter)

Nevada	86-0892913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7920 Beltline Road, Suite 770, Dallas, TX 75254	75254
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 386-6667

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes ☐   No ☒

State issuer's revenues for its most recent fiscal year: $90,378.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $22,831,504 based on the $0.30 per share price at which common equity was sold on March 28, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  76,105,013 shares of Common Stock, $.001 par value, as of March 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

FORM 10-KSB

YEAR ENDED DECEMBER 31, 2007

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-KSB for the period ended December 31, 2007 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Homeland Security Network, Inc. (collectively, with its subsidiaries, “HSNI” or the “Company”) with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, HSNI also provides forward-looking statements in other materials HSNI releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in HSNI’s quarterly reports on Form 10-QSB and current reports on Form 8-K filed with the SEC.

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

PART I

ITEM I. DESCRIPTION OF BUSINESS

The Company

The Company is a Nevada corporation formed in 1993. HSNI’s principal executive office is located at 7920 Beltline Rd, Suite 770, Dallas, TX 75254. HSNI’s telephone number is (972) 386-6667. HSNI’s website is www.hsni.us.

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

The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business. The Company intends `Homeland Security Network, Inc.' to be recognized as a provider of technology products and services for tracking and recovering valuable mobile assets.  The Company anticipates its new course of business will capitalize on rapidly emerging, largely under-served, GPS tracking markets. HSNI plans to serve the concerns and requirements of the individual consumer and corporations. HSNI predominantly targets markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. These markets could have a potential demand in excess of 100 million units in the United States, Canada and Mexico over the next decade. The Company expects to impact the GPS tracking industry with state-of-the-art software, as well as with its ability to provide low cost tracking hardware, and its ability to offer a cost-effective data transmission fee. The Company's GPS products incorporate map tracking and trailing, geo-fencing alerts for designated parameter infringements, and the ability to control vehicle functions with voice commands from its customers’ web-enabled mobile phones or personal computers, via the company's internet website system software. The Company plans to continually enhance features.

In the fourth quarter of 2007, the Company began a second business segment. HSNI has secured distribution rights to a patented water restoration technology, which represents a substantial opportunity in the multi-billon dollar global water purification market.  The Company has proposed the use of its services in the United States and several foreign counties.

The Company has supported two events at the United Nations and will sponsor a third on May 2, 2008.  This dinner reception is part of the Company’s association with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations. In attendance will be Ambassadors, Government Officials and entertainment celebrities.  Peter Ubaldi, President & CEO of The Company has been appointed as Chairman of IREO’s Water Restoration Committee.  The Company has proposed its remediation technology for Lake Rodrigo in Brazil as part of its expanding marketing efforts in Central and South America.

HSNI has entered into a joint venture with HumaClean, a Texas based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico and the next site has been designated as Monterey, Mexico.  The Company believes that revenue from these activities will begin to be recorded in the second quarter of 2008. .

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

2004 Stock Acquisition by AutoCorp Acquisition Partners

In August 2004, Pacific Holdings Group, the then controlling shareholder of the Company, and one of its affiliates, Pacific Financial Group, collectively sold their stock to a partnership, AutoCorp Acquisition Partners, formed by the then President (and CEO) and Executive Vice President of the Company.

AutoCorp Acquisition Partners designated two persons who were elected to the Board of Directors.  The designees became a majority of the board after the tenth day subsequent to the mailing and filing of the Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated there under. The designees are now the beneficial owners of approximately 49% of the Company's stock and originally constituted 100% of the Company's Board of Directors.  An additional Director was voted onto the Board on December 30, 2006.

Plan of Operation

 In August 2004, the Company ceased its activities in the automobile finance business and has completed the orderly liquidation of the auto receivable portfolio. Its focus is in several new markets with new products for the GPS industry and the water purification industry.  The Company anticipates this business will capitalize on rapidly emerging, largely under-served, GPS tracking markets and the worldwide need for water purification.

The Company completed the purchase of the software which supports its GPS tracking technology from Rodwell Software Systems, Inc. (“RSSI”).  From the 1st quarter of 2005 until December of 2007, the Company had operated this system under a licensing agreement from RSSI; however, RSSI was issued a total of 8,855,760 shares of the Company’s R144 common stock for this purchase.

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

Ultimately, the Company expects to generate sustaining revenues derived primarily from the sale and installation of its GPS products and components to domestic end users and third party users generated from non-prime finance companies and “buy here, pay here companies.  Additionally, the Company expects to generate revenues relating to the sale of service contracts, for which terms of service are anticipated to range from 12 to 36 months and are payable in full upon activation of the related tracking unit, as well as subsequent renewals of previous service contracts.

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

The Company has also entered into the business of providing provision of water purification products and solutions for both industry and governments seeking environmentally positive changes in various bodies of water. The Company is actively negotiating contracts in the United States and internationally.  The entry into this new activity has begun and the impact of the Company’s involvement should be realized in mid to late 2008.

In addition, the Company has established a joint venture relationship with a soil remediation firm company that has many years of experience in this field. The proprietary products and services from this venture are licensed to the Company on a non-exclusive basis.

Ultimately, the Company expects this activity to become a major business segment contributing sustaining revenues.

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

•

The ability to reduce costs;

•

The ability to develop HSNI’s products and services and to penetrate existing and new markets; and

•

Technological developments and changes in the industry

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

General Economic Conditions:

One of the Company's new businesses is related, in part, to the sale of new and pre-owned automobiles. Sales are affected by employment rates, prevailing interest rates, and other general economic conditions. Economic slowdown or recession could lead to inventory and production decreases. Adverse economic changes and sluggish sales of new and pre-owned automobiles and weaknesses in the economy could lead to a decline in the sale of tracking devices.

The Company’s other new business, the water purification business, is not expected to be affected by general economic conditions.  Since the reliance on pure water is essential to the operations of all economies, the Company does not anticipate economic challenges unless they are related to extraordinary circumstances.  The Company feels that the new technologies employed in this new business will provide a cost effective solution where there has not been one in the past.

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

The Company will also compete in the water purification industry.  This industry is competitive and relies on technologies that must satisfy numerous regulatory and compliance requirements which have already been overcome by the developers of the technology that the Company has licensed.  The Company is aligning itself with established professionals and experts in this industry.  The Company anticipates that the new technologies which it will bring to the market should provide a competitive advantage.  However, there are large and well capitalized businesses that will offer competition that could make the Company’s progress into this new business segment difficult.

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

Dependence on Key Personnel:

The Company is highly dependent on the services of certain key employees. The Company has entered into an employment agreement with some, but not all such employees. The loss of certain key employees' services could have a materially adverse effect on the business and operations of the Company. In addition, the future success of the Company depends upon its ability to attract and retain qualified general personnel, which have sufficient and suited expertise in the GPS tracking industry tracking industry and the water purification industry. There can be no assurance of success in attracting and retaining qualified personnel in the future.

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

Substantial Leverage:

Although substantially leveraged at the end of fiscal year 2007, in order to meet the ongoing working capital requirements of the Company, additional indebtedness may have to be incurred, perhaps resulting in a more highly leveraged capital structure. A highly leveraged capital structure could have adverse consequences, including:

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

Employees

At December 31, 2007, the Company employed a total of 6 people. No employees are covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

The principal executive office of the Company is located at 7920 Beltline Rd, Suite 770, Dallas, TX 75254. Approximately 930 square feet of leased premises are at this location. The rent is approximately $13,000 per year. The lease expires in January 2011.

The Company leases space at 140 Smith Street, Suite 200 Keasbey, New Jersey 08832 for sales development. The lease is for one year with a one year renewal.  The annual rent is $18,000.  The lease commenced on January 1, 2007.

Rent expense totaled $53,417 and $68,831 for the years ended December 31, 2007 and 2006, respectively.

ITEM 3. LEGAL PROCEEDINGS

The Company is presently a party to a legal proceeding as follows:

Plus 4 Credit Union FK/A Houston Postal Credit Union (“HPCU”).  The Company, through its wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement.  HPCU and the Company have settled the dispute for $41,000.  The company will pay $5,000 upon signing of the document and a monthly payment of $1,000 per month through February 2009.  A balloon payment of $24,000 is due on March 1, 2009.  This settlement is secured by a $41,000 judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM. 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company was traded on the OTC Bulletin Board but due to late filings, it has been put on the Pink Sheets.  There were several mitigating circumstances which created this event and although the Company appealed the decision it was unable to immediately regain Bulletin Board status.  However after three on time filings the company can apply for re-listing on the Bulletin Board.  This document will represent the second on time filing since the Pink Sheet listing.  The company continues to maintain its fully reporting status.

The table below lists the high and low bid prices for each quarter of the last two fiscal years.

Bid Quotations*

Fiscal 2007:	Low	High
First Quarter	$0.010	$0.019
Second Quarter	0.007	0.018
Third Quarter	0.004	0.023
Fourth Quarter	0.009	0.014

Fiscal 2006:
First Quarter	0.06	0.10
Second Quarter	0.01	0.10
Third Quarter	0.01	0.09
Fourth Quarter	0.01	0.03

*These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and thus may not represent actual transactions.

Information Relating to the Company’s Voting Securities

Common Stock

Shares of Common Stock are the only voting securities of the Company.  Holders of the Common Stock are entitled to one vote on all matters presented to stockholders for each share registered in their respective names. As of March 28, 2008, there were 302,248,191 shares of Common Stock outstanding. The Series A and Series B Preferred Stock have no voting rights.

At December 31, 2007, there were approximately 514 holders of record of the Common Shares of the Company.

The Company has not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be retained to finance future growth.

Preferred Stock

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

Recent Sales of Unregistered Securities

From January 1, 2003 through December 31, 2007, the Company issued the following securities without registration under the Securities Act of 1933:

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

In February 2007, 8,757,443 shares of common stock were issued for advances and consulting fees at $0.02 per share totaling $175,148.

In February 2007, 3,000,000 shares of common stock were issued for legal services at $0.02 per share totaling $60,000.

In February 2007, 3,080,000 shares of common stock were issued for accounting services at $0.025 per share totaling $77,000.

In February 2007, 8,766,822 shares of common stock were issued for software development and support at $0.02 per share totaling $175,336.

In February 2007, 312,500 shares of common stock were issued for legal services at $0.04 per share totaling $12,500.

In February 2007, 1,000,000 shares of common stock were issued to a third party in consideration for accrued interest and extension of the maturity date of a $27,000 note payable that matured in May 2006. The note matures in December 2007.  Such shares of common stock were issued at par value and recorded at $0.02 per share totaling $20,000.

In June 2007, 5,000,000 shares of common stock were issued for payment of accrued salary for 2006 at $0.01 per share totaling $50,000.

In June 2007, 5,000,000 shares of common stock were issued to an employee at $0.01 per share for accrued salary totaling $50,000.

In June 2007, 5,500,000 shares of common stock were issued to an employee at $0.01 per share for accrued salary totaling $55,000.

In June 2007, 6,000,000 shares of common stock were issued to an employee at $0.01 per share for payment of accrued salary in the amount of $60,000.

In June 2007, 1,000,000 shares of common stock were issued to an employee at $0.01 per share for payment of accrued salary in the amount of $10,000.

In June 2007, 15,645,551 shares of common stock were issued for repayment of advances made to the company and for accrued salary totaling $156,455.

In June 2007, 650,000 shares of common stock were issued for payment of commissions to a consultant at $0.0096 per share in the amount of $6,260.

In September 2007, 812,500 shares of common stock were issued for legal services at $0.008 per share in the amount of $6,500.

In September 2007, 2,500,000 shares of common stock were issued for consulting and investor relations services at $0.008 per share in the amount of $20,000.

In September 2007, 9,350,152 shares of common stock were issued for advances and consulting fees at $0.01 per share in the amount of $93,501.

In September 2007, 5,903,840 shares of common stock were issued for software development and support at $0.008 per share in the amount of $47,231.

In September 2007, 200,000 shares of common stock were issued for accounting services at $0.008 per share in the amount of $1,600.

In September 2007, 3,000,000 shares of common stock were issued for consulting fees at $0.008 per share in the amount of $24,000.

Subsequent Sales of Unregistered Securities

Subsequent to year end, the Company issued 34,732,953 shares of common stock for services performed prior to December 31, 2007. These transactions were recognized as accrued expenses as of December 31, 2007. 6,500,000 shares were also issued subsequent to year end for services performed during 2008.

In January 2008, 2,951,920 shares of common stock were issued as a final payment for the software purchase at $0.01 per share totaling $295,192.

In January 2008, 2,000,000 shares of common stock were issued to an employee for services rendered to the company at $0.01 per share totaling $20,000.

In January 2008, 500,000 shares of common stock were issued for consulting services rendered to the company at $0.01 per share totaling $5,000.

In January 2008, 3,500,000 shares of common stock were issued for consulting fees at $0.01 per share totaling $35,000.

In January 2008, 200,000 shares of common stock were issued for the payment of accounting fees at $0.01 per share totaling $2,000.

In February 2008, 800,000 shares of common stock were issued for payment of a note in the amount of $8,000 at $0.01 per share totaling $8,000..

In February, 2008, 10,000,000 shares of common stock were issued at $0.025 per share for payment of accrued salary for the year ended 12/31/2007 totaling $250,000.

In February, 2008, 9,409,533 shares of common stock were issued at $0,01per share for re-payment of working capital advances during 2007 totaling, $94,095.

In February, 2008, 5,000,000 shares of common stock were issued at $0,025 per share for payment of accrued salary for the year ended 12/31/2007 totaling, $125,000

In February, 2008, 200,000 shares of common stock were issued at $0.01 per share for accounting services totaling, $2,000.

In February, 2008, 1,500,000 shares of common stock were issued at $0.01 per share for consulting services $15,000.

In February, 2008, 5,000,000 shares of common stock were issued at $0.01 per share for consulting services totaling, $50,000.

In February, 2008, 171,500 shares of common stock were issued at $0.01 per share for sales commissions totaling, $1,715.

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

Since the end of 2007, the Company has entered the water purification industry and will aggressively pursue this business during 2008.  Management believes that there is potential opportunity in this field and it has taken several steps to finalize a number of transactions which will potentially change the liquidity and capital of the Company. The new relationships which have been created include several foreign governments, domestic government agencies, partnerships with United Nations groups and humanitarian organizations. The Company has entered into a joint venture with a soil remediation company and considers this an additional opportunity to generate substantial revenue.  The results of these endeavors will not be realized until the second or third quarter of 2008.

 Management's Discussion and Analysis or Plan of Operations should be read in conjunction with the Audited Consolidated Financial Statements and related notes. The results of operations for the period ended December 31, 2007 are not necessarily indicative of operating results expected for future reporting periods.

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

Revenues

Product Sales:

For the year ended December 31, 2007 revenues from product sales increased by 67%, or $36,118 as compared to the same period a year ago, primarily because the Company elected to broaden its hardware distribution capabilities and protect itself against a concentration with one hardware manufacturer.  In addition, the Company believed that it could (and, in fact did) find a device which was less expensive to purchase.  As a result additional testing and software/firmware changes were necessary.

Other Income:

For the year ended December 31, 2007 revenue from sources categorized as other income decreased by 100%, or $9,350 as compared to the same period a year ago, primarily due to:

•

A decrease in interest income of $8,450 or 100%, primarily resulting from a reduction of interest; and

•

income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools; and

•

A decrease in other income of $900 resulted from auto sales no longer available to the Company.

Cost of Sales

Product Sales:

For the year ended December 31, 2007 cost of product sales decreased by 15%, or $7,339 as compared to the same period a year ago, primarily due to a decrease in the purchase of product while the Company expanded, developed and tested its new devices as described above.

Operating Expenses:

Operating expenses for the year ended December 31, 2007 decreased by $1,268,489, or 52% as compared to the same periods a year earlier primarily due to:

•

Interest Expense decreased by $7,563 for the year ended December 31, 2007 as compared to the same period a year earlier mainly attributed to the decreased borrowing by the company to support its working capital needs and the settlement of debt from issuances of common stock;

•

Compensation and benefits decreased by $415,775 for the year ended December 31, 2007 as compared to the same period a year earlier primarily due to a decrease in staff and related benefits;

•

Office, occupancy and equipment decreased by $26,970 for the year ended December 31, 2007 as compared to the same period a year earlier primarily due to a decrease in rent and associated rent expense as a result of moving to less expensive space in Dallas, Texas;

•

Professional fees decreased by $330,790 for the year ended December 31, 2007 as compared to the same period a year earlier primarily due to decreased needs related to legal counsel, accounting fee requirements, and consulting fees mostly related to SEC compliance;

•

Loan Servicing expenses decreased by $8,613 for the year ended December 31, 2007 as compared to the same period a year earlier primarily due to a direct result of the Company's sale of a significant portion of the finance receivables portfolio and its termination of the servicing of loan pools with various credit unions;

•

Depreciation and amortization expense decreased by $157,462 for the year ended December 31, 2007 as compared to the same period a year earlier due to a partial year of amortization of capitalized software costs as compared to 2006 which included a full year of amortization on separate software costs;

•

The Company incurred a decrease in product development costs of $160,791 during the year ended December 31, 2007 because the major product development costs were incurred when the systems and technology were in their initial start-up phase. During 2006, changes were made as the new devices came on-line but the costs of this enhancement was not as great as the earlier development.  The Company was able to use the technology they developed in 2005 as a base for the 2006 enhancements;

•

The Company recognized a gain in decrease of provision for loan losses of $15,218 for the year ended December 31, 2007 as compared to the same period a year earlier since no loan loss reserve was required due as the Company has exited the automobile financing industry.

Other expenses net of other income decreased by $608,417 for the year ended December 31, 2007 as compared to the same period a year earlier primarily due to impairment of intangible assets decreased by $624,433 for the year ended December 31, 2007 as compared to the same period a year earlier due to no further impairment of capitalized software development costs.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $1,137,717, and net losses of $1,055,036 for the year ended December 31, 2007. In 2007, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from:  issuances of additional common stock; notes payable; vendor financing; and proceeds from the sale of tracking devices and airtime.

In March 2007, the Company obtained $95,000 under a note payable bearing interest at 10% per annum from Monet Acquisition, LLC.   The funds were for additional consideration related to sale of subsidiaries. The note matures in April 2008.  The proceeds were utilized for working capital.

In July 2007, the Company obtained $7,975 under a note payable from a related party.  The holder has the option to convert the note to common stock of the Company.  The note matured in November 2007.  The note is unsecured.   The proceeds were utilized for working capital.

In October 2007, the Company obtained $15,000 under a note payable bearing interest at 12% per annum from a third party.  The holder has the option to convert the note to common stock of the Company.  The note matures in July 2008.  The note is unsecured.  The proceeds were utilized for working capital.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year Ended December 31,
	2007	2006

Cash provided by (used in):
Operating activities	$(23,984)	$(78,027)
Investing activities	-	-
Financing activities	22,975	$77,093

Decrease in cash	$(1,009)	$(934)

Net cash used in operating activities for the year ended December 31, 2007 decreased to $23,984 from cash used in operations of $78,027 for the year ended December 31, 2006. The decrease is essentially comprised of the following specifics:

•

Accounts payable and other accrued expenses decreased by $992,873 primarily due to the settlement of certain liabilities through the issuance of common stock;

•

Depreciation and amortization expense decreased by $157,462 due to a full year of amortization of capitalized software in 2006 versus one quarter of new software amortization during 2007;

•

The net loss decreased by $1,911,013 from the prior year.

Net cash provided by investing activities was $0 for the year ended December 31, 2007 was consistent with cash provided by investing activities of $0 for the year ended December 31, 2006

Net cash provided by financing activities was $22,975 for the year ended December 31, 2007 compared to cash provided by financing activities of $77,093 for the year ended December 31, 2006. The Company received proceeds of approximately $22,975 from the issuance of notes payable during 2007. For the year ended December 31, 2006, the Company received $127,000 from notes payable and made $49,907 in principal payments on long term debt.

Market for Common Stock; Volatility of Prices

There has been a significant increase in the public trading market for Common Shares of the Company. There can be no assurance that a regular trading market for the Common Shares will stay at this level.  Management believes that this trading volume is a result of the development of the Company’s new business segment, water purification. The market price of the Common Shares could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of operations of the Company or other companies in the GPS tracking and water purification industries, changes in conditions affecting the economy generally, analyst reports, general trends in industry, and other political or socioeconomic events or factors.

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

Intangible Assets:

Software development costs, recorded at cost, are amortized over five years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," comparing projected undiscounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company determined that impairment existed at December 31, 2006 and recorded such loss on the statement of operations.

Stock-Based Compensation:

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments , (SFAS No. 123(R)) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan.  In accordance with SFAS No. 123(R), shares issued are recorded based on grant-date fair value.

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to the information from what was disclosed in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006 and the Company’s quarterly reports on Form 10QSB for periods ended September 30, 2007, June 30, 2007 and March 31, 2007. Refer to the Company’s December 31, 2006 annual report on Form 10-KSB and quarterly reports on Form 10QSB for periods ended September 30, 2007, June 30, 2007 and March 31, 2007 for information regarding quantitative and qualitative disclosures about market risk.

ITEM 7. FINANCIAL STATEMENTS

The following audited consolidated financial statements are attached to and filed as part of this report (please see pages 25-44):

•

Consolidated Balance Sheets for the Years Ended December 31, 2007 and 2006;

•

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006;

•

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006;

•

Consolidated Statement of Changes in Shareholders' Equity (Deficit) For the Years Ended    December 31, 2007 and 2006; and

•

Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

HSNI’s Chief Executive Officer and President, have evaluated the effectiveness of the Company's "disclosure controls and procedures"(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on that evaluation, the Company’s Chief Executive Officer and President have identified the following material weaknesses:

•

Lack of documentation of internal controls;

•

Lack of certain internal controls related to the identification of contractual obligations;

•

Lack of internal controls related to the timely communication of all transaction details to those responsible for the accounting process;

•

Lack internal controls and procedures to ensure timely and appropriate review of accounting detail and financial information;

•

Lack of certain internal controls over period-end reporting related to the identification of significant transactions; primarily equity transactions, and accounting for them in the proper periods;

•

Less than adequate staff to prepare financial footnotes in accordance with generally accepted accounting principles; and

•

The Company has no formally documented internal control procedures.  For controls in place, there is no consistent oversight to identify errors in financial reporting.  Thus, this results in errors in the preliminary unaudited financial statement balances on a consistent basis.

The Company has undertaken a review of its disclosure, financial information and internal controls and procedures. The Company believes the appropriate direction which it has taken is as follows:

•

The Company has augmented, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting;

•

A process has been established whereby accounting and operational personnel and an executive management member collectively determine the appropriate accounting and disclosure review of material agreements; and

•

The Company has instituted regular quarterly meetings to review each department's significant activities and respective disclosure controls and procedures.

The Chief Executive Officer and the Chairman believes these actions have and will further strengthen the internal controls of the Company. Although not yet accomplished, the Company is committed to augment, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting.

ITEM 8B. OTHER INFORMATION

In January of 2008, the company filled a vacancy on its Board of Directors.  The company appointed Joseph Battiato as a director and chairman of the board of directors.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Members of the Board of Directors are elected to serve until the next annual meeting or until their successor is elected and qualified. As of March 28, 2008, the date of the next annual meeting has not been selected. The Company presently contemplates that should a 2008 Annual Meeting of Shareholders be held, the newly elected Directors will hold a regular annual meeting of the Board of Directors. If a regular meeting is not held, the Directors will sign a unanimous consent in lieu of holding the meeting and will re-elect certain current officers and add new officers and directors for the coming year.

The Executive Officers and Directors of the Company as of March 28, 2008 are:

NAME

AGE

POSITION

DIRECTOR SINCE

Peter Ubaldi

62

Chief Executive Officer

2004

President, Principal Accounting

Officer and Director

Joseph Battiato

51

Director and Chairman

2008

Roy Pardini

63

Executive Vice-President

2006

And Director

Peter Ubaldi.  Mr. Ubaldi has worked in the finance industry for thirty-six years. Mr. Ubaldi began his career with a major CPA firm and has since specialized in various finance-related industries as an investment banker and executive manager. Mr. Ubaldi has extensive experience with major banking institutions, as well as specialty finance and equipment leasing companies. Mr. Ubaldi had been the comptroller of one of the countries first publicly traded auto and equipment leasing companies.

Joseph Battiato. Mr. Battiato has over 34 years experience in the financial industry and capital markets.  He is a principal in Ellington Management Group, where he is responsible for the acquisition, valuation and surveillance of whole loan mortgages and mortgage-backed transactions.  He previously served as president of Riverside Professional Services a consulting firm providing assistance during mergers and acquisitions.  Prior to that, Battiato was president of Aegis Consumer Funding Group where he supervised all aspects of business operations and SEC compliance.

Roy Pardini.  Mr. Pardini has in excess of 35 years experience in the marketing and sales of various products and services to both consumers and commercial businesses.  Before joining the Company 10] years ago, Mr. Pardini was divisional vice president for a national multi-billion dollar retail sales company. Mr. Pardini has extensive experience in the automotive industry and was able to initially develop the Company’s entry in that industry for its GPS products.  Mr. Pardini over the years has provided funding for the Company.

On January 22, 2007 the Board of Directors accepted the resignation of Charles Norman from his position as CEO. Upon termination Mr. Norman was issued 5,000,000 shares of common stock.  In January of 2008 Mr. Norman resigned from the Board of Directors of the Company and was replaced by Joseph Battiato.

Indemnification of Directors and Officers

Subject to and subsequent to an appointment or election as an officer or director, the Company provides contractual indemnification.

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

The Company is still undergoing several changes to its structure and operating procedures.  It has entered into an industry with products and services of global significance; water purification. For this reason the Company has not completed the adoption of a code of ethics but as soon as it is practical will be posted on the Company’s web site.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (10% owners) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. During preparation of this filing, we discovered that the reports required by Section 16(a) were not filed in connection with the securities issuances to our officers and directors during fiscal 2007.

Audit Committee

During the 2007 fiscal year, our Board of Directors performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. Generally, nominees for directors are identified and suggested by the members of the board or management using their business networks. The board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for each of the last three fiscal years, compensation paid by the Company in common stock for its Chief Executive Officer, President and Executive Vice-President. None of the next highly compensated officers serving on December 31, 2007 received more than $100,000 for fiscal 2007.

Long Term Compensation

Name/Principal	Fiscal Year	Annual Compensation		Awards and Payouts
Position		Salary	Bonus	Stock	Options	LTIP
				Awards	SARs

Peter Ubaldi

CEO & President	2007	$250,000	--	--	--	--

CFO & President	2006	$250,000	--	--	--	--

CFO & President	2005	$256,000	--	--	--	--
Roy Pardini
Executive VP	2007	$125,000	--	--	--	--

In May 2004, (amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Peter Ubaldi. The Agreement provided that Mr. Ubaldi should serve as the President of HSNI to January 1, 2007.  In January of 2007, Mr. Ubaldi’s Employment Agreement was extended for an additional two years and he will continue to serve as President and as a member of the Board, as well as the Company’s CEO.  As payment for services, HSNI agrees to pay Mr. Ubaldi, as the President, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of HSNI’s Board of Directors, of cash, stock or other valid forms of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months of base salary as shall exist at the time of such termination. Upon the resignation of Mr. Norman, Mr. Ubaldi was appointed by the Board of Directors to CEO.

In January 2007, the Company entered into an Employment Contract with Roy Pardini.  Mr. Pardini will be paid a base salary of $125,000 per year and be eligible to receive bonuses from time to time at the discretion of the Board of Directors of the Company.  The term of the contract is for two years with a renewal term as agreed upon by the Company and Mr. Pardini.  Mr. Pardini is currently serving on the Board of Directors of the Company for no additional compensation. Mr. Pardini has served in various executive capacities with the Company since 2000.  His background was focused on sales and marketing while with HSNI in its present business and previously in the auto finance industry.  Mr. Pardini is a stockholder and has from time to time provided capital to the Company.

Compensation Committee

We currently do not have a compensation committee of the board of directors. However, the board of directors may establish a compensation committee once the company is no longer in its development stage, which would consist of inside directors and independent members. Until a formal committee is established, our Board of Directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans

Stock Plan

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expired on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of December 31, 2007, 1,990,289 shares had been exercised and issued under the Plan.

On November 8, 2006, the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc., a Nevada Corporation, and any Affiliated Corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There are a total of 15,000,000 common shares in the Plan.  As of December 31, 2007, 12,600,000 shares had been issued under the Plan.

Compensation of Directors

No Directors fees were paid during fiscal 2007 or 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of December 31, 2007, concerning the beneficial ownership of Common Stock by all Directors and nominees, officers, all Directors and officers of the Company, as a group, and each person who beneficially owns more than 5% of the 261,015,238 outstanding shares of Common Stock, $.001 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated;

Name of Beneficial Owner (1)	Number of Shares	Percent of Class(2)
AutoCorp Acquisition Partners (1)	24,131	0.0001%
Charles Norman (1)	26,815,422	10.27%
Peter Ubaldi, CEO and Director (1)	35,833,049	13.72%
Smith Street Holdings	16,507,476	6.34%
Blaise Zampetti, Senior Vice President	7,640,476	2.92%
Michael R. Dumont and Terry Dumont	15,600,000	5.97%
Roy Pardini, Vice-President of Sales	21,099,128	8.08%
Beneficial Owners as a Group	115,855,075	44.38%
Directors and Executive Officers as a Group	64,572,653	24.73%

1.  Charles Norman and Peter Ubaldi each own a 50% interest in AutoCorp Acquisition Partners.  AutoCorp Acquisition Partners as a company does not have a common equity position in HSNI but holds 4,086,856 shares of Series A Preferred Stock and 1,621,642 shares of Series B Preferred Stock. The preferred shares, however, reside in the name of AutoCorp Acquisition Partners.  The Series A shares are convertible into Common Shares on a 10-for-1 basis at any time at the option of the holder. The Series B stock pay non-cumulative dividends at the rate of 5% per year; have a liquidation preference of $14.64 per share; have no voting rights, sinking fund provisions or redemption rights; and are convertible into Common Shares on a 1-for-1 basis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated there under require that directors and executive officers of the Company and beneficial owners of greater than 10% of the Company's Common Stock file various reports with the Securities and Exchange Commission.

The Company does not file on these individuals’ behalf and solely reviews reports furnished to HSNI. The Company has reviewed its files with respect to fiscal 2007. The following persons failed to file timely or did not file a Form 3, Form 4 or Form 5 within fiscal year 2007: Charles Norman; and Peter Ubaldi.

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

Rodwell Software Systems, Inc.

The Company entered into an agreement dated April 16, 2007 with Rodwell Software Systems, Inc. (“RSSI) regarding the Company's acquisition of all of the systems, software, data and technology developed by RSSI for the Company being used in the operation of its GPS tracking division.  The Company had been operating this system which they helped developed under a licensing agreement with RSSI since the Company entered the GPS industry.  The company issued to RSSI 5,903,840 shares of R-144 common stock prior to year end and an additional 2,951,920 shares subsequent to year-en.  RSSI also received as payment an option to acquire an additional 4,583,640 shares of R-144 common stock at $0.001 per share after the Company’s stock is trading for a period of 30 days at an average above $0.10 per share.

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

On May 24, 2007, the Company contributed 100% of the outstanding stock in its subsidiaries, American Finance Company (“AFCO”) and 100% of the outstanding stock of Autocorp Financial Services Corp. (“ACFS”) to AFCO Receivables Funding Corp (“AFCORF”).  After this reorganization, the Company sold 90% of its stock to Monet Acquisition, LLC.  The Company issued a Promissory Note in the amount of $95,000 at an interest rate of 10% per annum to Monet.  This loan from Monet is personally guaranteed by the President and CEO of the Company, Peter Ubaldi.

For other related party transactions see Financial Footnotes 10, 12, and 13.

ITEM 13. EXHIBITS

Exhibit Index

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit Number	Exhibit Description
3.1	Amendments to Articles of Incorporation (incorporated by reference to Exhibit C of HSNI’s February 7, 2005 DEF 14C).
10.1	Acquisition Agreement (incorporated by reference to Exhibit 2.1 of HSNI’s August 31, 2004 8-K).
21.1	List of Subsidiaries (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of President and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT FEES

BKR Cornwell Jackson were our auditors for the fiscal year ended December 31, 2007 and for the three quarters ended September 30, 2007.

Fees for audit services totaled approximately $65,000 and $65,000 in 2007 and 2006, respectively. There were no audit related tax, or other fees paid to the Company’s independent registered public accounting firm.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICY AND PROCEDURES

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee.  During fiscal year 2007, the Board of Directors  adopted  policies  and  procedures  for the pre-approval of audit and non-audit  services  for  the  purpose  of  maintaining  the independence of our independent  auditors.  We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At  the  time  such  pre-approval  is  granted,  the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that  management  will  not  be  called  upon  to  make judgment as to whether a proposed  service  fits  within  the  pre-approved  services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may  not  be  exceeded  without obtaining further pre-approval under the policy.

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

/s/ PETER UBALDI
Peter Ubaldi
President and Chief Executive Officer

Dated: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Peter Ubaldi Peter Ubaldi	Chief Executive Officer & Director and President	April 14, 2008

/s/ Joseph Battiato	Director and Chairman	April 14, 2008
Joseph Battiato

/s/ Roy Pardini	Director	April 14, 2008
Roy Pardini

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Homeland Security Network, Inc.

We have audited the accompanying consolidated balance sheets of Homeland Security Network, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeland Security Network, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has suffered losses from operations, incurred negative cash flows from operations, and has a shareholders’ deficit at December 31, 2007 and 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 5.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ BKR Cornwell Jackson

Plano, Texas

April 15, 2008

HOMELAND SECURITY NETWORK, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

Current Assets:
Cash	$833	$1,842
Accounts Receivable – related parties, net of allowances of $133,250 and $133,250, respectively	8,793	-
Inventories	29,800	-

Total current assets	39,426	1,842

Property, plant and equipment, net of accumulated depreciation of $50,360 and $44,365, respectively	1,311	13,374
Capitalized software, net	110,848	-
Deferred charges and other assets:
Other long-term assets	1,124	-

Total other assets	113,283	-

Total assets	$152,709	$15,216

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	$1,279,693	$1,492,609
Accounts payable and accrued liabilities to related parties	905,345	1,348,724
Notes payable to related parties	1,149,366	1,371,009
Amounts payable to credit unions	80,032	80,032
Line of credit	166,085	166,085

Total current liabilities	3,580,521	4,458,459
Commitments and contingencies
Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 261,015,238 and 175,536,430 shares issued and outstanding	261,016	175,537
Additional paid-in-capital	21,872,833	19,887,845

Accumulated deficit	(25,518,651)	(24,463,615)

	(3,028,072)	(4,043,503)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)

Total Stockholders’ deficit	(3,427,812)	(4,443,243)

Total liabilities and stockholders’ deficit	$152,709	$15,216

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006
Revenues:
Net Product Sales – related parties and other	$90,378	$54,260
Cost of goods sold	43,007	50,346

Gross Margin – Product Sales	47,371	3,914

Interest income – finance receivables	-	8,450
Other Income	-	900

Other Income	-	9,350

Gross Margin	47,371	13,264

Expenses:
Interest expense	175,572	183,135
Compensation and benefits	612,041	1,027,816
Office occupancy and equipment	69,046	96,016
Professional and consulting fees	232,646	563,436
Loan servicing	-	8,613
Depreciation and amortization	11,829	169,291
Product development expense	-	160,791
Provision for loan loss	-	(15,218)
Marketing expense	129	-
Other operating expense	83,825	126,447
Bad debt expense	-	133,250

Total expenses	1,185,088	2,453,577

Loss from Operations	$(1,137,717)	$(2,440,313)

Other income (deductions):
Other Income	16,535	8,046
Forgiveness of Debt	85,059	90,651
Impairment of Intangible Asset	-	(624,433)
Loss on Assets	(18,913)	-
Interest Expense (See Note 15)	-	-

Total other income (deductions)	82,681	(525,736)

Net loss	$(1,055,036)	$(2,966,049)

Net loss per share, basic and diluted	$(0.005)	$(0.02)

Weighted average shares outstanding, basic and diluted	225,972,306	174,142,526

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,055,036)	$(2,966,049)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Gain on sale of assets	-	-
Depreciation and amortization	11,829	169,291
Bad debt expense	-	133,250
Impairment of intangible asset	-	624,433
Loss on disposal of fixed assets	18,913	-
Common stock issued for commissions	6,260	-
Common stock issued for services and compensation	57,019	189,626
Common stock issued for interest expense	68,934	-
Forgiveness of debt	(85,059)	(91,548)
Changes in:
Accounts receivable	(8,793)	10,482
Inventories	(29,800)	-
Other current assets	-	1,055
Other assets	(1,124)	7,635
Accounts payable and other accrued expenses	992,873	1,843,798
Principal payments collected on consumer loans	-	-

Net cash used in operating activities	(23,984)	(78,027)

Cash flows from financing activities:
Principal payments of long-term debt	-	(49,907)
Proceeds from notes payable	22,975	127,000

Net cash provided by financing activities	22,975	77,093

Net decrease in cash	(1,009)	(934)
Cash beginning of the year	1,842	2,776

Cash end of the year	$833	$1,842

Supplemental disclosure of cash flow information:
Noncash activities:
Stock issued for acquisition of fixed assets	$845	$-
Stock issued for acquisition of capitalized software	$23,615	$-
Stock issued for debt conversion	$339,618	$-
Stock issued for settlement/repayment of accrued expenses	$1,480,662	$25,000
Conversion of payable to a note	$95,000	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Deficit)

For the Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-In Capital	Preferred Stock – Series A
	Shares	Amount		Shares	Amount
Balance at December 31, 2005	171,123,930	$171,124	$19,677,632	4,086,856	$4,087
Common stock issuances	4,412,500	4,413	210,213	-	-
Net loss	-	-	-	-	-

Balance at December 31, 2006	175,536,430	$175,537	$19,887,845	4,086,856	$4,087
Common stock issuances	85,478,808	85,479	1,984,988	-	-
Net loss	-	-	-	-	-

Balance at December 31, 2007	261,015,238	$261,016	$21,872,833	4,086,856	$4,087

	Preferred Stock – Series B		Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance at December 31, 2005	1,621,642	$352,643	1,817,000	(399,740)	$(21,497,566)	$(1,691,820)

Common Stock issuances	-	-	-	-	-	214,626
Net Loss	-	-	-	-	(2,966,049)	(2,966,049)

Balance at December 31, 2006	1,621,642	$352,643	1,817,000	(399,740)	$(24,463,615)	$(4,443,243)

Common Stock issuances	-	-	-	-	-	2,070,467

Net Loss	-	-	-	-	(1,055,036)	(1,055,036)

Balance at December 31, 2007	1,621,642	$352,643	1,817,000	(399,740)	$(25,518,651)	$(3,427,812)

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information (i) for the year ended December 31, 2007; and (ii) for the year ended December 31, 2006.

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

For revenues relating to the sale of wireless communication service, subscriptions are recognized over the life of the contract.  The term of service contracts offered range from 1 to 36 months and are generally payable in full, however, some submit monthly fees through electronic fund transfers upon activation of the related unit or renewal of a previous service contract.

Accounts Receivable

Accounts receivable relating to the Company’s tracking device segment consist of payments due from wholesalers of the products. In the normal course of business, the Company monitors the financial condition of the Company’s customer base; accordingly, the Company has recorded a provision for uncollectible accounts as of December 31, 2007 and 2006, of $133,250 and $133,250, respectively.  The account deemed uncollectible relates to an individual customer for which the Company has a note payable outstanding to an affiliated entity of the customer with a principal balance of $141,875 and $141,875 as of December 31, 2007 and 2006, respectively.  As the note payable terms do not have a right of offset, the Company has reserved the balance in full in accordance with its own accounting policies; however, the Company believes it has a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

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

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of December 31, 2007.

Recently issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin No. 51 (“SFAS 160), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company beginning January 1, 2009. As the Company does not hold any noncontrolling interests, it believes the impact of adopting SFAS 160 will not have a material effect on its consolidated statement of earnings, financial condition, and statement of cash flows or earnings per share.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company on a prospective basis for business combinations for which the acquisition date is on or subsequent to the reporting period beginning January 1, 2009. As the Company does not have any acquisition plans, it believes the impact of adopting SFAS 141 will not have a material effect on its consolidated statement of earnings, financial condition, and statement of cash flows or earnings per share.

Note 3.  Divestiture of Subsidiary

On September 26, 2006, the Company entered into an agreement to sell 80% of the total issued and outstanding common stock of its wholly-owned subsidiary Pacific Auto Group, Inc. ("PAG") pursuant to a Stock Purchase Agreement by and between Homeland Security Network, Inc. and Monet Acquisition, LLC, a Delaware limited liability company. The Company agreed to indemnify Monet against any contingent liabilities of PAG and return 20% of the entity that could potentially have value in the future depending on the buyer’s future action with the entity in consideration of the stock purchase. Pacific Auto Group, Inc. will be operated and controlled totally independent of HSNI; however, it is the intention of HSNI to distribute the remaining 20% of the outstanding common stock of PAG that HSNI owns to its stockholders as a dividend.

On May 24, 2007, the Company contributed 100% of the outstanding stock in its subsidiaries, American Finance Company (“AFCO”) and 100% of the outstanding stock of Autocorp Financial Services, Inc. (“ACFS”) to AFCO Receivables Funding Corp. (“AFCORF”).  After this reorganization, the Company sold 90% of its stock in ACORF to Monet Acquisition, LLC.  The Company also issued a Promissory Note in the amount of $95,000 at an interest rate of 10% per annum to Monet.  The loan from Monet is personally guaranteed by the President and CEO of the Company, Peter Ubaldi.

Note 4. Going Concern Uncertainty

The Company has incurred net losses in the years ended December 31, 2007 and 2006 and has had working capital deficiencies both periods.

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

	Years Ended December 31,
	2007	2006

Loss from operations	$(1,137,717)	$(2,440,313)
Other income (deductions)	82,681	(525,736)

Net loss	$(1,055,036)	$(2,966,049)

Note 5. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the years ended December 31, 2007 and 2006.  See Note 18 for common stock transactions subsequent to December 31, 2007.

Note 6. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at December 31, 2007 and December 31, 2006:

Description:	December 31, 2007	December 31, 2006
Furniture and office equipment	$49,486	$55,554

Software	2,185	2,185

	51,671	57,739
Less accumulated depreciation	(50,360)	(44,365)

Property and equipment, net	$1,311	$13,374

Note 7. Capitalized Software Costs

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

Capitalized software costs and accumulated amortization were as follows for the years ended December 31, 2007 and December 31, 2006. As of December 31, 2006, the Company determined that there was an impairment of its capitalized software costs due to insufficient cash flows from operations related to the software purchased in 2005. As of result, an impairment charge of $624,433 was recorded and was reflected in other expense for the year ended December 31, 2006.

	December 31, 2007	December 31, 2006
Software development costs	$116,682	$-
Less accumulated amortization	(5,834)	-

Capitalized Software, net	$110,848	$-

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount

2008	23,337
2009	23,337
2010	23,337
2011	23,337
2012	17,500
Total	$ 110,848

Note 8. Stock Plans

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expired on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of December 31, 2006, 1,990,289 shares had been exercised and issued under the Plan.

On November 8, 2006, the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc., a Nevada Corporation, and any affiliated corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 12,600,000 shares have been issued from the Plan as of December 31, 2007.

Note 9. Notes Payable to Related Parties

	December 31, 2007	December 31, 2006

Two notes payable to a Director of the Company. Both bear interest at 8% per annum. The notes matured in February 2007	286,874	286,874
In 2006, the Company obtained funds under a financing arrangement bearing interest at 7% per annum. This note matured in May 2006. The term of this note was extended until December, 2007	27,000	27,000
In 2006, the Company obtained funds under a financing arrangement bearing interest at 10% per year. The note matured in February 2007 and is convertible into shares of the Company’s common stock at a fixed rate.	100,000	100,000

In 2006, a note was established upon conversion of a trade payable balance to an interest-bearing loan.  The note bears interest at 8% per year and matured in June 2007. This note was convertible into shares of the

Company’s common stock at a fixed price. It was settled in conjunction with the issuance of common stock during 2007.	-	165,000
In 2005, the Company obtained funds under a financing arrangement bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term. This note matured in January 2007.	246,325	246,325

In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term. This note matured in April 2006.	141,875	141,875

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company has renegotiated with the executives and the parties have agreed to an extended term.	216,150	216,150

Note payable, unsecured, to a former Executive and current Director bearing interest at 6% per annum and matured in July 2006. The Company has settled this liability.	-	174,618

Note payable, unsecured, to a former Executive and current Director bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate terms.	13,167	13,167

Note payable to Monet Acquisition, LLC for additional consideration related to sale of subsidiaries. The note bears interest at a rate of 10% per annum and matures on April 25, 2008. It is personally guaranteed by the CEO.	95,000	-

Note payable to related party; proceeds used for working capital, due November 2007. The holder has the option to convert the note to common stock of the Company.	7,975	-

In September 2007, the Company obtained $15,000 under a financing

arrangement bearing interest at 12% per annum from a third party. The note is uncollateralized and the proceeds were utilized for working capital. This note is convertible into shares of the Company’s common stock at a fixed price.	15,000	-

	$1,149,366	$1,371,009

Note 10. Credit Union Participations

As of December 31, 2007, the Company no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) which resulted in a dispute over amounts due on the collection of auto finance contracts.  The Company arrived at a settlement with this credit union which calls for a total payment of $41,000 with a $5,000 initial payment and $1,000 per month until March 2009 at which time a balloon payment of $24,000 will be due.  This settlement is secured by a $41,000 judgment.

Note 11. Related Party Transactions

Rodwell Software Systems, Inc.

The Company entered into an agreement with Rodwell Software Systems, Inc. (“RSSI) regarding the Company's acquisition of all of the systems, software, data and technology developed by RSSI for the Company being used in the operation of its GPS tracking division.  The Company had been operating the system under a license agreement with RSSI since the Company entered the GPS industry.  The company issued to RSSI 5,903,840 shares of R-144 common stock prior to year end, an additional 2,951,920 shares subsequent to year-end and an option to acquire an additional 4,583,640 shares of R-144 common stock at $0.001 per share after the Company’s stock is trading for a period of 30 days at an average above $0.10 per share.

Certain revenues were derived from sales to related parties.

See also Note 10 and 13.

Note 12. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions.  The outstanding balance totaling $166,085 at December 31, 2007 is in default. However, the Company is presently negotiating revised payment terms with the lender.

In April 2007 the President and CEO of the Company provided a line of credit in the amount of $50,000 to the Company from Atlantic Financial Advisors, Inc (“AFA”), a Corporation which is 100% owned by him.  This line is used for the purchase of inventory of GPS hardware.  The interest and amortization paid by the Company to AFA is passed through to Lenders Funding (an unrelated company) of Fort Lee, New Jersey. The Company is responsible only for the amounts due to Lenders Funding for interest and principle and bank service fees incurred by AFA.

Note 13. Commitments and Contingencies

Employment Contracts

In May 2004, (amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Peter Ubaldi. The Agreement provides that Mr. Ubaldi shall serve as the President of HSNI through January 1, 2007. In January of 2007, the Company renewed Mr. Ubladi’s Employment Contract for an additional two years under the same terms and conditions as the original agreement.  At any time prior to the expiration of the Agreement, HSNI and Mr. Ubaldi may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Ubaldi, as the President, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of HSNI’s Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months’ of base salary as shall exist at the time of such termination.

In January of 2007 the Company entered into an employment with Roy Pardini to serve as its Executive Vice President.  The term of the contract is 2 years with a base salary of $125,000 per year.  As provided by the agreement, Mr. Pardini is eligible to receive bonuses from time to time at the discretion of the Board of Directors in stock, cash or other forms of compensation. Upon termination, Mr. Pardini shall be entitled to severance compensation in an amount equal to twenty-four months of base salary as shall exist at the time of termination.

Operating Leases

The Company currently leases office space in two locations.  The following table sets forth the Company’s commitment thereof.

Future minimum annual payments expected under the operating lease are as follows:

Year Ending December 31,	Amount
2008	$12,555
2009	13,485
2010	14,415

Total	$40,455

Note 15. Income Taxes

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

The components of income taxes are comprised as follows:

	December 31, 2007	December 31, 2006
Deferred
Federal	$(370,318)		$(980,524)
State	(41,146)		(144,195)

	(411,464)		(1,124,718)
Effect of Valuation Allowance	411,464		1,124,718

	$-	$

The difference between the U.S. Federal statutory rate and the Company's effective rate is:

	December 31, 2007		December 31, 2006
Federal statutory tax rate	(34%	)	(34%	)
Valuation allowance	34%		34%

Effective tax rate	-		-

Deferred tax assets are comprised of the following:

	December 31, 2007	December 31, 2006
Deferred Tax Summary
Net operating loss carry-forward	$12,002,775	$11,591,311
Provision for finance receivable losses	-	-

	12,002,775	11,591,311
Valuation allowance	(12,002,775)	(11,591,311)

	$-	$-

The net operating loss carry-forwards as of December 31, 2007 and 2006 are subject to certain loss limitations under IRS Section 382 regulations. The deferred tax summary set forth above does not reflect the effect of the IRS Section 382 limitation for the years ended December 31, 2007 and 2006.

Note 16.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

Note 17. Legal Proceedings

The Company, through its former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement.  Subsequent to December 31, 2007, HPCU and the Company have entered into a settlement agreement.  The Company is required to pay $5,000 upon signing of the document and a monthly payment of $1,000 per month through February 2009.  A balloon payment of $24,000 is due on March 1, 2009.  This settlement is secured by a $41,000 judgment.

In addition to the matter described above, the Company is involved in various legal actions and claims from time to time, which arise in the normal course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Note 18. Subsequent Events

Subsequent to year end, the Company issued 34,732,953 shares of common stock for services performed prior to December 31, 2007.  These transactions were recognized as accrued expenses as of December 31, 2007. 6,500,000 shares were also issued subsequent to year end for services performed during 2008.

In January 2008, 2,951,920 shares of common stock were issued as a final payment for the software purchase at $0.01 per share totaling $295,192.

On March 27, 2008, the Company entered into a joint venture agreement with Huma Clean of Palestine Texas.  Huma Clean is in the soil remediation industry and specializes in lake clean up and dredging, internationally.  HSNI will complement the technology used by Huma Clean with the use of their licensed product; Clear Blue 104.  The partnership will allow HSNI to acquire projects and add to the existing capabilities of Clear Blue.  HSNI has committed an initial funding to the first project in Juarez Mexico in the amount of $800,000.  HSNI has advanced the agreed upon first tranche of funds of $200,000.