Form 10-Q
period 2008-03-31
Homeland Security Network, Inc.
filed 2008-05-20
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-15216

HOMELAND SECURITY NETWORK, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	86-0892913
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7920 Beltline Road, Suite 770

 Dallas, Texas 75254

 (Address of principal executive offices)

(972) 386-6667

 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

Accelerated filer

☐

☐

Non-accelerated filer

Smaller reporting company

☐

☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 12, 2008 was: 307,248,191

HOMELAND SECURITY NETWORK, INC.

10-Q

TABLE OF CONTENTS

Part I

Part II

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

HOMELAND SECURITY NETWORK, INC.

10-Q

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$302,546	$833
Accounts receivable – trade	12,683	8,793
Accounts receivable from related parties	202,725	-
Inventory	25,328	29,800
Total current assets	543,282	39,426
Property, plant and equipment, net of accumulated depreciation	60,468	1,311
Capitalized software, net of accumulated amortization	105,013	110,848
Deferred charges and other assets:
Other long-term assets	1,124	1,124

Total assets	$709,887	$152,709

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$1,257,157	$1,279,693
Accounts payable and accrued liabilities to related parties	1,131,319	905,345
Notes payable to related parties	1,141,391	1,149,366
Amounts payable to credit unions	80,032	80,032
Line of credit	166,085	166,085
Total current liabilities	3,775,984	3,580,521
Commitments and contingencies
Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 302,248,191 and 261,015,238 shares issued and outstanding	302,248	261,016
Additional paid-in-capital	22,523,725	21,872,833
Accumulated deficit	(25,849,060)	(25,518,651)
	(2,666,357)	(3,028,072)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(3,066,097)	(3,427,812)
Total liabilities and shareholders’ deficit	$709,887	$152,709

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2008	2007

Revenues:
Sales	$21,573	$27,579
Cost of goods sold	7,429	28,253
Gross margin - product sales	14,144	(674)

Other income	1,538	-
Gross margin	$15,682	$(674)
Expenses:
Compensation and benefits	102,603	108,716
Office occupancy and equipment	8,963	14,784
Professional and consulting fees	130,000	22,563
Sales Development	65,640	-
Depreciation and amortization	5,966	1,589
Marketing expense	1,711	-
Other operating expense	4,794	11,276
Total expenses	319,677	158,928
Loss from Operations	$(303,995)	$(159,602)
Other income (loss):

Interest expense	(26,414)	(45,756)
Total other income (loss)	(26,414)	(45,756)

Net loss	$(330,409)	$(205,358)
Net loss per share, basic and diluted	$(0.001)	$(0.001)
Weighted average shares outstanding, basic and diluted	280,758,469	191,317,048

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(330,409)	$(205,358)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	5,967	1,589
Loss on disposal of fixed assets	-	-
Provision for loan loss	-	-
Common stock issued in lieu of interest	-	18,550
Common stock issued for services	150,000	-
Common stock issued for commissions	-	-
Gain on cancellation of debt	-	-

Changes in:
Accounts receivable – trade	(3,890)	-
Accounts receivable from related parties	(202,725)	-
Other assets	-	-
Accounts payable and other accrued expenses	107,887	186,725
Principal payments collected on consumer loans	-	-
Payments to credit unions	-	-
Inventory	4,472	-
Net cash provided (used) in operating activities	(268,698)	1,506
Cash flows from investing activities:
Capitalized software costs	-	-
Purchases of property and equipment	(59,289)	-
Net cash used in investing activities	(59,289)	-
Cash flows from financing activities:
Advances from related parties	629,700	-
Borrowings (repayment) under line of credit	-	-
Proceeds from notes payable	-	-
Net cash provided by financing activities	629,700	-

Net increase (decrease) in cash	301,713	1,506
Cash beginning of the quarter	833	1,842
Cash end of the quarter	$302,546	$3,348
Supplemental disclosure of non-cash financing activities:
Stock issued to settle related party advances and accrued expenses	$543,150	$501,435
Stock issued to settle note payable	$7,975	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information (i) for the three months ended March 31, 2008; and (ii) for the three months ended March 31, 2007.

Homeland Security Network, Inc., or “HSNI”, or “the Company”, without audit, has prepared the accompanying interim consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulation of the Securities and Exchange Commission for quarterly reports on Form 10-QSB. The consolidated financial statements include the Company’s accounts and those of its subsidiaries. All material inter-company balances have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of HSNI’s management, the consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended March 31, 2008 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

Revenue Recognition

The Company recognizes revenue principally on two types of transactions – sales of products and wireless communication service fees. The products sold and bundled in the product offering include a radio transmitter, hosted software, and a data transmission network.  Revenue arrangements are accounted for under EITF No. 00-21 since the company hosts the software and customers do not have the option to take possession of the software during the hosting period.   The Company believes the multiple deliverable arrangements meets the separate units of accounting criteria under paragraph 9 of EITF No. 00-21.  Accordingly revenue is recognized for the multiple deliverable arrangements as separate units of accounting since the radio transmitter can be used for purposes other than those associated with the service provided.  The units are manufactured for the Company by a subcontractor.  This subcontractor makes these units for other parties and they are sold with different programming.  The Company’s units could be reprogrammed by its customers and then could be used for other purposes.  The Company feels that this fact establishes that the delivered items should be recognized under the rules for separate units of accounting.  Accordingly the Company’s product meets the three criteria established in paragraph 9 as follows: 1) the delivered item has value on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered items, since many firms provide similar services on both universal and custom devices; and 3) there is no general right of return.

In accordance with guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB No. 104, Revenue Recognition, revenue is recognized when all of the following are met: (i) persuasive evidence of an arrangement exists, (ii) title and risk of loss have passed, (iii) delivery has occurred or the services have been rendered, (iv) the sales price is fixed or determinable and(v) collection is reasonably assured.

The Company generally recognizes revenue on products sales upon shipment, which is prior to the installation of the related products on the consumer’s vehicle or other valuable assets, since the company is not responsible for the installation of the product and the revenue recognized is not conditioned on the installation.  The Company’s policy is that there is no general right of return.

For revenues relating to the sale of wireless communication service, subscriptions are recognized over the life of the contract.  The term of service contracts offered ranges from 1 to 36 months and are generally payable in full, however, some submit monthly fees through electronic fund transfers upon activation of the related unit or renewal of a previous service contract.

Accounts Receivable

Accounts receivable consist of payments due from wholesalers of the tracking device products. In the normal course of business, the Company monitors the financial condition of the Company’s customer base. The Company has recorded a provision for uncollectible accounts of $133,250 as of 3/31/08 and 12/31/07.  The account deemed uncollectible relates to an individual customer for which the Company has a note payable outstanding to an affiliated company.  Although there is not a right of offset the Company believes that they will prevail with this offset in the event that the note payment is demanded.  However the Company has fully reserved for the balance in accordance with its own accounting policies.

Depreciation and Amortization

Furniture and equipment are carried at cost net of accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the assets.

Leasehold Improvements are carried at cost net of accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the life of the lease.

The Company capitalizes certain computer software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic life of the related software which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP-98-1.  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the applications development.  For the quarters ended 3/31/08 and 3/31/07 the Company capitalized $0 of expenditures relating to application development.

Goodwill and Intangible Assets

Goodwill and intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142").  Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment, or more frequently, if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable, or at least annually at December 31 of each year.  These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss.  The second step allocates the fair value of the reporting unit to the Company's tangible and intangible assets and liabilities.  This derives an implied fair value for the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess.  In the event that the Company determines that the value of goodwill or other intangible assets have become impaired, the Company will incur a charge for the amount of the impairment during the fiscal quarter in which the determination is made.

In a prior filing Form10KSB for December 31, 2006, the impairment of an asset, capitalized software, was classified in the income statement in the category of other expenses.   The expense relating to the impairment of this asset should have been included as part of income from continuing operations rather than other expenses.  The impairment expense for that period was $624,433.

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

Long-Lived Assets

HSNI accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group.

Investment in Joint Venture

In March 2008, the Company entered into a joint venture with HumaClean.  Under the terms of the agreement, the Company will share in 50% of the joint venture’s profits and losses.  Thus, the Company will account for this investment under the equity method of accounting.  Under the equity method of accounting, the carrying amount of the investment is increased to reflect the Company’s shares of the joint venture’s income and is reduced by its share of the joint venture’s losses.  As the joint venture was formed at the end of March 2008, there was no profit or loss to recognize during the first quarter of 2008.  The Company has advanced $200,000 to the joint venture, which is to be paid back out of the initial proceeds of the venture.  The Company has recorded this as an advance to a related party as of March 31, 2008.

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

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of March 31, 2008.

Recently issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  FAS 157 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin No. 51 (“SFAS 160), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company beginning January 1, 2009. As the Company does not hold any non-controlling interests, it believes the impact of adopting SFAS 160 will not have a material effect on its consolidated statement of earnings, financial condition, and statement of cash flows or earnings per share.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company on a prospective basis for business combinations for which the acquisition date is on or subsequent to the reporting period beginning January 1, 2009. As the Company does not have any acquisition plans, it believes the impact of adopting SFAS 141 will not have a material effect on its consolidated statement of earnings, financial condition, and statement of cash flows or earnings per share.

Note 3.  Divestiture of Subsidiary

On September 26, 2006, the Company entered into an agreement to sell 80% of the total issued and outstanding common stock of its wholly-owned subsidiary Pacific Auto Group, Inc. ("PAG") pursuant to a Stock Purchase Agreement by and between Homeland Security Network, Inc. and Monet Acquisition, LLC, (“Monet”) a Delaware limited liability company.  Monet agreed to indemnify the Company against any contingent liabilities of PAG and return 20% of the entity that could potentially have value in the future depending on the buyer’s future action with the entity in consideration of the stock purchase. Pacific Auto Group, Inc. will be operated and controlled totally independent of HSNI; however, it is the intention of HSNI to distribute the remaining 20% of the outstanding common stock of PAG that HSNI owns to its stockholders as a dividend.

On May 24, 2007, the Company contributed 100% of the outstanding stock in its subsidiaries, American Finance Company (“AFCO”) and Autocorp Financial Services, Inc. (“ACFS”) to AFCO Receivables Funding Corp. (“AFCORF”).  After this reorganization, the Company sold 90% of its stock in ACORF to Monet Acquisition, LLC.  The Company also issued a Promissory Note in the amount of $95,000 at an interest rate of 10% per annum to Monet.  The loan from Monet is personally guaranteed by the President and CEO of the Company, Peter Ubaldi. The consideration for the sale of the reorganized subsidiary was the $95,000 advance from Monet in exchange for a note with terms more favorable than the Company’s financial condition would have allowed at the time from other lending sources.  In addition, the Company  retained a 10% interest in the sold subsidiary.  Monet was willing to give the Company funding of $95,000 and a 10% carried interest because they intend to use the acquired subsidiaries to build businesses which they hope to register the shares for public trading in the future.

Note 4. Going Concern Uncertainty

The Company has incurred net losses in the three months ended March 31, 2008 and 2007 and has had working capital deficiencies both periods.

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

	For the Three Months Ended March 31,
	2008	2007

Loss from operations	$(303,995)	$(159,602)
Other income (deductions)	(26,414)	(45,756)

Net loss	$(330,409)	$(205,358)

Note 5. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the three months ended March 31, 2008 and 2007.

Note 6. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at March 31, 2008 and December 31, 2007:

Description:	March 31, 2008	December 31, 2007
Furniture and office equipment	$97,535	$49,485
Leasehold Improvements	11,239	-
Software	2,185	2,185

	110,959	51,670
Less accumulated depreciation	(50,491)	(50,359)

Property and equipment, net	$60,468	$1,311

Note 7. Capitalized Software Costs

The Company accounts for the development costs of software that is intended for sale in accordance with  AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the applications development.

During 2007 the Company acquired new software to operate and enhance its GPS systems.  The development costs of this software totaled $116,682; these costs were capitalized as of December 31, 2008. As of March 31, 2008, the Company determined that there is no impairment of these assets as management has projected, there will be sufficient future cash flows from operations related to this software acquired in 2007.

Capitalized software costs and accumulated amortization were as follows for the three months ended March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Software development costs	$116,682	$116,682
Less accumulated amortization	(11,669)	(5,834)

Capitalized Software, net	$105,014	$110,848

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount

2008	17,502
2009	23,337
2010	23,337
2011	23,337
Thereafter	17,501
Total	$ 105,014

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issue. The entire Plan expires on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of March 31, 2008, 1,990,289 shares had been exercised and issued under the Plan.

On November 8, 2006, the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc., a Nevada Corporation, and any Affiliated Corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 14,100,000 shares have been issued from the Plan as of March 31, 2008.

Note 9. Notes Payable

	March 31, 2008	December 31, 2007

Two notes payable to a Director of the Company. Both bear interest at 8% per annum. The notes matured in February 2007 and are due in full.	286,874	286,874
In 2006, the Company obtained funds under a financing arrangement bearing interest at 7% per annum. This note matured in May 2006.

The term of this note was extended until December, 2007 and is due in full.	27,000	27,000
In 2006, the Company obtained funds under a financing arrangement bearing interest at 10% per year. The note matured in February 2007 and is convertible into shares of the Company’s common stock at a fixed rate.	100,000	100,000

In 2005, the Company obtained funds under a financing arrangement bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. The Company has not received any additional funds under the proposed line of credit. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term. This note matured in January 2007 and is due in full.	246,325	246,325
In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term. This note matured in April 2006 and is due in full.	141,875	141,875
Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company has renegotiated with the executives and the parties have agreed to an extended term.	216,150	216,150
Note payable, unsecured, to a former Executive and current Director bearing interest at 6% per annum and matured in July 2006. The Company intends and expects to renegotiate terms.	13,167	13,167
Note payable to Monet Acquisition, LLC for additional consideration related to sale of subsidiaries. The note bears interest at a rate of 10% per annum and matures on April 25, 2008. It is personally guaranteed by the CEO.	95,000	95,000
Note payable to related party; proceeds used for working capital, which matured November 2007. The holder had the option to convert the note to common stock of the Company. The Company has settled this liability by converting it to shares at the holder’s option.	-	7,975

In September 2007, the Company obtained $15,000 under a financing arrangement bearing interest at 12% per annum from a third party. The note is uncollateralized and the proceeds were utilized for working capital. This note is convertible into shares of the Company’s common stock at a fixed price.	15,000	15,000

	$1,141,391	$1,149,366

Note 10. Credit Union Participations

As of December 31, 2007, the Company no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) which resulted in a dispute over amounts due on the collection of auto finance contracts.  The Company arrived at a settlement with this credit union which calls for a total payment of $41,000 with a $5,000 initial payment and $1,000 per month until March 2009 at which time a balloon payment of $24,000 will be due.  This settlement is secured by a $41,000 judgment and payments have been made on a timely basis.

Note 11. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions.  The outstanding balance totaling $166,085 at December 31, 2007 is in default. However, the Company is presently negotiating revised payment terms with the lender. The Company is discussing a settlement for substantially less than the outstanding balance with a payout which will extend the maturity date.  There has been no decision on the part of either party as to the amount, date and outcome of these discussions.

In April 2007 the President and CEO of the Company provided a line of credit in the amount of $50,000 to the Company from Atlantic Financial Advisors, Inc (“AFA”), a Corporation which is 100% owned by him.  This line is used for the purchase of inventory of GPS hardware.  The interest and amortization paid by the Company to AFA is passed through to Lenders Funding (an unrelated company) of Fort Lee New Jersey. The Company is responsible only for the amounts due to Lenders Funding for interest and principle and bank service fees incurred by AFA.  The total credit facility is $50,000.  AFA/Lenders Funding will advance 70% of the cost of the inventory and there is an amount outstanding today of $20,593, which is included in the Accounts payable and accrued liabilities to related parties balance.

Note 12. Advances to a Related Party

On March 27, 2008, the Company entered into a joint venture agreement with Huma Clean of Palestine, Texas.  Huma Clean is in the soil remediation industry and specializes in lake clean up and dredging, internationally.  HSNI will complement the technology used by Huma Clean with the use of their licensed product; Clear Blue 104.  The partnership will allow HSNI to acquire projects and add to the existing capabilities of Clear Blue.  HSNI has committed an initial funding to the first project in Juarez, Mexico in the amount of $800,000.  As of March 31, 2008, HSNI has advanced the agreed upon first tranche of funds of $200,000.

Note 13. Commitments and Contingencies

In July 2006, the Company entered into an equity line of credit agreement with eFund Small Cap Fund II, LP.  Under the terms of the agreement, eFund will be granted warrants to purchase 5,000,000 shares of the Company’s stock contingent upon the Company’s drawing down on the line of credit.  The agreement also provided that the Company was to issue 1,000,000 shares of stock upon execution of the agreement with an additional 4,000,000 shares to be issued as follows: 1,000,000 shares issuable upon the first Put; 1,000,000 shares upon the funding of $1,000,000 under the equity line, and 1,000,000 shares per each funding of $500,000

Employment Contracts

In May 2004, (amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Peter Ubaldi. The Agreement provided that Mr. Ubaldi should serve as the President of HSNI through January 1, 2007. In January of 2007, the Company renewed Mr. Ubladi’s Employment Contract for an additional 2 years under the same terms and conditions as the original agreement.  At any time prior to the expiration of the Agreement, HSNI and Mr. Ubaldi may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Ubaldi, as the President, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of HSNI’s Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months’ of base salary as shall exist at the time of such termination.

In January of 2007,  the Company entered into an employment with Roy Pardini to serve as its Executive Vice President.  The term of the contract is 2 years with a base salary of $125,000 per year.  As provided by the agreement, Mr. Pardini is eligible to receive bonuses from time to time at the discretion of the Board of Directors in stock, cash or other forms of compensation. Upon termination, Mr. Pardini shall be entitled to severance compensation in an amount equal to twenty-four months’ of base salary as shall exist at the time of termination.

Operating Leases

The Company currently leases office space in two locations:

•

7920 Belt Line Road, Suite 770, Dallas Texas 75254.  The lease commenced on October 15, 2007.  The first year’s rent is $12,555, the second year’s is, $13,485 and the third year’s is $14,415; and

•

140 Smith Street, 5th Floor, Keasbey New Jersey 08832. The sublease from a related party is for one year with two one year automatic renewals.  The annual rent is $108,000.  The lease commenced on March 1, 2008 and included a provision for two months of free rent.

•

In a prior period filing, Form 10-QSB for the quarter ended June 30, 2006, the Company did not reflect the rent expense, net of rent holidays, on a straight-line basis over the lease term.  The amount of the rent holiday was four months rent of $15,518.  This amount reduced the rent expense for the term of the lease.  The net rent expense for the forty (40) month term of the lease was $155,176 and should have been reported on a straight-line basis over the lease term.  Accordingly, the rent expense for the quarter should have been $39,441 instead of  $27,803

Future minimum annual payments expected under the operating lease are as follows:

Year Ending December 31,	Amount
2008	$84,555
2009	121,485
2010	122,415
2011	18,000

Total	$346,455

Note 14.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

Note 15.  Legal Proceedings

The Company, through its former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement.  Subsequent to December 31, 2007, HPCU and the Company entered into a settlement agreement.  The Company paid  $5,000 upon signing of the document and will pay a monthly payment of $1,000 per month through February 2009.  A balloon payment of $24,000 is due on March 1, 2009.  This settlement is secured by a $41,000 judgment.

In addition to the matter described above, the Company is involved in various legal actions and claims from time to time, which arise in the normal course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report.

We intend that our forward-looking statements be subject to the safe harbors created by the Exchange Act. The forward-looking statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” and other similar words and statements and variations or negatives of these words. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in this report filed with the Securities and Exchange Commission. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation by our company or any other person that the future events, plans or expectations contemplated by Homeland Security Network, Inc. will be achieved. We disclaim any intention or obligation to update or revise any forward-looking statements contained in the documents incorporated by reference herein, whether as a result of new information, future events or otherwise.

Overview

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

The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business. The Company intends `Homeland Security Network, Inc.' to be recognized as a provider of technology products and services for tracking and recovering valuable mobile assets.  The Company anticipates its new course of business will capitalize on rapidly emerging, largely under-served, GPS tracking markets. HSNI plans to serve the concerns and requirements of the individual consumer and corporations. HSNI predominantly targets markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. These markets could have a potential demand in excess of 100 million units in the United States, Canada and Mexico over the next decade. The Company expects to impact the GPS tracking industry with state-of-

the-art software, as well as with its ability to provide low cost tracking hardware, and its ability to offer a cost-effective data transmission fee. The Company's GPS products incorporate map tracking and trailing, geo-fencing alerts for designated parameter infringements, and the ability to control vehicle functions with voice commands from its customers’ web-enabled mobile phones or personal computers, via the company's internet website system software. The Company plans to continually enhance features.

In the fourth quarter of 2007, the Company began a second business segment. HSNI has secured distribution rights to a patented water restoration technology, which represents a substantial opportunity in the multi-billon dollar global water purification market.  The Company has proposed the use of its services in the United States and several foreign counties. The Company is in the process of changing its name to Global Ecology Corporation.  Management has decided that this new name will better reflect the new direction of the Company into various forms of environmental restoration.  A substantial part of the Company’s business will be conducted internationally and the new name will help establish this presence.

The Company has supported two events at the United Nations and  has sponsored a third  on May 2, 2008.  This dinner reception is part of the Company’s association with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations. In attendance were Ambassadors, Government Officials and entertainment celebrities.  Peter Ubaldi, President & CEO of the Company has been appointed as Chairman of IREO’s Water Restoration Committee.  The Company has proposed its remediation technology for Lake Rodrigo in Brazil as part of its expanding marketing efforts in Central and South America.

HSNI has entered into a joint venture with HumaClean, a Texas based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico and the next site has been designated as Monterey, Mexico.  The Company believes that revenue from these activities will begin to be recorded in the second quarter of 2008 and the first order of its processed soil has been received for in excess of $2,000,000.  The Company has agreed to advance $800,000 to the venture and this will be paid back before the year end.  As of 3/31/08 the Company had advanced $200,000 to the venture.  The terms of the pay-back call for the initial revenue to be used to repay the advance, however the Company at its discretion can allow a portion of the repayment to be left in the Venture for working capital.

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

The Company completed the purchase of the software which supports its GPS tracking technology from Rodwell Software Systems, Inc. (“RSSI”).  From the 1st quarter of 2005 until December of 2007, the Company had operated this system under a licensing agreement from RSSI; however, RSSI was issued a total of 8,855,760 shares of the Company’s common stock for this purchase. The total purchase price of the software was $116,682.

The purchase from RSSI provided the Company with technology products and support services for tracking and recovering valuable mobile assets.  HSNI's plan further incorporates engaging and developing strategic alliances with third party sale and installation entities and distributors that have a distinct sales and marketing presence in the automobile retail industry, and the commercial and government sectors. The Company expects these types of engagements to be particularly beneficial and anticipates the results of such alliances to create name recognition for the Company.

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

The Company has supported two events at the United Nations and  has sponsored a third  on May 2, 2008.  This dinner reception is part of the Company’s association with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations. In attendance were Ambassadors, Government Officials and entertainment celebrities.  Peter Ubaldi, President & CEO of The Company has been appointed as Chairman of IREO’s Water Restoration Committee.  The Company has proposed its remediation technology for Lake Rodrigo in Brazil as part of its expanding marketing efforts in Central and South America.

HSNI has also entered into a joint venture with HumaClean, a Texas based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico and the next site has been designated as Monterey, Mexico.  The Company believes that revenue from these activities will begin to be recorded in the second quarter of 2008 and the first order of its processed soil has been received for in excess of $2,000,000.

Ultimately, the Company expects this activity to become a major business segment contributing sustaining revenues.

Going Concern

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

Revenues for the Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

Product Sales

For the three months ended March 31, 2008, revenues from product sales decreased by 22%, or $6,006 as compared to the same period a year ago, primarily due to a decrease in activation revenue and sale of tracking devices.

Other Income

For the three months ended March 31, 2008, revenue from sources categorized as other income increased by 100%, or $1,538 as compared to the same period a year ago, primarily due to income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools.

Cost of Sales

For the three months ended March 31, 2008, cost of product sales decreased by 74%, or $20,824 as compared to the same period a year ago, primarily due to the decrease in the sale of tracking devices and their related costs.

Operating Expenses

Operating expenses for the three months ended March 31, 2008 increased by $160,749 or 101% as compared to the same period a year earlier primarily due to:

•

Compensation and benefits decreased by $6,113 for the three months ended March 31, 2008 as compared to the same period a year earlier primarily due to a decrease in accrued employee benefits expense;

•

Office, occupancy and equipment decreased by $5,821 for the three months ended March 31, 2008 as compared to the same period a year earlier primarily due to a decrease in rent and associated rent expense as a result of relocation and downsizing;

•

Professional fees increased by $107,437 for the three months ended March 31, 2008 as compared to the same period a year earlier primarily due to increased needs related to legal counsel, accounting services, and consulting services;

•

Depreciation and amortization expense increased $4,377 for the three months ended March 31, 2008 as compared to the same period a year earlier due to the amortization of capitalized software acquired in 2007;

•

The Sales development and marketing expenses increased $67,351 for the three months ended March 31, 2008 as compared to the same period a year earlier due to the Company entering the water purification industry and aggressively pursuing this business during 2008.  The Company utilizes the services of several consultants to establish business relationships which include several foreign governments, domestic government agencies, partnerships with United Nations groups and humanitarian organizations; and

•

Interest expense as an operating and other expense decreased by $19,342 for the three months  ended March 31, 2008 as compared to the same period a year earlier, primarily due to the settlement of debt from issuances of common stock.

•

Operating expenses for Form 10-KSB for 12/31/06 included interest expense of $144,322.  This amount should have been classified in other expenses.

Liquidity

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking various types of additional funding such as the issuance of additional common or preferred stock, additional lines of credit, or the issuance of subordinated debentures or other forms of debt will be pursued. The funding should alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $330,409 and $205,358 for the three-month periods ending March 31, 2008 and 2007, respectively.  In 2008, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from: issuances of additional common stock; notes payable; and from the sale of tracking devices along with the associated airtime charges of these devices.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	For the Three Months Ended March 31,
	2008	2007
Cash provided by (used in):
Operating activities	$(268,698)	$1,506
Investing activities	(59,289)	-
Financing activities	629,700	-
Increase/(decrease in cash)	$301,713	$1,506

 Net cash used in operating activities for the three months ended  March 31, 2008 decreased to $268,698 from net cash provided by operations of $1,506  for the three months ended March 31, 2007 primarily due to increased spending related to the Company entering the water purification industry.  The Company increased spending for sales development and advanced $200,000 under its joint venture agreement with Huma Clean of Palestine, Texas.

Net cash used by investing activities was $59,289 for the three months ended March 31, 2008 compared to net cash used by investing activities of $0 for the three months ended March 31, 2007 as a result of disbursements for leasehold improvements and office furniture for the subleased space located at 140 Smith Street, Suite 200, Keasbey, New Jersey.

Net cash provided by financing activities was $629,700 for the three months ended March 31, 2008 compared to net cash provided by financing activities of $0 for the three months ended March 31, 2007 as a result of advances obtained from related parties.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Our  management evaluated, with the participation of our Chief Executive Officer and  our  Principal  Accounting Officer, the effectiveness of our disclosure controls and  procedures  as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Principal Accounting Officer have concluded that our disclosure controls and procedures are primarily effective, but are still in the process of being revised and enhanced  to ensure that information we are required to disclose in reports that we  file  or  submit  under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized  and  reported  within  the  time  periods  specified  in Securities  and Exchange Commission rules and forms, and (ii) is accumulated and communicated  to  our  management, including our Chief Executive Officer and our Principal Accounting  Officer,  as  appropriate  to allow timely decisions regarding required  disclosure.  Our  disclosure  controls  and procedures are designed to provide  reasonable  assurance  that  such  information  is  accumulated  and communicated  to  our management. Our disclosure controls and procedures include components of our internal control  over  financial  reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is  expressed  at  the level of reasonable assurance that the control system, no matter  how  well  designed  and  operated, can provide only reasonable, but not absolute,  assurance  that  the  control  system's  objectives  will  be  met.

Changes in Internal Control over Financial Reporting

There  was  no  change  in  our  internal  control over financial reporting that occurred  during  our  last  fiscal  quarter  that  materially  affected,  or is reasonably  likely  to  materially  affect,  our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.

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

We believe that there are no other claims or litigation pending, the outcome of which could have a material adverse effect on our financial condition or operating results.  However, if litigation should arise and the company was to receive an unfavorable ruling, there is a possibility that it would have a material adverse impact on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

Item 1A.   Risk Factors

Risks Associated with our Business

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

The Company will also compete in the water purification industry.  This industry is competitive and relies on technologies that must satisfy numerous regulatory and compliance requirements which have already been overcome by the developers of the technology that the Company has licensed.  The Company is aligning itself with established professionals and experts in this industry.  The Company anticipates that the new technologies which it will bring to the market should provide a competitive advantage.  However, there are large and well capitalized businesses that will offer competition that could make the Company’s progress into this new business segment difficult. However, it is Management’s belief that the overwhelming need for pure and environmentally safe water, along with the continuing need for this service will allow more than enough opportunity for the company.

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

Market for Common Stock; Volatility of Prices

There has been a limited public trading market for the Company’s shares of common stock. There can be no assurance that a regular trading market for the common stock will ever develop or, if developed, that it will be sustained. The market price of the common stock could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of operations of the Company or other companies in the GPS tracking industries, changes in conditions affecting the economy generally, analyst reports, general trends in industry, and other political or socioeconomic events or factors. These factors will have less negative impact on the Company when the water purification revenue has begun and is firmly established.

Liquidity and Need for Additional Funding

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. Various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures on other forms of debt will be pursued. The Company is currently negotiating additional investments in the Company and successfully concluded an inventory line of credit with a company owned by the President and CEO of HSNI . (Atlantuc Financial Advisors, Inc.”AFA”) Lenders Funding in Elmwood Park, New Jersey, an unrelated company, has funded this line of credit through AFA.. This will allow the Company to purchase inventory for re-sale with a minimal use of its working capital.  However, there can be no assurance that additional funding will be available when needed, or if available, that its terms will be favorable or acceptable.

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

Seasonality; Variability of Quarterly Operating Results

The Company's business is related, in part, to the sale of new and pre-owned automobiles. The new and pre-owned automobile sales and finance industry is subject to substantial seasonal variations in revenues. Demand for new and pre-owned automobiles is generally lower in the winter than in other seasons. Sales tend to be lower during the holiday and back-to-school seasons, while sales tend to be higher during the late spring and through the summer months. The planned growth strategy may subject the Company's operating results to substantial variables and changes each quarter. Accordingly, given the possibility of such fluctuations, management believes that quarterly comparisons of the results of operations during any fiscal year are not necessarily meaningful and that results for any one fiscal quarter should not be relied upon as an indication of future performance. There is no seasonal fluctuation in revenue or potential revenue in the Company’s water purification business segment.

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

Risk Factors Relating to Our Common Stock

Because our common stock is deemed a low-priced “Penny” Stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•

Deliver to the customer, and obtain a written receipt for, a disclosure document;

•

Disclose certain price information about the stock;

•

Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•

Send monthly statements to customers with market and price information about the penny stock;

•

In some circumstances, approve the purchaser’s account under certain standards; and

•

Deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Homeland Security Network; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Homeland Security Network are being made only in accordance with authorizations of management and directors of Homeland Security Network, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties as well as be responsible for monitoring and ensuring compliance with our internal control procedures. We are in the process of establishing a core group of personnel that will remedy any limitations that have existed in the past. As a result, our internal controls are vastly improved but may still have some limitations that could result in some of the information or procedures established to be inadequate or ineffective.  This,  could result  in some of our financial reporting to be unreliable and lead to some misinformation being disseminated to the public. Accordingly, we are taking every precaution to prevent any misinformation from being included in all future filings. Investors relying upon any misinformation that management has not identified may be making an  investment decision based on this limited information.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31 2008, the Company issued the following securities without registration under the Securities Act of 1933:

In January 2008, 2,951,920 shares of common stock were issued to two related parties as a final payment for the software purchase at $0.008 per share totaling $29,519.  The value represents the selling price of the Company’s stock at the date the Board of Directors approved the issuance of stock in December 2007.

In January 2008, 2,000,000 shares of common stock were issued to an employee pursuant to a Consulting Agreement dated November 30, 2007.   The 2,000,000 shares valued at $0.01 per share total $20,000 and represent the closing market price of the Company’s stock at the time the agreement was executed in November 2007.

In January 2008, 500,000 shares of common stock were issued to a related party for consulting services rendered to the Company under the terms of a consulting agreement dated March 1, 2005.   The 500,000 shares valued at $0.01 per share total $5,000 and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in December 2007.

In January 2008, 3,500,000 shares of common stock were issued to a related party for consulting services rendered to the Company under the terms of a consulting agreement dated June 1, 2007.   The 3,500,000 shares valued at $0.01 per share total $35,000 and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in December 2007.

In January 2008, 200,000 shares of common stock were issued for the payment of accounting fees accrued for the year ended December 31, 2007.   The 200,000 shares valued at $0.01 per share total $2,000 and represent the average market price of the Company’s stock at the time the services were performed in the 3rd quarter of 2007.

In March 2008, 800,000 shares of common stock were issued to a related party under an agreement to convert a promissory note to common stock of the Company.  The 800,000 shares were valued at $0.01 per share for a total of $7,975 which represents the closing market price of the Company’s shares at the note’s maturity date in November 2007.

In March, 2008, 10,000,000 shares of common stock were issued to Peter Ubaldi at $0.025 per share for payment of accrued officer compensation for the year ended December 31, 2007 totaling $250,000.  The value represents the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in February 2008.

In March, 2008, 9,409,533 shares of common stock were issued to Joseph Battiato at $0.009 per share in settlement of working capital advances made directly to the Company or indirectly on behalf of the Company during 2007.  The 9,409,533 shares were computed by taking the amount of the advances totaling $84,905 and dividing it by the market price of the Company’s stock at the time of each advance.

In March, 2008, 5,000,000 shares of common stock were issued to Roy Pardini at $0.025 per share for payment of accrued officer compensation for the year ended December 31, 2007 totaling $125,000.  The value represents the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in February 2008.

In March, 2008, 200,000 shares of common stock were issued for the payment of accounting fees accrued for the year ended December 31, 2007.   The 200,000 shares valued at $0.026 per share total $5,200 and represent the average market price of the Company’s stock at the time the services were performed during February 2008.

In March, 2008, 1,500,000 shares of common stock were issued to William Merritt at $0.02 per share for consulting services performed in his capacity as Managing Director of Business Development for the Company totaling $30,000.  The value represents the average market price of the Company’s stock at the time the services were performed in the 4th quarter of 2007 and 1st quarter of 2008.

In March, 2008, 5,000,000 shares of common stock were issued at $0.02 per share for consulting services pursuant to an employment agreement dated February 1, 2008 totaling $100,000. The value represents the closing market price of the Company’s stock at the time the agreement was executed in February 2008.

In March, 2008, 171,500 shares of common stock were issued to a third party at $0.02 per share for commissions for marketing and sales of GPS products in 2007 totaling, $3,430.  The value represents the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in February 2008.

Subsequent to March 31, 2008, the Company issued 1,000,000 shares of common stock to eFund Capital Management, LLC for compensation related to Equity Line of Credit Agreement dated August 9, 2006.  The total fee due to eFund Capital Management, LLC as verbally negotiated on August 9, 2006 was 5,000,000 shares of the Company’s common stock.  The board has authorized this transaction, however, 4,000,000 are being held in reserve until the transaction is completed and the shares will be valued at the grant date fair value, which should occur during the second quarter of 2008.

We believe the issuance of the shares described above were exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares were issued directly by the Company and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

In a filing for a prior period, from 10K for 12/31/06, Item 5 – Market for Common Equity and Related Stockholder Matters, the number of shares of commons stock issued during fiscal 2006 did not agree with the number of shares presented on the face of our statements of stockholders equity.  The correct amount of stock issued was 4,212,500 s shares and this is the amount that should have been reported in both Item 5 and in the statement of stockholders equity.

Item 3.

 Defaults Upon Senior Securities

None.

Item 4.

 Submission of Matters to a Vote of Security Holders

None.

Item 5.

 Other Information

On March 28, 2008 entered into a joint venture with HumaClean, a Texas based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico and the next site has been designated as Monterey, Mexico.

On May 5, 2008 the company entered into a distribution license agreement with PH Solutions, Inc.

Item 6.  Exhibits

Exhibit	Exhibit Description
2.1	Acquisition Agreement (incorporated here by reference to Exhibit 2.1 of HSNI’s August 31, 2004 Form 8-K).
3.1	Amendments of Articles of Incorporation (incorporated by reference to Exhibit C of HSNI’s February 7, DEF 14C).
10.1	Software and Firmware Purchase Agreement Dated September 18, 2006 (Rodwell Software Systems, Inc.).
10.2	EFund Capital II, LP (incorporated here by reference to Form 8K filed September 12, 2006).
10.3	Monet Acquisition, LLC Agreement (incorporated here by reference to Form 8-K filed September 26, 2006).
10.4	Distribution License Agreement between Homeland Security Network and Ph Solutions, Inc. (filed herewith).
10.5	Joint Venture Agreement with Huma Clean, LLC dated March 28, 2008 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homeland Security Network, Inc.
Registrant

/s/ PETER UBALDI
Peter Ubaldi
Chief Executive Officer and Principal Accounting Officer

Dated: May 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Peter Ubaldi Peter Ubaldi	Chief Executive Officer & Director and Principal Officer	May 20, 2008

/s/ Joseph Battiato	Director and Chairman	May 20, 2008
Joseph Battiato

/s/ Roy Pardini	Director	May 20, 2008
Roy Pardini