Form 10-Q
period 2008-06-30
Homeland Security Network, Inc.
filed 2008-08-14
CIK 790066

Form 10-Q Homeland Security Network, Inc. - HSYN Filed: Quarterly report which provides a continuing view of a company's financial position

Table of Contents

Part I

Item 1.

Financial Statements 2

Part II

PART 1

FINANCIAL INFORMATION

Item 1.

Financial Statements

Item 2.

Management s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.

Quantitative and Qualitative Disclosure about Market Risk.

Item 4.

Controls and Procedures.

PART II--OTHER

INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Item 4.

Item 5.

Item 6.

Exhibits

SIGNATURES

EX-31.1 (EXHIBIT 31.1)

EX-31.2 (EXHIBIT 31.2)

EX-32.1 (EXHIBIT 32.1)

EX-32.2 (EXHIBIT 32.1)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Smaller reporting company

☐

☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐      No    ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2008 was: 314,472,717

HOMELAND SECURITY NETWORK, INC.

10-Q

TABLE OF CONTENTS

Part I

Part II

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

HOMELAND SECURITY NETWORK, INC.

10-Q

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$5,598	$833
Accounts receivable – trade	9,177	8,793
Accounts receivable from related parties	802,725	-
Inventory	26,007	29,800
Prepaid expenses	20,000
Total current assets	863,507	39,426
Property, plant and equipment, net of accumulated depreciation	99,415	1,311
Capitalized software, net of accumulated amortization	99,179	110,848
Other intangible assets	215,000	-
Other long-term assets	1,124	1,124

Total assets	$1,278,225	$152,709

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$1,288,856	$1,279,693
Accounts payable and accrued liabilities to related parties	1,305,756	905,345
Notes payable to related parties	1,113,224	1,149,366
Amounts payable to credit unions	72,032	80,032
Line of credit	166,085	166,085
Total current liabilities	3,945,953	3,580,521

Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 310,472,717 and 261,015,238 shares issued and outstanding	310,472	261,016
Additional paid-in-capital	23,750,249	21,872,833
Accumulated deficit	(26,685,439)	(25,518,651)
	(2,267,988)	(3,028,072)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(2,667,728)	(3,427,812)
Total liabilities and shareholders’ deficit	$1,278,225	$152,709

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,
	2008	2007

Revenues:
Sales	$34,083	$59,036
Cost of goods sold	14,263	43,244
Gross margin - product sales	19,820	15,792

Other income	2,611	-
Gross margin	$22,431	$15,792
Expenses:
Compensation and benefits	225,991	273,645
Office occupancy and equipment	41,855	30,573
Professional and consulting fees	160,934	77,276
Sales Development	457,396	-
Depreciation and amortization	17,840	3,177
Marketing expense	30,750	-
Other debt settlement fees	169,882	-
Other operating expense	21,918	32,016
Total expenses	1,126,566	416,687
Loss from operations	$(1,104,135)	$(400,895)

Other income (loss):
Gain on cancellation of debt	-	85,059
Loss on disposition of assets	-	(18,913)
Interest expense	(62,564)	(123,346)
Total other income (loss)	(62,564)	(57,200)

Net loss	$(1,166,789)	$(458,095)
Net loss per share, basic and diluted	$(0.004)	$(0.001)
Weighted average shares outstanding, basic and diluted	294,128,011	210,258,664

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,
	2008	2007

Revenues:
Sales	$12,510	$31,457
Cost of goods sold	6,834	14,991
Gross margin - product sales	5,676	16,466

Other income	1,073	-
Gross margin	$6,749	$16,466
Expenses:
Compensation and benefits	123,388	164,929
Office occupancy and equipment	32,892	15,789
Professional and consulting fees	30,934	54,713
Sales Development	391,756	-
Depreciation and amortization	11,874	1,588
Marketing expense	29,039	-
Other debt settlement fees	169,882	-
Other operating expense	17,124	20,740
Total expenses	806,889	257,759
Loss from Operations	$(800,140)	$(241,293)

Other income (loss):
Gain on cancellation of debt	-	85,059
Loss on disposition of assets	-	(18,913)
Interest expense	(36,240)	(77,590)
Total other income (loss)	(36,240)	(11,444)

Net loss	$(836,380)	$(252,737)
Net loss per share, basic and diluted	$(0.003)	$(0.001)
Weighted average shares outstanding, basic and diluted	304,118,458	236,422,823

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,166,789)	$(458,095)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	17,840	3,177
Loss on disposal of fixed assets	-	18,913
Common stock issued in lieu of interest	5,000	-
Common stock issued for services	690,350	-
Common stock issued for commissions	-	6,260
Common stock issued for debt settlement fees	169,882	-
Gain on cancellation of debt	-	(85,059)

Changes in:
Accounts receivable – trade	(384)	(19,406)
Accounts receivable from related parties	(802,725)	-
Prepaid expenses	(20,000)
Inventory	3,793
Other assets	-	-
Accounts payable and other accrued expenses	36,623	534,573
Net cash provided (used) in operating activities	(1,066,410)	363

Cash flows from investing activities:
Purchases of property and equipment	(104,275)	-
Net cash used in investing activities	(104,275)	-

Cash flows from financing activities:
Payment of debt	(8,000)
Advances from related parties	783,450	-
Proceeds from notes payable	400,000	-
Net cash provided by financing activities	1,175,450	-

Net increase (decrease) in cash	4,765	363
Cash beginning of the period	833	1,842
Cash end of the period	$5,598	$2,205
Supplemental disclosure of non-cash financing activities:
Stock issued to settle related party advances and accrued expenses	$400,906	$588,392
Stock issued to settle notes payable	$436,142	$174,619
Stock issued to acquire intangible assets	$215,000	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information (i) for the three and six months ended June 30, 2008; and (ii) for the three and six months ended June 30, 2007.

Homeland Security Network, Inc., or “HSNI”, or “the Company”, without audit, has prepared the accompanying interim consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulation of the Securities and Exchange Commission for quarterly reports on Form 10-Q. The consolidated financial statements include the Company’s accounts and those of its subsidiaries. All material inter-company balances have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of HSNI’s management, the consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended June 30, 2008 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

Revenue Recognition

The Company recognizes revenue principally on two types of transactions – sales of products and wireless communication service fees. The products sold and bundled in the product offering include a radio transmitter, hosted software, and a data transmission network.  Revenue arrangements are accounted for under EITF No. 00-21 since the company hosts the software and customers do not have the option to take possession of the software during the hosting period.   The Company believes the multiple deliverable arrangements meets the separate units of accounting criteria under paragraph 9 of EITF No. 00-21.  Accordingly revenue is recognized for the multiple deliverable arrangements as separate units of accounting since the radio transmitter can be used for purposes other than those associated with the service provided.  The units are manufactured for the Company by a subcontractor.  This subcontractor makes these units for other parties and they are sold with different programming.  The Company’s units could be reprogrammed by its customers and then used for other purposes.  The Company feels that this fact establishes that the delivered items should be recognized under the rules for separate units of accounting.  Accordingly the Company’s product meets the three criteria established in paragraph 9 as follows: 1) the delivered item has value on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered items, since many firms provide similar services on both universal and custom devices; and 3) there is no general right of return.

In accordance with guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB No. 104, Revenue Recognition , revenue is recognized when all of the following are met: (i) persuasive evidence of an arrangement exists, (ii) title and risk of loss have passed, (iii) delivery has occurred or the services have been rendered, (iv) the sales price is fixed or determinable and(v) collection is reasonably assured.

The Company generally recognizes revenue on products sales upon shipment, which is prior to the installation of the related products on the consumer’s vehicle or other valuable assets, since the company is not responsible for the installation of the product and the revenue recognized is not conditioned on the installation.  The Company’s policy is that there is no general right of return.

For revenues relating to the sale of wireless communication service, subscriptions are recognized over the life of the contract.  The term of service contracts offered ranges from 1 to 36 months and are generally payable in full, however, some customers submit monthly fees through electronic fund transfers upon activation of the related unit or renewal of a previous service contract.

Accounts Receivable

Accounts receivable consist of payments due from wholesalers of the tracking device products. In the normal course of business, the Company monitors the financial condition of the Company’s customer base. The Company has recorded a provision for uncollectible accounts of $133,250 as of June 30, 2008 and December 31, 2007.  The account deemed uncollectible relates to an individual customer for which the Company has a note payable outstanding to an affiliated company.  Although there is not a right of offset the Company believes that they will prevail with this offset in the event that the note payment is demanded.  However the Company has fully reserved for the balance in accordance with its own accounting policies.

Fixed Assets and Capitalized Software

Furniture and equipment are carried at cost net of accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the assets.

Leasehold Improvements are carried at cost net of accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the life of the lease.

The Company capitalizes certain computer software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic life of the related software which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP-98-1.  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the applications development.  For the six months ended June 30, 2008 and June 30, 2007 the Company capitalized $0 of expenditures relating to application development.

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

Long-Lived Assets

HSNI accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , (“SFAS No. 144”) which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group.

Investment in Joint Venture

In March 2008, the Company entered into a joint venture with Huma-Clean.  Under the terms of the agreement, the Company will share in 50% of the joint venture’s profits and losses.  Thus, the Company will account for this investment under the equity method of accounting.  Under the equity method of accounting, the carrying amount of the investment is increased to reflect the Company’s shares of the joint venture’s income and is reduced by its share of the joint venture’s losses.  As the joint venture was formed at the end of March 2008, there was no profit or loss to recognize during the first six months of 2008.  The Company has advanced $700,000 to the joint venture, which is to be paid back out of the initial proceeds of the venture.  The Company has recorded this as an advance to a related party as of June 30, 2008.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees  , and related interpretations to account for our employee and director stock options, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation  . Stock-based compensation for non-employees was accounted for under the fair value method prescribed by SFAS No. 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004),  Share-Based Payments  , (SFAS No. 123(R)) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. In addition, the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the Securities and Exchange Commission, have been applied in the Company’s adoption of SFAS No. 123(R).

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). Due to the Company’s historical net operating losses, the tax effects of employee stock-based compensation have not been recorded.

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to the Company’s historical net operating loss position, we have not recorded these excess tax benefits as of June 30, 2008.

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

Note 4. Going Concern Uncertainty

The Company has incurred net losses in the six months ended June 30, 2008 and 2007 and has had working capital deficiencies both periods.

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

	For the Six Months Ended June 30,
	2008	2007

Loss from operations	$(1,104,135))	$(400,895)
Other income (deductions)	(62,654))	(57,200)

Net loss	$(1,166,789))	$(458,095)

	For the Three Months Ended June 30,
	2008	2007

Loss from operations	$(800,140))	$(241,293)
Other income (deductions)	(36,240))	(11,444)

Net loss	$(836,380))	$(252,737)

Note 5. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the six months ended June 30, 2008 and 2007.

Note 6. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at June 30, 2008 and December 31, 2007:

Description:	June 30, 2008	December 31, 2007
Furniture, office and computer equipment	$104,925	$49,485
Leasehold Improvements	48,835	-
Software	2,185	2,185

	155,945	51,670
Less accumulated depreciation	(56,530)	(50,359)

Property and equipment, net	$99,415	$1,311

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

During 2007 the Company acquired new software to operate and enhance its GPS systems.  The development costs of this software totaled $116,682; these costs were capitalized as of December 31, 2007. As of June 30, 2008, the Company determined that there was no impairment of these assets as management has projected there will be sufficient future cash flows from operations related to this software acquired in 2007.

Capitalized software costs and accumulated amortization were as follows for the six months ended June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Software development costs	$116,682	$116,682
Less accumulated amortization	(17,503)	(5,834)

Capitalized Software, net	$99,179	$110,848

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount

2008	11,667
2009	23,337
2010	23,337
2011	23,337
Thereafter	17,501
Total	$ 99,179

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

On November 8, 2006, the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc., a Nevada Corporation, and any Affiliated Corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 14,710,936 shares have been issued from the Plan as of June 30, 2008.

Note 9. Notes Payable

	June 30, 2008	December 31, 2007

Two notes payable to a Director of the Company. Both bear interest at 8% per annum. The notes matured in February 2007 and are due in full. This note has been extended .	286,874	286,874

In 2006, the Company obtained funds under a financing arrangement bearing interest at 7% per annum. This note originally matured in May 2006 but was extended until December 31, 2007. It is currently due in full and has been extended.	2 27,000	27,000

In 2006, the Company obtained funds under a financing arrangement bearing interest at 10% per year. The note matured in February 2007 and is convertible into shares of the Company’s common stock at a fixed rate. This note has been extended.	100,000	100,000

In 2005, the Company obtained funds under a financing arrangement bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. The Company has not received any additional funds under the proposed line of credit. The note is uncollateralized and the proceeds were utilized for working capital. This note matured in January 2007 and is due in full. The Company is making arrangements to settle this amount with its common stock.	246,325	246,325

In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term. This note matured in April 2006 and is due in full. This note has been extended.	141,875	141,875

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company has renegotiated with the executives and the parties have agreed to an extended term.	216,150	216,150

Note payable, unsecured, to a former Executive and current Director bearing interest at 6% per annum and matured in July 2006. The Company settled this note through the issuance of common stock.	-	13,167

Note payable to Monet Acquisition, LLC for additional consideration related to sale of subsidiaries. The note bears interest at a rate of 10% per annum and matured on April 25, 2008. It is personally guaranteed by the CEO. This note has been extended.	95,000	95,000

Note payable to a related party, which matured in November 2007. The proceeds were used for working capital. The note was settled by conversion to shares of the Company’s common stock at the option of the holder.	-	7,975

In September 2007, the Company obtained $15,000 under a financing arrangement bearing interest at 12% per annum from a third party. The note was uncollateralized and the proceeds were utilized for working capital. This was settled by conversion to shares of the Company’s common stock at the option of the holder.	-	15,000

	$1,113,224	$1,149,366

Note 10. Credit Union Participations

As of December 31, 2007, the Company no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) which resulted in a dispute over amounts due on the collection of auto finance contracts.  The Company arrived at a settlement with this credit union which calls for payments totaling $41,000 with a $5,000 initial payment and $1,000 payable each month until March 2009, at which time a balloon payment of $24,000 will be due. This settlement is secured by a $41,000 judgment.  As of June 30, 2008, payments totaling $8,000 have been made.

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

In April 2007 the President and CEO of the Company provided a line of credit in the amount of $50,000 to the Company from Atlantic Financial Advisors, Inc (“AFA”), a Corporation which is 100% owned by him.  This line is used for the purchase of inventory of GPS hardware.  The interest and amortization paid by the Company to AFA is passed through to Lenders Funding (an unrelated company) of Fort Lee New Jersey. The Company is responsible only for the amounts due to Lenders Funding for interest and principle and bank service fees incurred by AFA.  The total credit facility is $50,000.  AFA/Lenders Funding will advance 70% of the cost of the inventory and there is an amount as of June 30, 2008 of $18,593, which is included in the Accounts payable and accrued liabilities to related parties balance.

Note 12. Advances to a Related Party

On March 27, 2008, the Company entered into a joint venture agreement with Huma-Clean of Palestine, Texas.  Huma-Clean is in the soil remediation industry and specializes in lake clean up and dredging, internationally.  HSNI will complement the technology used by Huma-Clean with the use of their licensed product; Clear Blue 104.  The partnership will allow HSNI to acquire projects and add to the existing capabilities of Clear Blue.  HSNI has committed an initial funding to the first project in Juarez, Mexico in the amount of $800,000.  As of June 30, 2008, HSNI has advanced $700,000 of the agreed upon amount, which is presented as a related party receivable on the balance sheet.

Note 13

Purchase of Other Intangible Assets

On June 6, 2008, the Company acquired technology from Robert Elfstrom. Mr. Elfstrom has developed a mobile water purification plant and computerized ballast water distribution system.  The PureWater System is a state of the art water purification system that can be easily deployed in hard to reach locations and can service the daily water needs of a 5,000-person village. The PureWater System removes water-born and human pollution as well as all harmful bacteria. The current mobile and stationary versions of the system can comfortably process about 35,000 gallons day at a rate of 45 gallons of water per minute. The PureWater System can be deployed in several ways. The mobile version is the only transportable high-volume, pure water production system available today using the company’s chelated copper-based formula to purify water.

The Company agreed to purchase these assets for 1,000,000 shares of the Company’s common stock with a value of $215,000 at the date of the agreement.   The Company issued 100,000 shares upon execution of the Bill of Sale; the balance of the shares will be issued in increments of 300,000 shares each time the Company accumulates net revenues of $2,000,000 from the utilization of the technology.  The Company has presented this technology as other intangible assets on the balance sheet and recorded a liability for the remaining shares to be issued.

Note 14. Commitments and Contingencies

In July 2006, the Company entered into an equity line of credit agreement with eFund Small Cap Fund II, LP.  Under the terms of the agreement, eFund will be granted warrants to purchase 5,000,000 shares of the Company’s stock contingent upon the Company’s drawing down on the line of credit.  The agreement also provided that the Company was to issue 1,000,000 shares of stock upon execution of the agreement with an additional 4,000,000 shares to be issued as follows: 1,000,000 shares issuable upon the first Put; 1,000,000 shares upon the funding of $1,000,000 under the equity line, and 1,000,000 shares per each funding of $500,000.  As of June 30, 2008, the Board has authorized the issuance of the full 5,000,000 shares.  However, 4,000,000 are being held in reserve until the transaction is completed.  These shares will be recorded at their grant date fair value at that time.

Consulting and Employment Contracts

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

In January of 2007, the Company entered into an employment agreement with Roy Pardini to serve as its Executive Vice President. The term of the contract is 2 years with a base salary of $125,000 per year.  As provided by the agreement, Mr. Pardini is eligible to receive bonuses from time to time at the discretion of the Board of Directors in stock, cash or other forms of compensation. Upon termination, Mr. Pardini shall be entitled to severance compensation in an amount equal to twenty-four months’ of base salary as shall exist at the time of termination.

In June of 2008, the Company entered into a consulting agreement with Vincent Nunez with Huma-Clean of Palestine, Texas.  The term of the contract is 5 years.  The provisions in the agreement include:

•

Mr. Nunez shall be issued 500,000 shares of the Company’s common stock upon execution of the consulting agreement.

•

Each time the Company accumulates $2,000,000 in gross revenues from sales generated in connection with the technology and services of Huma-Clean, an additional 500,000 shares of the Company’s common stock will be issued to the consultant, limited to 2,500,000 total shares.

•

A quarterly cash distribution equal to 20% of the net revenues generated by the sales of the consultant, limited to $500,000 for any given quarter.

In June of 2008, the Company entered into an employment agreement with Robert W. Elfstrom.  The term of the contract is 2 years with a base salary of $104,000 per year.  Additional provisions in the agreement include:

•

Mr. Elfstrom shall earn a bonus of $50,000 to be paid within 90 days from the date of execution of the employment agreement.

•

A quarterly cash distribution equal to 20% of the net revenues generated by the sales of the employee or the use of his technology, limited to $250,000 for any given quarter.

Operating Leases

The Company currently leases office space in two locations:

•

7920 Belt Line Road, Suite 770, Dallas Texas 75254.  The lease commenced on October 15, 2007.  The first year’s rent is $12,555, the second year’s is, $13,485 and the third year’s is $14,415; and

•

140 Smith Street, 5th Floor, Keasbey New Jersey 08832. The sublease from a related party is for one year with two one- year automatic renewals.  The annual rent is $108,000.  The lease commenced on March 1, 2008 and included a provision for two months of free rent.

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

Note 15.  Legal Proceedings

The Company, through its former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement.  Subsequent to December 31, 2007, HPCU and the Company entered into a settlement agreement.  The Company paid  $5,000 upon signing of the document and will pay a monthly payment of $1,000 per month through February 2009.  A balloon payment of $24,000 is due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of June 30, 2008, payments totaling $8,000 have been made.

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

HSNI has entered into a joint venture with HumaClean, a Texas based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico and the next site has been designated as Monterey, Mexico.  The Company believes that revenue from these activities will begin to be recorded in the third quarter of 2008 and the first order of its processed soil has been received for in excess of $2,000,000.  The Company has agreed to advance $800,000 to the venture and this will be paid back before the year end.  As of June 30, 2008 the Company had advanced $700,000 to the venture.  The terms of the pay-back call for the initial revenue to be used to repay the advance, however the Company at its discretion can allow a portion of the repayment to be left in the Venture for working capital.

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

HSNI has also entered into a joint venture with HumaClean, a Texas based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico and the next site has been designated as Monterey, Mexico.  The Company believes that revenue from these activities will begin to be recorded in the third quarter of 2008 and the first order of its processed soil has been received for in excess of $2,000,000.

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

Financial Condition and Results of Operations

Comparison of the Three and Six Months Ended June 30, 2008 and 2007

Product Sales

For the three months ended June 30, 2008, revenues from product sales decreased by 60%, or $18,947 as compared to the same period a year ago, primarily due to a decrease in activation revenue and sale of tracking devices.  For the six months ended June 30, 2008, revenues from product sales decreased by 42%, or $24,953 as compared to June 30, 2007.

Cost of Sales

For the three months ended June 30, 2008, cost of product sales decreased by 54%, or $8,157 as compared to the same period a year ago, primarily due to the decrease in the sale of tracking devices and their related costs.  For the six months ended June 30, 2008, cost of product sales decreased by 67%, or $28,981 as compared to June 30, 2007.

Operating Expenses

Operating expenses incurred were $806,889 and $257,759 respectively for the three months ended June 30, 2008 and 2007.  Operating expenses incurred were $1,126,566 and $416,687, respectively for the six months ended June 30, 2008 and 2007.

Significant expenditures for operating expenses for the three and six months ended June 30, 2008 and 2007 were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Compensation and benefits	123,388	164,929	225,991	273,645
Office occupancy and equipment	32,892	15,789	41,855	30,753
Professional and consulting fees	30,934	54,713	160,934	77,276
Sales development	391,756	-	457,396	-
Depreciation and amortization	11,874	1,588	17,840	3,177
Marketing expense	29,039	-	30,750	-
Other debt settlement fees	169,882	-	169,882	-
Other operating expense	17,124	20,740	21,918	32,016
Total expenses	806,889	257,759	1,126,566	416,687

Compensation and benefits decreased by $41,541 and $47,654, respectively, for the three and six months ended June 30, 2008 as compared to the same periods a year earlier primarily due to a decrease in accrued employee benefits expense.

Office, occupancy and equipment increased by $17,103 and $11,102, respectively for the three and six months ended June 30, 2008 as compared to the same periods a year earlier primarily due to a increase in rent and associated rent expense as a result of opening a new office in Keasbey, NJ.

Professional fees decreased by $23,779 and increased by $83,658, respectively, for the three and six months ended June 30, 2008 as compared to the same periods a year earlier primarily due to varying needs related to legal counsel and accounting services.

Depreciation and amortization expense increased $10,286 and $14,663, respectively for the three and six months ended June 30, 2008 as compared to the same periods a year earlier due to the depreciation of leasehold improvements made to the Keasbey, NJ office in 2008 and amortization of capitalized software acquired in September 2007.

The Sales development and marketing expenses increased $420,795 and $488,146, respectively for the three and six months ended June 30, 2008 as compared to the same periods a year earlier due to the Company entering the water purification industry and aggressively pursuing this business during 2008.  The Company utilizes the services of several consultants to establish business relationships which include foreign governments, domestic government agencies, partnerships with United Nations groups and humanitarian organizations.

Other debt settlement fees increased $169,882 and $169,882 for the three and six months ended June 30, 2008 as compared to the same periods a year earlier due to the Company incurring additional fees related to the settlement of notes by common stock.

Operating expenses for Form 10-KSB for 12/31/06 included interest expense of $144,322.  This amount should have been classified in other expenses.

Interest Expenses

Interest expense as an other expense decreased by $41,350 and $60,782, respectively for the three and six months ended June 30, 2008 as compared to the same periods a year earlier, primarily due to the settlement of certain outstanding debt from issuances of common stock.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $1,104,135 and $400,895 for the six-month periods ending June 30, 2008 and 2007, respectively.  In 2008, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from: issuances of additional common stock; notes payable and advances from related parties; and from the sale of tracking devices along with the associated airtime charges of these devices.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	For the Six Months Ended June 30,
	2008	2007
Cash provided by (used in):
Operating activities	$(1,066,410)	$363
Investing activities	(104,275)	-
Financing activities	1,175,450	-
Increase/(decrease in cash)	$4,765	$363

Net cash used in operating activities for the six months ended June 30, 2008 increased to $1,066,410 from net cash provided by operations of $363 for the six months ended June 30, 2007 primarily due to increased spending related to the Company entering the water purification industry.  The Company increased spending for sales development and advanced $700,000 under its joint venture agreement with Huma Clean of Palestine, Texas.

Net cash used by investing activities was $104,275 for the six months ended June 30, 2008 compared to net cash used by investing activities of $0 for the six months ended June 30, 2007 as a result of disbursements for leasehold improvements and office furniture for the subleased space located at 140 Smith Street, Suite 200, Keasbey, New Jersey.

Net cash provided by financing activities was $1,175,450 for the six months ended June 30, 2008 compared to net cash provided by financing activities of $0 for the six months ended June 30, 2007 as a result of financing the purchase of the other intangible assets and the advances and notes payable obtained from related parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

The Company is presently a party to a legal proceeding as follows:

Plus 4 Credit Union FK/A Houston Postal Credit Union (“HPCU”).  The Company, through its wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement.  HPCU and the Company have settled the dispute for $41,000.  The company paid $5,000 upon signing of the document and will be making a monthly payment of $1,000 per month through February 2009.  A balloon payment of $24,000 is due on March 1, 2009.  This settlement is secured by a $41,000 judgment.

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

Liquidity and Need for Additional Funding

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. Various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures on other forms of debt will be pursued. The Company is currently negotiating additional investments in the Company and successfully concluded an inventory line of credit with a company owned by the President and CEO of HSNI . (Atlantic Financial Advisors, Inc. ”AFA”) Lenders Funding in Elmwood Park, New Jersey, an unrelated company, has funded this line of credit through AFA.. This will allow the Company to purchase inventory for re-sale with a minimal use of its working capital.  However, there can be no assurance that additional funding will be available when needed, or if available, that its terms will be favorable or acceptable.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2008, the Company issued the following securities without registration under the Securities Act of 1933 :

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

In January 2008, 200,000 shares of common stock were issued for the payment of accounting fees accrued for the year ended December 31, 2007.   The 200,000 shares valued at $0.01 per share total $2,000 and represent the average market price of the Company’s stock at the time the services were performed in the 3 rd quarter of 2007.

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

In March, 2008, 1,500,000 shares of common stock were issued to William Merritt at $0.02 per share for consulting services performed in his capacity as Managing Director of Business Development for the Company totaling $30,000.  The value represents the average market price of the Company’s stock at the time the services were performed in the fourth quarter of 2007 and first quarter of 2008.

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

In April 2008, the Company authorized the issuance of 5,000,000 shares of common stock to eFund Capital Management, LLC for compensation related to Equity Line of Credit Agreement dated August 9, 2006. While the Board of Directors has authorized this transaction, 4,000,000 shares are being held in reserve until the transaction is completed.  The 1,000,000 shares released were valued at $10,000, or $0.01 per share, which represented the market price of the Company’s stock at August 9, 2006, the effective date of the agreement.

In May 2008, 250,000 shares of common stock were issued to a third party at $0.27 per share for payment of legal services performed in the current year.  The 250,000 shares valued at $67,500 represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in May 2008.

In June 2008, 355,930 shares of common stock were issued to a third party at an average price of $0.107 per share for payment of legal services performed under a retainer agreement dated April 2, 2008.   The 355,930 shares valued at $38,000 represents the average market price of the Company’s stock at the services were performed in 2007 and first quarter of 2008.

In June, 2008, 50,000 shares of common stock were issued to a related party as additional consideration for working capital advances made directly to the Company in the 1st quarter of 2008.  The 50,000 shares valued at $0.0215 per share total $1,075 and represent the average market price of the Company’s stock at the time the working capital advances were made during February 2008.

In June, 2008, 1,500,000 shares of common stock were issued to Michael Madison at $0.01 per share in settlement of a note payable from the Company for $15,000 dated September 22, 2007.  The terms of the note allowed Mr. Madison to convert this note to 1,500,000 shares of the Company’s common stock in full settlement of the obligation.

In June 2008, 43,000 shares of common stock were issued to a third party at $0.15 per share for payment of public relations services performed in the current year.  The 43,000 shares valued at $6,450 represent the closing market price of the Company’s stock at the date the shares were issued in June 2008.

In June 2008, 400,000 shares of common stock were issued to a third party for payment of a $40,000 retainer for 2008 legal services.  The share price represented the average market price of the Company’s stock at the time the settlement was negotiated.

In June 2008, 400,000 shares of common stock were issued to a related party as additional consideration for working capital advances made directly to the Company in the 1st quarter of 2008.  The 400,000 shares were valued at $0.214 per share for a total of $85,400.  In addition, 1,428,571 shares of common stock were issued in settlement for the $300,000 promissory note entered into during the 1st quarter of 2008 and the related accrued interest of $5,000 in accordance with the conversion provision in the note agreement. The 1,828,571 shares were valued at $0.214 per share.

In June 2008, 200,000 shares of common stock were issued to a related party as additional consideration for working capital advances made directly to the Company in the 1st quarter of 2008.  The 200,000 shares were valued at $0.21 per share for a total of $42,000.  In addition, 714,285 shares of common stock were issued in settlement for the working capital advances made directly to the Company in the 1st quarter of 2008 totaling $150,000. The 914,285 shares valued at $0.21 per share represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in June 2008.

In June 2008, 86,450 shares of common stock were issued to a related party as additional consideration for working capital advances made directly to the Company in the 1st quarter of 2008.  The 86,450 shares were valued at $0.21 per share for a total of $18,155.  In addition, 309,523 shares of common stock were issued in settlement for the working capital advances made directly to the Company in the 1st quarter of 2008 totaling $65,000. The 395,973 shares valued at $0.21 per share represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in June 2008.

In June 2008, 168,831 shares of common stock were issued to a related party as additional consideration for working capital advances made directly to the Company in the 1st quarter of 2008.  The 168,831 shares were valued at $25,084, or $0.15 per share, the closing market price of the Company’s stock on the date the shares were issued as no further performance was required at that time.  In addition, 285,714 shares of common stock were issued at $0.35 per share in settlement of the note payable balance of $100,000.

In June 2008, 32,222 shares of common stock were issued to a third party at $0.27 per share for payment of legal services to be performed in the current year.  The 32,222 shares were valued at $8,400, which was the fair market value of the services performed.

In June 2008, 100,000 shares of common stock were issued to Robert W. Elfstrom under the terms of a bill of sale agreement dated June 6, 2008.   The 100,000 shares valued at $0.21 per share total $21,000 and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in June 2008.

In June 2008, 500,000 shares of common stock were issued to Vincent Nunez with Huma-Clean of Palestine, Texas upon execution of an agreement, dated June 1, 2008, to provide consulting services.   The 500,000 shares valued at $0.24 per share total $120,000 and represent the average market price of the Company’s stock as of the date of the execution of the agreement.

In June 2008, 400,000 shares of common stock were issued in settlement for the $100,000 promissory note with Galactic Technology, LLC for working capital funding entered into during the second quarter of 2008. The 400,000 shares were valued at $0.25 per share.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.  Exhibits

Exhibit	Exhibit Description
2.1	Acquisition Agreement (incorporated here by reference to Exhibit 2.1 of HSNI’s August 31, 2004 Form 8-K).
3.1	Amendments of Articles of Incorporation (incorporated by reference to Exhibit C of HSNI’s February 7, DEF 14C).
10.1	Software and Firmware Purchase Agreement Dated September 18, 2006 (Rodwell Software Systems, Inc.).
10.2	EFund Capital II, LP (incorporated here by reference to Form 8K filed September 12, 2006).
10.3	Monet Acquisition, LLC Agreement (incorporated here by reference to Form 8-K filed September 26, 2006).
10.4	Distribution License Agreement between Homeland Security Network and Ph Solutions, Inc. (filed on Form 10-Q on May 20, 2008).
10.5	Joint Venture Agreement with Huma Clean, LLC dated March 28, 2008 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homeland Security Network, Inc.
Registrant

/s/ PETER UBALDI
Peter Ubaldi
Chief Executive Officer and Principal Accounting Officer

Dated: August 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Peter Ubaldi Peter Ubaldi	Chief Executive Officer & Director and Principal Officer	August 14, 2008

/s/ Joseph Battiato	Director and Chairman	August 14, 2008
Joseph Battiato

/s/ Roy Pardini	Director	August 14, 2008
Roy Pardini