Form 10-Q
period 2008-09-30
Homeland Security Network, Inc.
filed 2008-11-14
CIK 790066

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

For the quarterly period ended September 30, 2008

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

Smaller reporting company

☐

☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐      No    ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 1, 2008 was: 312,402,717

HOMELAND SECURITY NETWORK, INC.

10-Q

TABLE OF CONTENTS

Part I

Part II

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

HOMELAND SECURITY NETWORK, INC.

10-Q

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$1,066	$833
Accounts receivable – trade	9,777	8,793
Accounts receivable from related parties	850,000	-
Inventory	25,409	29,800
Prepaid expenses	10,000
Total current assets	896,252	39,426
Property, plant and equipment, net of accumulated depreciation	95,497	1,311
Capitalized software, net of accumulated amortization	93,345	110,848
Other intangible assets	215,000	-
Other long-term assets	1,124	1,124

Total assets	$1,301,218	$152,709

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$1,320,360	$1,279,693
Accounts payable and accrued liabilities to related parties	1,448,031	905,345
Notes payable to related parties	1,163,224	1,149,366
Amounts payable to credit unions	71,032	80,032
Line of credit	166,085	166,085
Total current liabilities	4,168,732	3,580,521

Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 312,402,717 and 261,015,238 shares issued and outstanding	312,401	261,016
Additional paid-in-capital	23,830,069	21,872,833
Accumulated deficit	(26,966,974)	(25,518,651)
	(2,467,774)	(3,028,072)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(2,867,514)	(3,427,812)
Total liabilities and shareholders’ deficit	$1,301,218	$152,709

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,
	2008	2007

Revenues:
Sales	$46,410	$71,127
Cost of goods sold	24,542	45,548
Gross margin - product sales	21,868	25,579

Other income	3,660	-
Gross margin	$25,528	$25,579
Expenses:
Compensation and benefits	347,343	465,267
Office occupancy and equipment	70,164	54,782
Professional and consulting fees	224,639	147,759
Sales Development	473,396	-
Depreciation and amortization	32,993	5,099
Marketing expense	32,280	129
Other debt settlement fees	171,632	-
Other operating expense	32,927	62,793
Total expenses	1,385,374	735,829
Loss from operations	$(1,359,846)	$(710,250)

Other income (loss):
Gain on cancellation of debt	-	85,059
Loss on disposition of assets	-	(18,913)
Interest expense	(88,478)	(151,459)
Total other income (loss)	(88,478)	(85,313)

Net loss	$(1,448,324)	$(795,563)
Net loss per share, basic and diluted	$(0.005)	$(0.003)
Weighted average shares outstanding, basic and diluted	299,663,463	261,015,238

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2008	2007

Revenues:
Sales	$12,327	$12,091
Cost of goods sold	10,279	2,304
Gross margin - product sales	2,048	9,787

Other income	1,049	-
Gross margin	$3,097	$9,787
Expenses:
Compensation and benefits	121,352	191,622
Office occupancy and equipment	28,309	24,209
Professional and consulting fees	63,705	70,483
Sales Development	16,000	-
Depreciation and amortization	15,153	1,922
Marketing expense	1,530	129
Other debt settlement fees	1,750	-
Other operating expense	11,009	30,777
Total expenses	258,808	319,142
Loss from Operations	$(255,711)	$(309,355)

Other income (loss):
Gain on cancellation of debt	-	-
Loss on disposition of assets	-	-
Interest expense	(25,824)	(28,113)
Total other income (loss)	(25,824)	(28,113)

Net loss	$(281,535)	$(337,468)
Net loss per share, basic and diluted	$(0.001)	$(0.001)
Weighted average shares outstanding, basic and diluted	310,493,695	362,316,394

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,448,324)	$(795,563)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	32,993	5,099
Loss on disposal of fixed assets	-	18,913
Common stock issued in lieu of interest	5,000	18,550
Common stock issued for services	690,350	52,100
Common stock issued for commissions	-	6,260
Common stock issued for debt settlement fees	171,632	-
Gain on cancellation of debt	-	(85,059)

Changes in:
Accounts receivable – trade	(984)	(24,181)
Accounts receivable from related parties	(850,000)	-
Prepaid expenses	(10,000)
Inventory	4,391	(29,800)
Other assets	-	-
Accounts payable and other accrued expenses	157,001	611,831
Net cash provided (used) in operating activities	(1,247,941)	(221,850)

Cash flows from investing activities:
Purchases of property and equipment	(109,676)	(4,800)
Net cash used in investing activities	(109,676)	(4,800)

Cash flows from financing activities:
Borrowing (repayment) under line of credit	(9,000)	226,479
Advances from related parties	916,850	-
Proceeds from notes payable	450,000	-
Net cash provided by financing activities	1,357,850	226,479

Net increase (decrease) in cash	233	(171)
Cash beginning of the period	833	1,842
Cash end of the period	$1,066	$1,842
Supplemental disclosure of non-cash financing activities:
Stock issued to settle related party advances and accrued expenses	$480,906	$612,547
Stock issued to settle notes payable	$436,142	$174,619
Stock issued to acquire intangible assets	$215,000	$93,502

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information (i) for the three and nine months ended September 30, 2008; and (ii) for the three and nine months ended September 30, 2007.

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

In the opinion of HSNI’s management, the consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended September 30, 2008 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

Accounts Receivable

Accounts receivable consist of payments due from wholesalers of the tracking device products. In the normal course of business, the Company monitors the financial condition of the Company’s customer base. The Company has recorded a provision for uncollectible accounts of $133,250 as of September 30, 2008 and December 31, 2007.  The account deemed uncollectible relates to an individual customer for which the Company has a note payable outstanding to an affiliated company.  Although there is not a right of offset the Company believes that they will prevail with this offset in the event that the note payment is demanded.  However the Company has fully reserved for the balance in accordance with its own accounting policies.

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

The Company capitalizes certain computer software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic life of the related software which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP-98-1.  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the applications development.  For the nine months ended September 30, 2008, the Company capitalized $0 of expenditures relating to application development.

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

Investment in Joint Venture

In March 2008, the Company entered into a joint venture with Huma-Clean.  Under the terms of the agreement, the Company will share in 50% of the joint venture’s profits and losses.  Thus, the Company will account for this investment under the equity method of accounting.  Under the equity method of accounting, the carrying amount of the investment is increased to reflect the Company’s shares of the joint venture’s income and is reduced by its share of the joint venture’s losses.  As the joint venture was formed at the end of March 2008, there was no material profit or loss to recognize during the first nine months of 2008.  The Company has advanced $750,000 to the joint venture, which is to be paid back out of the initial proceeds of the venture.  The Company has recorded this as an advance to a related party as of September 30, 2008.

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

Concentrations of Credit Risk

The Company maintains its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation secures each depositor up to $250,000.

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

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to the Company’s historical net operating loss position, we have not recorded these excess tax benefits as of September 30, 2008.

Recently issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and has not had a material impact on the Company’s financial statements.

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

Note 4. Going Concern Uncertainty

The Company has incurred net losses in the nine months ended September 30, 2008 and 2007 and has had working capital deficiencies both periods.

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

	For the Nine Months Ended September 30,
	2008	2007

Loss from operations	$(1,359,846))	$(710,205)
Other income (deductions)	(88,478))	(85,313)

Net loss	$(1,448,324))	$(795,563)

	For the Three Months Ended September 30,
	2008	2007

Loss from operations	$(255,711))	$(309,355)
Other income (deductions)	(25,824))	(28,113)

Net loss	$(281,535))	$(337,468)

Note 5. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the nine months ended September 30, 2008 and 2007.

Note 6. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at September 30, 2008 and December 31, 2007:

Description:	September 30, 2008	December 31, 2007
Furniture, office and computer equipment	$104,925	$49,485
Leasehold Improvements	54,235	-
Software	2,185	2,185

	161,345	51,670
Less accumulated depreciation	(65,848)	(50,359)

Property and equipment, net	$95,497	$1,311

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

During 2007 the Company acquired new software to operate and enhance its GPS systems.  The development costs of this software totaled $116,682; these costs were capitalized as of December 31, 2007. As of September 30, 2008, the Company determined that there was no impairment of these assets as management has projected there will be sufficient future cash flows from operations related to this software acquired in 2007.

Capitalized software costs and accumulated amortization were as follows for the nine months ended September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
Software development costs	$116,682	$116,682
Less accumulated amortization	(23,337)	(5,834)

Capitalized Software, net	$93,345	$110,848

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount

2008	5,834
2009	23,337
2010	23,337
2011	23,337
Thereafter	17,500
Total	$93,345

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issue. The entire Plan expired on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of September 30, 2008, 1,990,289 shares had been exercised and issued under the Plan.

On November 8, 2006, the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc., a Nevada Corporation, and any Affiliated Corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 14,710,936 shares have been issued from the Plan as of September 30, 2008.

Note 9. Notes Payable

	September 30, 2008	December 31, 2007

Two notes payable to a Director of the Company. Both bear interest at 8% per annum. The notes matured in February 2007 and are due in full. This note has been extended .	286,874	286,874

In 2006, the Company obtained funds under a financing arrangement bearing interest at 7% per annum. This note originally matured in May 2006 but was extended until December 31, 2008.	2 27,000	27,000

In 2006, the Company obtained funds under a financing arrangement bearing interest at 10% per year. The note matured in February 2007 and is convertible into shares of the Company’s common stock at a fixed rate. This note has been extended.	100,000	100,000

In 2005, the Company obtained funds under a financing arrangement bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. The Company has not received any additional funds under the proposed line of credit. The note is uncollateralized and the proceeds were utilized for working capital. This note matured in January 2007 and is due in full. The Company is making arrangements to settle this amount with its common stock.	246,325	246,325

In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term. This note matured in April 2006 and is due in full. This note has been extended.	141,875	141,875

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company has renegotiated with the executives and the parties have agreed to an extended term.	216,150	216,150

Note payable, unsecured, to a former Executive and current Director bearing interest at 6% per annum and matured in July 2006. The Company settled this note through the issuance of common stock.	-	13,167

Note payable to Monet Acquisition, LLC for additional consideration related to sale of subsidiaries. The note bears interest at a rate of 10% per annum and matured on April 25, 2008. It is personally guaranteed by the CEO. This note has been extended.	95,000	95,000

Note payable to a related party, which matured in November 2007. The proceeds were used for working capital. The note was settled by conversion to shares of the Company’s common stock at the option of the holder.	-	7,975

In September 2007, the Company obtained $15,000 under a financing arrangement bearing interest at 12% per annum from a third party. The note was uncollateralized and the proceeds were utilized for working capital. This was settled by conversion to shares of the Company’s common stock at the option of the holder.	-	15,000

In February 2008, the Company entered into a $50,000 note payable with a related party. The note bears interest at 12% per year and matures on January 31, 2010. It is convertible at the option of the noteholder into shares of the Company’s common stock at a rate of $0.10 per share.	50,000	-
	$1,163,224	$1,149,366

Note 10. Credit Union Participations

As of December 31, 2007, the Company no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) which resulted in a dispute over amounts due on the collection of auto finance contracts.  The Company arrived at a settlement with this credit union which calls for payments totaling $41,000 with a $5,000 initial payment and $1,000 payable each month until March 2009, at which time a balloon payment of $24,000 will be due. This settlement is secured by a $41,000 judgment.  As of September 30, 2008, payments totaling $9,000 have been made.

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

In April 2007 the President and CEO of the Company provided a line of credit in the amount of $50,000 to the Company from Atlantic Financial Advisors, Inc (“AFA”), a Corporation which is 100% owned by him.  This line is used for the purchase of inventory of GPS hardware.  The interest and amortization paid by the Company to AFA is passed through to Lenders Funding (an unrelated company) of Fort Lee New Jersey. The Company is responsible only for the amounts due to Lenders Funding for interest and principle and bank service fees incurred by AFA.  The total credit facility is $50,000.  AFA/Lenders Funding will advance 70% of the cost of the inventory and there is an amount as of September 30, 2008 of $14,593, which is included in the Accounts payable and accrued liabilities to related parties balance.

Note 12. Advances to a Related Party

On March 27, 2008, the Company entered into a joint venture agreement with Huma-Clean of Palestine, Texas.  Huma-Clean is in the soil remediation industry and specializes in lake clean up and dredging, internationally.  HSNI will complement the technology used by Huma-Clean with the use of their licensed product; Clear Blue 104.  The partnership will allow HSNI to acquire projects and add to the existing capabilities of Clear Blue.  HSNI has committed an initial funding to the first project in Juarez, Mexico in the amount of $800,000.  As of September 30, 2008, HSNI has advanced $750,000 of the agreed upon amount, which is presented as a related party receivable on the balance sheet.

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

The Company agreed to purchase these assets for 1,000,000 shares of the Company’s common stock with a value of $215,000 at the date of the agreement.   The Company issued 100,000 shares upon execution of the Bill of Sale; the balance of the shares will be issued in increments of 300,000 shares each time the Company accumulates net revenues of $2,000,000 from the utilization of the technology.  The Company has presented this technology as other intangible assets on the balance sheet and recorded a liability for the remaining shares to be issued.  The assets have not been place in service.

Note 14. Commitments and Contingencies

In July 2006, the Company entered into an equity line of credit agreement with eFund Small Cap Fund II, LP.  Under the terms of the agreement, eFund will be granted warrants to purchase 5,000,000 shares of the Company’s stock contingent upon the Company’s drawing down on the line of credit.  The agreement also provided that the Company was to issue 1,000,000 shares of stock upon execution of the agreement with an additional 4,000,000 shares to be issued as follows: 1,000,000 shares issuable upon the first Put; 1,000,000 shares upon the funding of $1,000,000 under the equity line, and 1,000,000 shares per each funding of $500,000.  As of September 30, 2008, the Board has authorized the issuance of the full 5,000,000 shares.  However, 4,000,000 are being held in reserve until the transaction is completed.  These shares will be recorded at their grant date fair value at that time.

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

•

Future minimum annual payments expected under the operating lease are as follows:

Year Ending December 31,	Amount
2008	$30,371
2009	121,485
2010	122,415
2011	18,000

Total	$292,271

Note 14.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

Note 15.  Legal Proceedings

The Company, through its former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement.  Subsequent to December 31, 2007, HPCU and the Company entered into a settlement agreement.  The Company paid  $5,000 upon signing of the document and will pay a monthly payment of $1,000 per month through February 2009.  A balloon payment of $24,000 is due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of September 30, 2008, payments totaling $9,000 have been made.

Waterville Associates.   The Company entered into a consulting service agreement with Waterville Associates on March 20, 2007.  The agreement called for certain services by Waterville Associates which included: (a) Posting information about the Company on their web site, (b) Production of an 8 to 10 page research report providing data on HSNI, and (c) Assisting the Company in the creation of capital to implement its business plan.  The Company agreed to compensate Waterville for their services by issuing shares on the Company’s common stock as these services were performed.  The Company has not received any of the services by Waterville as outlined in the agreement.  Waterville is seeking a claim for compensation as provided for in the agreement.  Management believes that the lawsuit is without merit and will prevail in the counterclaim it has filed against Waterville.

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

HSNI has entered into a joint venture with HumaClean, a Texas based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico and the next site has been designated as Monterey, Mexico.  The Company believes that revenue from these activities will begin to be recorded in the fourth quarter of 2008 and the first order of its processed soil has been received for in excess of $2,000,000.  The Company has agreed to advance $800,000 to the venture and this will be paid back before the year end.  As of September 30, 2008 the Company had advanced $750,000 to the venture.  The terms of the pay-back call for the initial revenue to be used to repay the advance, however the Company at its discretion can allow a portion of the repayment to be left in the Venture for working capital.

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

In July 2008, the Company announced that it has filed an application to patent its Mobile PureWater System. This transportable system filters and purifies up to 90,000 liters of water per day by pumping it from a contaminated water source and treating it within the system itself. The unit is powered by solar, wind, diesel generator or vehicle alternator dispatch and requires no external power source.  In August of 2008, the Company announced that it sold 10 Mobile Water Treatment System units subject to final testing and delivery of the working prototype to a private charitable organization that funds humanitarian projects worldwide. These units will be tested in the U.S. for use as part of a response system to environmental catastrophes.

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

Financial Condition and Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2008 and 2007

Product Sales

For the three months ended September 30, 2008, revenues from product sales increased by 2%, or $236 as compared to the same period a year ago, primarily due to a increase in activation revenue and monitoring fees for tracking devices.  For the nine months ended September 30, 2008, revenues from product sales decreased by 35%, or $24,717 as compared to September 30, 2007.

Cost of Sales

For the three months ended September 30, 2008, cost of product sales increased by 346%, or $7,975 as compared to the same period a year ago, primarily due to the increase cost of monitoring the tracking devices and their related costs.  For the nine months ended September 30, 2008, cost of product sales decreased by 46%, or $21,006 as compared to September 30, 2007 due to the decreased sales of tracking devices as compared to the same period a year ago.

Operating Expenses

Operating expenses incurred were $258,808 and $319,142 respectively for the three months ended September 30, 2008 and 2007.  Operating expenses incurred were $1,385,374 and $735,829, respectively for the nine months ended September 30, 2008 and 2007.

Significant expenditures for operating expenses for the three and nine months ended September 30, 2008 and 2007 were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Compensation and benefits	121,352	191,622	347,343	465,267
Office occupancy and equipment	28,309	24,209	70,164	54,782
Professional and consulting fees	63,705	70,483	224,639	147,759
Sales development	16,000	-	473,396	-
Depreciation and amortization	15,153	1,922	32,993	5,099
Marketing expense	1,530	129	32,280	129
Other debt settlement fees	1,750	-	171,632	-
Other operating expense	11,009	30,777	32,927	62,793
Total expenses	258,808	319,142	1,385,374	735,829

Compensation and benefits decreased by $70,270 and $117,924, respectively, for the three and nine months ended September 30, 2008 as compared to the same periods a year earlier primarily due to a decrease in accrued employee benefits expense.

Office, occupancy and equipment increased by $4,100 and $15,382, respectively for the three and nine months ended September 30, 2008 as compared to the same periods a year earlier primarily due to an increase in rent and associated rent expense as a result of opening a new office in Keasbey, NJ.

Professional fees decreased by $6,778 and increased by $76,880, respectively, for the three and nine months ended September 30, 2008 as compared to the same periods a year earlier primarily due to varying needs related to legal counsel and accounting services.

Depreciation and amortization expense increased $13,231 and $27,894, respectively for the three and nine months ended September 30, 2008 as compared to the same periods a year earlier due to the depreciation of leasehold improvements made to the Keasbey, NJ office in 2008 and amortization of capitalized software acquired in September 2007.

The Sales development and marketing expenses increased $17,401 and $505,547, respectively for the three and nine months ended September 30, 2008 as compared to the same periods a year earlier due to the Company entering the water purification industry and aggressively pursuing this business during 2008.  The Company utilizes the services of several consultants to establish business relationships which include foreign governments, domestic government agencies, partnerships with United Nations groups and humanitarian organizations.

Other debt settlement fees increased $1,750 and $171,632 for the three and nine months ended September 30, 2008 as compared to the same periods a year earlier due to the Company incurring additional fees related to the settlement of notes by common stock.

Interest Expenses

Interest expense as an other expense decreased by $2,289 and $62,981, respectively for the three and nine months ended September 30, 2008 as compared to the same periods a year earlier, primarily due to the settlement of certain outstanding debt from issuances of common stock.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $1,359,846 and $710,250 for the nine-month periods ending September 30, 2008 and 2007, respectively.  In 2008, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from: issuances of additional common stock; notes payable and advances from related parties; and from the sale of tracking devices along with the associated airtime charges of these devices.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	For the Nine Months Ended September 30,
	2008	2007
Cash provided by (used in):
Operating activities	$(1,247,941)	$(221,850)
Investing activities	(109,676)	(4,800)
Financing activities	1,357,850	226,479
Increase/(decrease in cash)	$233	$(171)

Net cash used in operating activities for the nine months ended September 30, 2008 increased to $1,247,941 from net cash provided by operations of $221,850 for the nine months ended September 30, 2007 primarily due to increased spending related to the Company entering the water purification industry.  The Company increased spending for sales development and advanced $750,000 under its joint venture agreement with Huma Clean of Palestine, Texas.

Net cash used by investing activities was $109,676 for the nine months ended September 30, 2008 compared to net cash used by investing activities of $4,800 for the nine months ended September 30, 2007 as a result of disbursements for leasehold improvements and office furniture for the subleased space located at 140 Smith Street, Suite 200, Keasbey, New Jersey.

Net cash provided by financing activities was $1,357,850 for the nine months ended September 30, 2008 compared to net cash provided by financing activities of $226,479 for the nine months ended September 30, 2007 as a result of financing the purchase of the other intangible assets and the advances and notes payable obtained from related parties.

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

Waterville Associates.   The Company entered into a consulting service agreement with Waterville Associates on March 20, 2007.  The agreement called for certain services by Waterville Associates which included: (a) Posting information about the Company on their web site, (b) Production of an 8 to 10 page research report providing data on HSNI, and (c) Assisting the Company in the creation of capital to implement its business plan.  The Company agreed to compensate Waterville for their services by issuing shares on the Company’s common stock as these services were performed.  The Company has not received the any of the services by Waterville as outlined on the agreement.  Waterville is seeking a claim for compensation as provided for in the agreement.  Management believes that the lawsuit is without merit and will prevail in the counterclaim it has filed against Waterville.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended September 30, 2008, the Company issued the following securities without registration under the Securities Act of 1933 :

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

In June 2008, 400,000 shares of common stock were issued in settlement for the $50,000 promissory note with Galactic Technology, LLC for working capital funding entered into during the second quarter of 2008. The 400,000 shares were valued at $0.125 per share.

In September 2008, 50,000 shares of common stock were issued to a related party as additional consideration for working capital advances made directly to the Company in the 1st quarter of 2008.  The 50,000 shares valued at $0.0215 per share total $1,075 and represent the average market price of the Company’s stock at the time the working capital advances were made during February 2008.

In September 2008, 180,000 shares of common stock were issued in settlement for the working capital advances made directly to the Company in the 3rd quarter of 2008 totaling $45,000. The 180,000 shares valued at $0.25 per share.

In September 2008, 1,700,000 shares of common stock were issued in settlement for the working capital advances made directly to the Company in the 3rd quarter of 2008 totaling $85,000. The 1,700,000 shares valued at $0.05 per share.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

On October 20, 2008, the Company ,doing business as Global Ecology Corporation (GEC), announced that it has successfully completed the sale of its GPS Technology to Global Safety Holdings (GSH). Under the financial terms of the sale, GEC will receive a minimum of $4 million over GSH’s initial three or more years of operation. GEC also will receive 3,111,111 shares (10% of current issued and outstanding) of GSH, which can be diluted only by the infusion of a third party cash infusion. Based on current projections as provided by GSH this sale is expected to be worth approximately $15 million in net income to GEC over the next three years.

Although the GPS business is no longer considered to be a part of its core business, the Company will continue to develop its U.S. and Mexico markets for the foreseeable future under license to GSH.

GSH has a contract with the Open Joint Stock Company (OJSC / Finance Leasing Co.) of Moscow to provide GPS products and tracking services. The contract runs through December 2020 and is valued at more than $1.8 billion. The initial order is for 100,000 units to be delivered through July 2009 with subsequent annual orders to be increased by 15,000 units through the 2020 end of the contract. GSH anticipates additional contracts of smaller size will be generated from their relationships within the 15 additional countries in the Russian Federation.

Item 6.  Exhibits

Exhibit	Exhibit Description
2.1	Acquisition Agreement (incorporated here by reference to Exhibit 2.1 of HSNI’s August 31, 2004 Form 8-K).
3.1	Amendments of Articles of Incorporation (incorporated by reference to Exhibit C of HSNI’s February 7, DEF 14C).
10.1	Software and Firmware Purchase Agreement Dated September 18, 2006 (Rodwell Software Systems, Inc.).
10.2	EFund Capital II, LP (incorporated here by reference to Form 8K filed September 12, 2006).
10.3	Monet Acquisition, LLC Agreement (incorporated here by reference to Form 8-K filed September 26, 2006).
10.4	Distribution License Agreement between Homeland Security Network and Ph Solutions, Inc. (filed on Form 10-Q on May 20, 2008).
10.5	Joint Venture Agreement with Huma Clean, LLC dated March 28, 2008 (filed herewith).
10.6	Asset Purchase and Sale Agreement with Global Safety Holdings, Corp. (filed on Form 8-K on October 1, 2008 and incorporaed herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homeland Security Network, Inc.
Registrant

/s/ PETER UBALDI
Peter Ubaldi
Chief Executive Officer and Principal Accounting Officer

Dated: November 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Peter Ubaldi Peter Ubaldi	Chief Executive Officer & Director and Principal Accounting Officer	November 14, 2008

/s/ Joseph Battiato	Director and Chairman	November 14, 2008
Joseph Battiato

/s/ Roy Pardini	Director	November 14, 2008
Roy Pardini