Form 10-K
period 2008-12-31
Homeland Security Network, Inc.
filed 2009-04-15
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☒    No  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange

Act from their obligations under those Sections.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                               Yes  ☒    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive

Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant based on the average of bid and ask price of our common stock as of June 30, 2008, was $31,906,752.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  325,502,717 shares of Common Stock, $.001 par value, as of April 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

FORM 10-K

YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

Part I

Part II

Part III

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-KSB for the period ended December 31, 2008 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Homeland Security Network, Inc. (collectively, with its subsidiaries, “HSNI” or the “Company”) with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, HSNI also provides forward-looking statements in other materials HSNI releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in HSNI’s quarterly reports on Form 10-QSB and current reports on Form 8-K filed with the SEC.

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

PART I

ITEM I.  BUSINESS

The Company

The Company is a Nevada corporation formed in 1986. HSNI’s principal executive office is located at 7920 Beltline Rd, Suite 770, Dallas, TX 75254. HSNI’s telephone number is (972) 386-6667. HSNI’s website is www.hsni.us.

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

The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business.  HSNI predominantly targets markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. The Company provides the GPS tracking industry with state-of-the-art software, as well as its ability to provide low cost tracking hardware, and its ability to offer a cost-effective data transmission fee. The Company's GPS products incorporate map tracking and trailing, geo-fencing alerts for designated parameter infringements, and the ability to control vehicle functions with voice commands from its customers’ web-enabled mobile phones or personal computers, via the company's internet website system software.

In the fourth quarter of 2007, the Company began investing in a new industry. HSNI has secured distribution rights to a patented water restoration technology, which represents a substantial opportunity in the multi-billon dollar global water purification market.  The Company has proposed the use of its services in the United States and several foreign counties. The Company is in the process of changing its name to Global Ecology Corporation.  Management has decided that this new name will better reflect the new direction of the Company into various forms of environmental restoration.  A substantial part of the Company’s business will be conducted internationally and the new name will help establish this presence.

The Company has supported a number of events at the United Nations and has established itself as a strategic partner with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations.   Peter Ubaldi, President and CEO of The Company, has been appointed as Chairman of IREO’s Water Restoration Committee.  The Company has proposed its remediation technology for contaminated bodies of water in South and Central America as part of its expanding marketing efforts.

HSNI has entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and the Company is hopeful that the next sites will be located in the United States.   The Company initially believed that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violent activities which have occurred in the City of Juarez and the surrounding area have taken the government officials’ focus away from the building and expansion of their farmlands. This has directly impacted the first $2,000,000 order.  Nevertheless, the Joint Venture continues to produce “Gourmet Soil” and discussions are in progress with substantial new buyers.  The Company has advanced $780,000 to the venture.  The terms of the agreement call for the initial revenue to be used to repay the advance, however the Company at its discretion can allow a portion of the repayment to be left in the Venture for working capital.

Plan of Operation

In August 2004, the Company ceased its activities in the automobile finance business and has completed the orderly liquidation of its auto receivable portfolio. Its focus is in several new markets such as products for the GPS industry, the water purification industry and the soil remediation industry.  The Company anticipates this business will capitalize on rapidly emerging, largely under-served, GPS tracking markets and the worldwide need for water purification.

The Company completed the purchase of the software which supports its GPS tracking technology from Rodwell Software Systems, Inc. (“RSSI”) with the issuance of 8,855,760 shares of its R-144 common stock for a total purchase price of $116,682.

The purchase from RSSI provides the Company with technology products and support services for tracking and recovering valuable mobile assets.  HSNI's plan further incorporates engaging and developing strategic alliances with third party sale and installation entities and distributors that have a marketing presence in the commercial and government sectors. The Company expects these types of engagements to be particularly beneficial and anticipates the results of such alliances to create name recognition for the Company.

In September 2008, the Company entered into a contract with Global Safety Holdings Corp., (“GSH”) a U.S privately held company with a substantial presence in Russia.  The Company has sold the rights to their technology to GSH for use through Europe and Asia but specifically in Russia.  HSNI has received a 10% non-dilutive interest in GSH and a percentage of the Company’s cash flow.  HSNI has also retained its rights exclusively to this technology in the United States and Mexico.

The Company expects to generate sustaining revenues derived primarily from the sale and installation of its GPS products and components to domestic end users and third party users generated from non-prime finance companies and “buy here, pay here” companies.  Additionally, the Company expects to generate revenues relating to the sale of service contracts, for which terms of service are anticipated to range from 12 to 36 months, as well as subsequent renewals of previous service contracts.

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

In the fourth quarter of 2007, the Company began investing in a new industry. HSNI has secured distribution rights to a patented water restoration technology, which represents a substantial opportunity in the multi-billon dollar global water purification market.  The Company has proposed the use of its services in the United States and several foreign counties.

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

The Company has supported several events at the United Nations the last of which was a dinner reception as part of the Company’s association with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations. In attendance were Ambassadors, Government Officials and entertainment celebrities.  Peter Ubaldi, President and CEO of The Company, has been appointed as Chairman of IREO’s Water Restoration Committee.

HSNI has also entered into a joint venture with Huma-Clean, LLC, a Texas based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico and the Company is hopeful that the next sites will be located in the United States.

Ultimately, the Company expects this activity to become a major business segment contributing sustaining revenues.

ITEM 1A.  RISK FACTORS

Limited Operating History of Present Business:

The prospects for the Company must be considered in light of the risks, expenses, difficulties and problems frequently encountered in transitioning a company into new business opportunities.

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

General Economic Conditions:

The Company’s GPS business is reliant upon the success of some of our country’s basic industries.  Sales of automobiles, light trucks and SUVs have always driven the need for GPS tracking devices.  The Company’s commercial markets include auto finance companies and small trucking fleets.  It is expected that the Company, through its efforts in the government sector and the sale of its technology internationally, will support any loss of volume in some of these more traditional markets. The water purification and soil remediation business is not expected to be as affected by general economic conditions as the GPS industry.  Since the reliance on pure water and soil for farmlands is essential to the operations of almost all economies, the Company does not anticipate economic challenges unless they are related to extraordinary circumstances.  The Company feels that the new technologies employed in this new business area will provide a cost effective solution where there has not been one in the past.

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

The Company will also experience competition in the water purification and soil remediation industries. Both of these segments rely on technologies that must satisfy numerous regulatory and compliance requirements which have already been overcome by the developers of the technology that the Company has licensed.  The Company is aligning itself with established professionals and experts in these industries. The Company anticipates that the new technologies which it will bring to the market should provide a competitive advantage.  However, there are large and well capitalized businesses that will offer competition that could make the Company’s progress into this new business segment difficult.

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

Dependence on Key Personnel:

The Company is highly dependent on the services of certain key employees. The Company has entered into an employment agreement with some, but not all such employees. The loss of certain key employees' services could have a materially adverse effect on the business and operations of the Company. In addition, the future success of the Company depends upon its ability to attract and retain qualified general personnel, which have sufficient and suited expertise in the GPS tracking industry tracking industry, the water purification industry and the soil remediation business.  There can be no assurance of success in attracting and retaining qualified personnel in the future.

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

Substantial Leverage:

Although substantially leveraged at the end of fiscal year 2008, in order to meet the ongoing working capital requirements of the Company, additional indebtedness may have to be incurred, perhaps resulting in a more highly leveraged capital structure. A highly leveraged capital structure could have adverse consequences, including:

•

Limiting the ability to obtain additional financing;

•

Requiring the use of operating cash flow to meet interest and principal repayment obligations;

•

Increasing the Company’s vulnerability to changes in general economic conditions and competitive pressures; and

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

Possible Other Risks:

In addition to all risks and assumptions including, but not limited to, those identified under this "Risk Factors" section, businesses are often subject to risks not foreseen or fully appreciated by management. In reviewing this report, investors and potential investors should keep in mind other possible risks that could be important. Among key factors that may have a direct bearing on the Company's results are competitive practices in GPS tracking industries and the environmental restoration business, the ability to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future research and development requirements of their products, commitments and expansion, and the impact of current and future laws and governmental regulations on operations.

Employees

At December 31, 2008, the Company employed a total of 5 people. No employees are covered by a collective bargaining agreement.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

The principal executive office of the Company is located at 7920 Beltline Rd, Suite 770, Dallas, TX 75254. Approximately 930 square feet of leased premises are at this location. The rent is approximately $13,000 per year. The lease expires in January 2011.

The Company leases space at 140 Smith Street, Suite 200 Keasbey, New Jersey 08832 for sales development. The lease is for one year with a one year renewal.  The annual rent is $108,000.  The lease commenced on January 1, 2007.

Rent expense totaled $100,160 and $53,417 for the years ended December 31, 2008 and 2007, respectively.

ITEM 3. LEGAL PROCEEDINGS

The Company is presently a party to legal proceeding as follows:

Plus 4 Credit Union FK/A Houston Postal Credit Union (“HPCU”).  The Company, through its formerly wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU had disputes over collection of certain auto finance receivables and general performance under the servicing agreement. In January 2008, HPCU and the Company reached a $41,000 settlement agreement.  The company was to pay $5,000 upon signing of the document and a monthly payment of $1,000 per month through February 2009. The total payments made to date under this arrangement are $9,000.  A balloon payment of $24,000 was due on March 1, 2009 but the Company is attempting to extend this date.  This settlement is secured by a $41,000 judgment.

Waterville Associates.  The Company entered into a contract for services to be provided by Waterville Associates.  The services to be received from Waterville included but were not limited to: the production of a research report, a display on the Waterville web site, access to their opt-in e-mail of potential investors and assistance in raising capital.  None of these services were rendered by Waterville.  The Company believes that the suit is without merit and in fact the Company’s attorney will counter-claim for substantial damages from Waterville’s non-performance.

Chris Verrone. In May 2008, Mr. Verrone loaned the Company $100,000 under a convertible note agreement. The note was converted to common shares during June 2008.  Subsequently, Mr. Verrone requested additional consideration, and even though the Company had no obligation to accommodate this request, the Chairman of the Company advanced him $25,000 on behalf of the Company and the Company signed an agreement to pay him an additional $75,000 within 60 days.  The Company was not able to meet this deadline and Mr. Verrone commenced litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company was traded on the OTC Bulletin Board but due to late filings, it has been put on the Pink Sheets.  There were several mitigating circumstances which created this event and although the Company appealed the decision it was unable to immediately regain Bulletin Board status.  However the Company has met and continues to meet the filing deadlines and will re-apply for Bulletin Board status during 2009.

.

The table below lists the high and low bid prices for each quarter of the last two fiscal years.

Bid Quotations*

Fiscal 2008:	Low	High
First Quarter	$0.009	$0.330
Second Quarter	0.135	0.480
Third Quarter	0.150	0.350
Fourth Quarter	0.006	0.040

Fiscal 2007:
First Quarter	$0.010	$0.019
Second Quarter	0.007	0.018
Third Quarter	0.004	0.023
Fourth Quarter	0.009	0.014

*These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and thus may not represent actual transactions.

Information Relating to the Company’s Voting Securities

Common Stock

Shares of Common Stock are the only voting securities of the Company.  Holders of the Common Stock are entitled to one vote on all matters presented to stockholders for each share registered in their respective names. As of March 31, 2009, there were 325,502,717 shares of Common Stock outstanding. The Series A and Series B Preferred Stock have no voting rights.

At December 31, 2008, there were approximately 524 holders of record of the Common Shares of the Company.

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

Recent Sales of Unregistered Securities

In February 2007, 8,757,443 shares of common stock were issued to Joseph Battiato for advances and consulting fees at $0.02 per share totaling $175,148. The share price during the period that the working capital advances were made and the consulting services were performed averaged $0.01 per share.  However Battiato agreed to settle the amounts due a price of $0.02 per share.

In February 2007, 3,000,000 shares of common stock were issued for legal services to Frederick C. Biehl at $0.02 per share totaling $60,000. Mr. Biehl agreed to accept the stock at a share price of 100% greater than the average trading value for the period during which the work was performed.

In February 2007, 3,080,000 shares of common stock were issued to Blaise Mazzoni, CPA for accounting services at $0.025 per share totaling $77,000. Mr. Mazzoni performed accounting, tax work and special projects for the Company.  He agreed to settle his invoice at $.025 per share while the stock had an average stock price during the time of his services of $0.01 per share.

In February 2007, 8,766,822 shares of common stock were issued to Jay Daleh for software development and support at $0.02 per share totaling $175,336. Mr. Daleh enhanced the system and assisted the Company in various presentations to end users.  The average selling price of the stock during the time of Mr. Daleh’s work was $0.01 per share.

In February 2007, 312,500 shares of common stock were issued for legal services at $0.04 per share totaling $12,500. The average share price for the period that the legal services were performed was $0.01 per share.

In February 2007, 1,000,000 shares of common stock were issued to a third party in consideration for accrued interest and extension of the maturity date of a $27,000 note payable that matured in May 2006. The note matures in December 2007.  Such shares of common stock were issued at par value and recorded at $0.02 per share totaling $20,000.

In June 2007, 5,000,000 shares of common stock were issued to Peter Ubaldi the President and CEO of the Company for accrued compensation for the calendar year 2006.  The amount due to Mr. Ubaldi was $250,000 but full settlement of this payable was agreed to by Mr. Ubaldi for $50,000.  The share price at the time of approval of the Board was $0.01 per share and Mr. Ubaldi accepted 5,000,000 shares as payment in full.

In June 2007, 5,000,000 shares of common stock were issued to Charles Norman the former CEO of the Company. The stock was issued at a value of $0.01 per share which represented a full settlement of any amounts due to Norman and separation from the Company. The value of this issuance which was the stock price at the time of approval of the Board was $0.01 per share or $50,000.

In June 2007, 5,500,000 shares of common stock were issued to an employee, Terry Ashley at $0.01 per share for accrued salary totaling $55,000 and separation from the Company.  The stock price of $0.01 was the value of the shares at the time of approval by the Board.

In June 2007, 6,000,000 shares of common stock were issued to Michael Dumont, an employee at $0.01 per share as a negotiated settlement for payment of accrued salary in the amount of $60,000 and separation from the Company. The share price of $0.01 was the value at the time that the stock issuance was approved.

In June 2007, 1,000,000 shares of common stock were issued to an employee, Donna Blohm for accrued salary and separation compensation at $0.01 per share which was the average trading price at the time that the issuance was approved.  The payment of accrued salary amounted to $10,000.

In June 2007, 15,645,551 shares of common stock were issued for repayment of advances made to the Company by Roy Pardini, Executive Vice President for $156,455.  This amount consisted of office furniture and improvements, rent and working capital as needed in the Dallas Texas operation.  In addition, there was accrued salary of $125,000 per year.  The shares were issued at a price of $0.01 per share which was the average trading price during the time of the advances.

In June 2007, 650,000 shares of common stock were issued for payment of commissions to Bob Williams a consultant, who marketed the Company’s GPS system to commercial end users.  The stock had a share price of $0.0096 at the time of the approved issuance and the fee was paid in full for $6,260.

In September 2007, 812,500 shares of common stock were issued for legal services to Jeff Conrad at $0.008 per share in the amount of $6,500. The amount due was for legal services performed prior to June 20, 2007 and for the ongoing retainer from the date of the new Retainer Agreement dated June 29, 2007. The stock was priced at the trading value on the date approved by the Board of $0.008 per share.

In September 2007, 2,500,000 shares of common stock were issued to Hawk Associates, Inc. for consulting, investor relations and media production services.  The amount due to Hawk was $20,000 and this amount was paid by the stock issuance at $0.008 per share.   The stock price was the price at the time of the signing of the contract with Hawk.

In September 2007, 9,350,152 shares of common stock were issued to Joseph Battiato for advances made to the Company during 2007 in the amount of $93,501.  The average stock price over the period that the advances were made to the Company was $0.01 per share.

In September 2007, 5,903,840 shares of common stock were issued to Rodwell Software Systems, Inc. for software development and support of the Company’s GPS system.  The amount represents the first two installments of 2,951,920 shares at $0.008 per share.  The stock price is the averaging trading price at the time that the issuance was approved and is valued at $47,231.

In September 2007, 200,000 shares of common stock were issued to Robert Dennett, CPA for accounting services performed for the Company.  The fee of $1,600.00 was paid using a stock price of $0.008 per share which was the average price during the month of issuance.

In September 2007, 3,000,000 shares of common stock were issued to William N. Utz, Esq. for consulting services under an agreement dated August 1, 2007.  The fee of $24,000 was a retainer for the ongoing services performed by Utz in the government and private sector.  The stock price of $0.008 used to determine the number of shares paid was the averaging trading price when the issuance was approved by the Board of Directors on September 4, 2007.

In January 2008, 2,951,920 shares of common stock were issued to two related parties as a final payment for the software purchase at $0.008 per share totaling $23,615. The stock value of $0.008 represents the selling price of the Company’s stock at the date performance was completed and the software accepted in September 2007.

In January 2008, 2,000,000 shares of common stock were issued to William O. Merritt, an employee pursuant to a Consulting Agreement dated November 30, 2007.   The 2,000,000 shares valued at $0.01 per share totaled $20,000; the share price represented the closing market price of the Company’s stock at the time the agreement was executed in November 2007 as no further performance was required at that time.

In January 2008, 500,000 shares of common stock were issued to Joseph Battiato, Chairman, for consulting services rendered to the Company under the terms of a consulting agreement dated March 1, 2005.   The 500,000 shares valued at $0.01 per share total $5,000 and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in December 2007.

In January 2008, 3,500,000 shares of common stock were issued to Joseph Battiato, Chairman, for consulting services (including but not limited to the introduction of the Company’s environmental restoration technologies) rendered to the Company under the terms of a consulting agreement dated June 1, 2007.   The 3,500,000 shares valued at $0.01 per share totaled $35,000 and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in December 2007.

In January 2008, 200,000 shares of common stock were issued to Robert Dennett for the payment of accounting fees accrued for the year ended December 31, 2007.   The 200,000 shares valued at $0.01 per share total $2,000 and represent the average market price of the Company’s stock at the time the services were performed in the 3 rd and 4th quarters of 2007.

In March 2008, 800,000 shares of common stock were issued to Larry Smith under an agreement to convert a promissory note to common stock of the Company. The 800,000 shares were valued at $0.01 per share, for a total of $7,975, which represents the conversion rate specified in the note agreement.

In March 2008, 10,000,000 shares of common stock were issued to Peter Ubaldi, President and CEO of the Company, at $0.025 per share for payment of accrued officer compensation for the year ended December 31, 2007 totaling $250,000.  The value represents the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in February 2008.

In March 2008, 9,409,533 shares of common stock were issued to Joseph Battiato, Chairman of the Company, at $0.009 per share in settlement of working capital advances made directly to the Company or indirectly to outside vendors on behalf of the Company during 2007.  The 9,409,533 shares were computed by taking the amount of the advances totaling $84,905 and dividing it by the market price of the Company’s stock at the time of each advance; the average of these stock prices is $0.009.

In March 2008, 5,000,000 shares of common stock were issued to Roy Pardini, Executive Vice President of the Company, at $0.025 per share for payment of accrued officer compensation for the year ended December 31, 2007 totaling $125,000.  The value represents the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in February 2008.

In March 2008, 200,000 shares of common stock were issued for the payment of accounting fees accrued for the year ended December 31, 2007 for Robert Dennett, CPA.   The 200,000 shares valued at $0.026 per share total $5,200 and represent the average market price of the Company’s stock at the time the services were performed during February 2008.

In March 2008, 1,500,000 shares of common stock were issued to William Merritt, an employee of the Company, at $0.02 per share for consulting services performed in his capacity as Managing Director of Business Development for the Company totaling $30,000.  The value of $0.02 per share represents the average market price of the Company’s stock at the time the services were performed in the fourth quarter of 2007 and first quarter of 2008.

In March 2008, 5,000,000 shares of common stock were issued to Joseph Pezzello at $0.02 per share for consulting services pursuant to an Employment Agreement dated February 1, 2008 for compensation totaling $100,000. The value represents the closing market price of the Company’s stock at the time the agreement was executed in February 2008.

In March 2008, 171,500 shares of common stock were issued to Robert Williams at $0.02 per share for commissions for marketing and sales of GPS products in 2007 totaling $3,430.  The value represents the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in its meeting on February 28, 2008.

In April 2008, the Company authorized the issuance of 5,000,000 shares of common stock to eFund Capital Management, LLC for compensation related to Equity Line of Credit Agreement which was prepared on August 9, 2006. While the Board of Directors has authorized this transaction, 4,000,000 shares are being held in reserve until the transaction is completed.  The 1,000,000 shares released were valued at $10,000, or $0.01 per share, which represented the market price of the Company’s stock at August 9, 2006, the effective date of the agreement. The one million shares were earned for the assistance and production of the Company’s Business Plan and general consulting fees performed for the Company.

In May 2008, 250,000 shares of common stock were issued to Sarah R. Speno, Esq. at $0.27 per share for payment of legal services performed in the current year.  The 250,000 shares valued at $67,500 represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in May 2008.

In June 2008, 355,930 shares of common stock were issued at an average price of $0.107 per share for payment of legal services performed under a retainer agreement dated April 2, 2008. The 355,930 shares valued at $38,000 represents the average market price of the Company’s stock at the time services were performed in 2007 and first quarter of 2008.

In June 2008, 50,000 shares of common stock were issued to Nicholas Milazzo as additional consideration for loaning the Company funds under a note agreement.  The 50,000 shares valued at $0.0215 per share totaling $1,075 represent the average market price of the Company’s stock at the time the note was entered into during February 2008.

In June 2008, 1,500,000 shares of common stock were issued to a creditor, Michael E. Madison at $0.01 per share in settlement of a note payable plus accrued interest from the Company for $15,900 dated September 22, 2007.  The terms of the note allowed the creditor to convert this note to 1,500,000 shares of the Company’s common stock in full settlement of the obligation, based on the terms of the original agreement in September 2007, when the share price was at $0.01.

In June 2008, 43,000 shares of common stock were issued to Market Pathways Financial Relations, Inc., a public relations and investor relations firm, at $0.15 per share for payment of public relations services performed in the current year.  The 43,000 shares valued at $6,450 represent the closing market price of the Company’s stock at the date the shares were issued in June 2008.

In June 2008, 400,000 shares of common stock were issued to Frederick C. Biehl, Esq. for payment of a $40,000 retainer for 2008 legal services.  The share price of $0.10 represented the average market price of the Company’s stock at the time the settlement was negotiated.

In June 2008, 400,000 shares of common stock were issued to Frank Tobias as additional consideration for working capital advances made directly to the Company in the 1st quarter of 2008.  The 400,000 shares were valued at $0.214 per share for a total of $85,400.  In addition, 1,428,571 shares of common stock were issued in settlement for the $300,000 promissory note entered into during the 1st quarter of 2008 and the related accrued interest of $5,000 in accordance with the conversion provision in the note agreement. The 1,828,571 shares were valued at $0.214 per share which represents the value of the liability settled divided by the number of shares being issued.

In June 2008, 200,000 shares of common stock were issued to Joseph Battiato, Chairman of the Company, as additional consideration for working capital advances he made directly to the Company in the 1st quarter of 2008.  The 200,000 shares were valued at $0.21 per share for a total of $42,000.  In addition, 714,285 shares of common stock were issued in settlement for the working capital advances made directly to the Company by Battiato in the 1st quarter of 2008 totaling $150,000. The 914,285 shares were valued at $0.21 per share, which represents the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in June 2008 and the conversion rate stated in the agreement.

In June 2008, 86,450 shares of common stock were issued to William O. Merritt, the Company’s Business Development Consultant, as additional consideration for working capital advances made directly to the Company in the 1st quarter of 2008.  The 86,450 shares were valued at $0.21 per share for a total of $18,155.  In addition, 309,523 shares of common stock were issued in settlement for the working capital advances made directly to the Company in the 1st quarter of 2008 totaling $65,000. The 395,973 shares valued at $0.21 per share represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in June 2008.

In June 2008, 168,831 shares of common stock were issued to Chris Verrone as additional consideration for working capital advances he made directly to the Company in the 1st quarter of 2008.  The 168,831 shares were valued at $25,084, or $0.15 per share, the closing market price of the Company’s stock on the date the shares were issued as no further performance was required at that time.  In addition, 285,714 shares of common stock were issued at the conversion rate stated in the agreement of $0.35 per share (the average trading price at the time of issuance was $0.21) in settlement of the note payable balance of $100,000.

In June 2008, 32,222 shares of common stock were issued to Richard Aubin, Esq. at $0.27 per share for payment of legal services to be performed in the current year.  The 32,222 shares were valued at $8,400, which was the cost of the legal services provided by Mr. Aubin. It was determined that the average share price during the time of the services along with a negotiated estimate for additional work would be $0.27 per share in 2008. The average share price at the time of the issuance was $0.21.

In June 2008, 100,000 shares of common stock were issued to Robert W. Elfstrom, an employee of the Company, under the terms of a bill of sale agreement dated June 6, 2008.   The 100,000 shares valued at $0.215 per share total $21,500 and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in June 2008.

In June 2008, 500,000 shares of common stock were issued to Vincent Nunez for the introduction to Huma-Clean, LLC, of Palestine, Texas.  Upon execution of an agreement, dated June 1, 2008, Nunez provided consulting for the Joint Venture transaction and related services.   The 500,000 shares valued at $0.24 per share total $120,000 and represent the average market price of the Company’s stock as of the date of the execution of the agreement since no further performance was required at that time.

In June 2008, 400,000 shares of common stock were issued in settlement for the $100,000 promissory note to Galactic Technology, LLC, for working capital funding entered into during the second quarter of 2008. The 400,000 shares were valued at $0.25 per share in accordance with the note agreement.  The share price at the time of the approval of the issuance was $0.24.

In September 2008, 50,000 shares of common stock were issued to Robert Tabacchi as additional consideration for working capital advances made directly to the Company in the 1st quarter of 2008.  The 50,000 shares valued at $0.035 per share total $1,750 and represent the average market price of the Company’s stock at the time the working capital advances were made during February 2008.

In September 2008, 180,000 shares of common stock were issued in settlement of a working capital advance made directly to the Company by James Sherlock a third party, on May 7, 2008 for $45,000. The 180,000 shares were valued at $0.25 per share, which was the conversion rate specified in the note agreement, and the average trading price for the stock was $0.0457 per share.

In September 2008, 1,700,000 shares of common stock were issued to Frank Tobias in settlement for a working capital advance he made directly to the Company on August 25, 2008 for $85,000. The 1,700,000 shares were valued at $0.05 per share, which was the conversion rate established under the note agreement. The average trading value of the Company’s common stock during the month of September 2008 was $0.0457 per share.

Subsequent Sales of Unregistered Securities

Subsequent to year end, the Company issued 12,833,333 shares of common stock for services performed prior to December 31, 2008. These transactions were recognized as accrued expenses as of December 31, 2008. 2,266,667 shares were also issued subsequent to year end for services performed during 2009.

In February 2009, 1,000,000 shares of common stock were issued to an employee, Anthony Santora in lieu of a cash payment for services he performed on an ad hoc basis totaling $10,000.  The 1,000,000 shares were valued at $0.01 per share and represent the average market price of the Company’s stock during the period the services were performed.

In February 2009, 500,000 shares of common stock were issued to a third party; William N. Utz under an existing Consulting Agreement dated September 1, 2007 for consulting fees incurred in 2007 totaling $5,000.  The 500,000 shares were valued at $0.01 per share and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in February 2009.

In February 2009, 600,000 shares of common stock were issued to Frederick C. Biehl, Esq.  for payment of a $6,000 retainer for 2009 legal services.  The 600,000 shares were valued at $0.01 per share and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in February 2009.

In February 2009, 1,000,000 shares of common stock were issued to Letta Gorman, et.al  as a retainer for consulting fees totaling $10,000.  The issuance was composed of 900,000 restricted shares and 100,000 non-restricted shares that were valued at $0.01 per share and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in February 2009.

In February 2009, 500,000 shares of common stock were issued for payment of a $25,000 retainer for 2008 & 2009 legal services, of which, $17,500 has been expensed and accrued for the year ended December 31, 2008.   The 500,000 shares were valued at $0.05 per share. The Company’s closing market price for its stock at the time of the Board approval was $0.01 per share.

In February 2009, 5,000,000 shares of common stock were issued to Peter Ubaldi, President and CEO of the Company, at $0.05 per share for payment of accrued officer compensation for the year ended December 31, 2008 totaling $250,000. The closing market price of the Company’s stock at the time of the approval of this issuance was $0.01 per share.

In February 2009, 1,750,000 shares of common stock were issued in settlement for the $17,500 debt to Rex Draughn, CPA a third party for accounting services performed prior to 2008. The shares are to be held in escrow by an attorney for six months during which the Company or its designee will have the right to purchase all or part or the shares from the third party. The 1,750,000 shares were valued at $0.01 per share.

In February 2009, 3,000,000 shares of common stock were issued to settle the working capital advances made directly to the Company by a third party, Ken Loman prior to 2008 totaling $300,000. The 3,000,000 shares were valued at $0.10 per share.  It is agreed upon that if the price of the Company’s common stock does not reach an average of $0.10 per share for a period of 30 days after August 2009, the Company will issue additional shares to bring the total value of the common stock issued to a value of $300,000.

In February 2009, 1,250,000 shares of common stock were issued to Roy Pardini, Executive Vice President of the Company, at $0.05 per share for partial payment of accrued officer compensation for the year ended December 31, 2008 totaling $62,500. The closing market price of the Company’s stock at the time of the approval of the issuance was $0.01 per share.

In February 2009, the Company authorized the issuance of 500,000 shares of common stock to Financial Indemnity Insurance Company for compensation related to a Note and Pledge Agreement dated February 9, 2009.  The Agreement provides for a working capital loan in the amount of $107,500 to the Company. The issuance of these shares is a fee in addition to the interest rate on the note.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Since the end of 2007, the Company has entered the water purification industry and will aggressively continue to pursue this business.  Management believes that there is potential opportunity in this field and it has taken several steps to finalize a number of transactions which will potentially change the liquidity and capital of the Company. The new relationships which have been created include several foreign governments, domestic government agencies, partnerships with United Nations groups and humanitarian organizations. The Company has entered into a joint venture with a soil remediation company and considers this an additional opportunity to generate substantial revenue.  The results of these endeavors will not be realized until the second or third quarter of 2009.

 Management's Discussion and Analysis or Plan of Operations should be read in conjunction with the Audited Consolidated Financial Statements and related notes.  The results of operations for the period ended December 31, 2008 are not necessarily indicative of operating results expected for future reporting periods.

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

Revenues

Product Sales:

For the year ended December 31, 2008 sales revenues decreased by 36%, or $32,296 as compared to the same period a year ago, primarily because the Company elected to concentrate its efforts into developing water treatment and soil remediation technology rather than on the GPS business.

Other Income:

For the year ended December 31, 2008 revenue from sources categorized as other income increased by 100%, or $4,411 as compared to the same period a year ago, primarily due to income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools.

Cost of Sales

Product Sales:

For the year ended December 31, 2008 cost of product sales decreased by 25%, or $10,769 as compared to the same period a year ago, primarily due to a decrease in the purchase of product while the Company concentrated its efforts on developing water treatment and soil remediation technology.

Operating Expenses:

Operating expenses incurred were $2,019,215 and $1,009,516 respectively for the year ended December 31, 2008 and 2007.

Significant expenditures for operating expenses for the year ended December 30, 2008 and 2007 were:

	For the Year Ended December 31,
	2008	2007
Compensation and benefits	469,447	612,041
Office occupancy and equipment	127,917	69,046
Professional and consulting fees	280,983	232,646
Sales and product development	459,675	-
Depreciation and amortization	51,090	11,829
Marketing expense	109,780	129
Bad debt expense	1,481	-
Impairment expense	130,000
Other debt settlement and loan fees	283,632	-
Other operating expense	105,210	83,825
Total expenses	2,019,215	1,009,516

Compensation and benefits decreased by $142,594 for the year ended December 31, 2008 as compared to the previous year primarily due to a decrease in staff and the related employee benefits expense.

Office, occupancy and equipment increased by $58,871 for the year ended December 31, 2008 as compared to the previous year primarily due to an increase in rent and associated rent expense as a result of opening a new office in Keasbey, NJ in 2008 offset by a decrease in rent and associated rent expense as a result of moving to less expensive space in Richardson, Texas during 2007.

Professional fees increased by $48,337 for the year ended December 31, 2008 as compared to the previous year primarily due to increased needs related to legal counsel, accounting fee requirements, and consulting fees mostly related to SEC compliance.

Depreciation and amortization expense increased $39,261 for the year ended December 31, 2008 as compared to the previous year due to the depreciation of leasehold improvements and furniture for the Keasbey, NJ office in 2008 and full year of amortization of capitalized software acquired in September 2007.

The Sales development and marketing expenses increased $569,326 for the year ended December 31, 2008 as compared to the previous year due to the Company entering the water purification industry and aggressively pursuing this business during 2008.  The Company utilizes the services of several consultants to establish business relationships which include foreign governments, domestic government agencies, and partnerships with United Nations groups and humanitarian organizations.

Impairment expense of $130,000 represents the write-off of amounts invested in a potential acquisition during the year ended December 31, 2008.

Other debt settlement fees increased $283,632 for the year ended December 31, 2008 as compared to the previous year due to the Company incurring additional fees related to the settlement of notes by common stock.

Interest Expenses

Interest expense decreased by $7,657 for the year ended December 31, 2008 as compared to the previous year primarily due to the settlement of certain outstanding debt from issuances of common stock.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $1,988,960, and net losses of $2,156,875 for the year ended December 31, 2008. In 2008, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from:  issuances of additional common stock; notes payable and advances from related parties; and proceeds from the sale of tracking devices and airtime.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year Ended December 31,
	2008	2007

Cash provided by (used in):
Operating activities	$(546,874)	$(23,984)
Investing activities	(1,030,388)	-
Financing activities	1,577,286	$22,975

Increase (decrease) in cash	$24	$(1,009)

Net cash used in operating activities for the year ended December 31, 2008 increased by $522,890 from cash used in operations for the previous year ended due primarily to the following specifics:

•

Common stock issued for professional fees, services and compensation increased by 333,331.

•

Depreciation and amortization expense increased by $39,261 due to a full year of amortization related to the capitalized software and depreciation of expenditures for furniture, fixtures and leasehold improvements made during 2008.

•

Common stock issued for debt settlement and loan fees increased by $233,632.

•

Impairment of other investment of $130,000.

Net cash used by investing activities increased by $1,030,388 for the year ended December 31, 2008 as a result of $120,388 in expenditures for furniture, fixtures and leasehold improvements to open the new office in Keasbey, NJ during 2008 and $780,000 in advances made to Huma-Clean, LLC, and $130,000 investment in a third party in conjunction with plans to acquire it. This $130,000 investment was fully impaired as of December 31, 2008.

Net cash provided by financing activities increased by $1,554,311 for the year ended December 31, 2008 compared to the prior year ended due to increased borrowing for entry into the water treatment and soil remediation projects implemented in 2008 and general operating needs.

Market for Common Stock; Volatility of Prices

There has been a significant increase in the public trading market for Common Shares of the Company. There can be no assurance that a regular trading market for the Common Shares will stay at this level.  Management believes that this trading volume is a result of the development of the Company’s new industry focuses in water purification and soil remediation. The market price of the Common Shares could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of operations of the Company or other companies in the GPS tracking and environmental restoration industries, changes in conditions affecting the economy generally, analyst reports, general trends in industry, and other political or socioeconomic events or factors.

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

Intangible Assets:

Software development costs, recorded at cost, are amortized over five years, the expected useful life of the asset. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, comparing projected discounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Stock-Based Compensation:

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments, (“SFAS No. 123(R)”) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan.  In accordance with SFAS No. 123(R), shares issued are recorded based on grant-date fair value.

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to the information from what was disclosed in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 and the Company’s quarterly reports on Form 10-Q for periods ended September 30, 2008, June 30, 2008 and March 31, 2008. Refer to the Company’s December 31, 2007 annual report on Form 10-KSB and quarterly reports on Form 10-Q for periods ended September 30, 2008, June 30, 2008 and March 31, 2008 for information regarding quantitative and qualitative disclosures about market risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The following audited consolidated financial statements are attached to and filed as part of this report (please see pages 25-44):

•

Consolidated Balance Sheets for the Years Ended December 31, 2008 and 2007;

•

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007;

•

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007;

•

Consolidated Statements of Changes in Shareholders' Equity (Deficit) For the Years Ended December 31, 2008 and 2007; and

•

Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

▪

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

▪

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s Report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In January of 2008, the company filled a vacancy on its Board of Directors.  The company appointed Joseph Battiato as a Director and Chairman of the Board of Directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Members of the Board of Directors are elected to serve until the next annual meeting or until their successor is elected and qualified. As of March 31, 2009, the date of the next annual meeting has not been selected. The Company presently contemplates that should a 2009 Annual Meeting of Shareholders be held, the newly elected Directors will hold a regular annual meeting of the Board of Directors. If a regular meeting is not held, the Directors will sign a unanimous consent in lieu of holding the meeting and will re-elect certain current officers and add new officers and directors for the coming year.

The Executive Officers and Directors of the Company as of March 31, 2009 are:

NAME

AGE

POSITION

DIRECTOR SINCE

Peter Ubaldi

63

Chief Executive Officer

2004

President, Principal Accounting

Officer and Director

Joseph Battiato

52

Director and Chairman

2008

Roy Pardini

64

Executive Vice-President

2006

And Director

Peter Ubaldi .  Mr. Ubaldi has worked in the finance industry for thirty-six years. Mr. Ubaldi began his career with a major CPA firm and has since specialized in various finance-related industries as an investment banker and executive manager. Mr. Ubaldi has extensive experience with major banking institutions, as well as specialty finance and equipment leasing companies. Mr. Ubaldi had been the comptroller of one of the country’s first publicly traded auto and equipment leasing companies.

Joseph Battiato . Mr. Battiato has over 34 years experience in the financial industry and capital markets.  He was a principal in Ellington Management Group, where he is responsible for the acquisition, valuation and surveillance of whole loan mortgages and mortgage-backed transactions.  He previously served as president of Riverside Professional Services a consulting firm providing assistance during mergers and acquisitions.  Prior to that, Battiato was president of Aegis Consumer Funding Group where he supervised all aspects of business operations and SEC compliance.

Roy Pardini.  Mr. Pardini has in excess of 35 years experience in the marketing and sales of various products and services to both consumers and commercial businesses.  Before joining the Company ten years ago, Mr. Pardini was divisional vice president for a national multi-billion dollar retail sales company. Mr. Pardini has extensive experience in the automotive industry and was able to initially develop the Company’s entry in that industry for its GPS products.  Mr. Pardini, over the years, has provided funding for the Company.

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

The Company is still undergoing several changes to its structure and operating procedures.  It has entered into an industry with products and services of global significance; water purification and soil remediation. For this reason the Company has not completed the adoption of a code of ethics but as soon as it is practical will be posted on the Company’s web site.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (10% owners) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. During preparation of this filing, we discovered that the reports required by Section 16(a) were not filed in connection with the securities issuances to our officers and directors during fiscal 2008.

Audit Committee

During the 2008 fiscal year, our Board of Directors performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performed some of the functions associated with a Nominating Committee. Generally, nominees for directors are identified and suggested by the members of the board or management using their business networks. The board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. We have elected not to have a Nominating Committee in that we are a company with limited operations and resources.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for each of the last three fiscal years, compensation paid by the Company in common stock for its Chief Executive Officer, President and Executive Vice-President. None of the next highly compensated officers serving on December 31, 2008 received more than $100,000 for fiscal 2008.

Long Term Compensation

Name/Principal	Fiscal Year	Annual Compensation		Awards and Payouts
Position		Salary	Bonus	Stock	Options	LTIP
				Awards	SARs
Peter Ubaldi

CEO & President	2008	$250,000	--	--	--	--

CFO & President	2007	$250,000	--	--	--	--

CFO & President	2006	$250,000	--	--	--	--

Roy Pardini:

Executive VP	2008	$125,000	--	--	--	--

Executive VP	2007	$125,000	--	--	--	--

Executive VP	2006	$125,000	--	--	--	--

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

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. However, the Board of Directors may establish a compensation committee once the company’s operations increase, which would consist of inside directors and independent members. Until a formal committee is established, our Board of Directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans

Stock Plan

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

On November 8, 2006, the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc., a Nevada Corporation, and any Affiliated Corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There are a total of 15,000,000 common shares in the Plan.  As of December 31, 2008, 12,600,000 shares had been issued under the Plan.

Compensation of Directors

No Directors fees were paid during fiscal 2008 or 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of December 31, 2008, concerning the beneficial ownership of Common Stock by all Directors and nominees, officers, all Directors and officers of the Company, as a group, and each person who beneficially owns more than 5% of the 310,402,717 outstanding shares of Common Stock, $.001 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated;

Name of Beneficial Owner (1)	Number of Shares	Percent of Class(2)
AutoCorp Acquisition Partners (1)	24,131	0.0078%

Peter Ubaldi, CEO and Director (1)	30,500,000	9.83%
Smith Street Holdings/J.Battiato	25,084,415	8.08%

Roy Pardini, Vice-President of Sales	18,517,862	5.97%
Beneficial Owners as a Group	74,126,408	23.88%
Directors and Executive Officers as a Group	74,126,408	23.88%

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

The Company does not file on these individuals’ behalf and solely reviews reports furnished to HSNI. The Company has reviewed its files with respect to fiscal 2008. The following persons failed to file timely or did not file a Form 3, Form 4 or Form 5 within fiscal year 2008: Charles Norman; and Peter Ubaldi.

ITEM 13. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Rodwell Software Systems, Inc.

The Company entered into an agreement dated April 16, 2007 with Rodwell Software Systems, Inc. (“RSSI”) regarding the Company's acquisition of all of the systems, software, data and technology developed by RSSI for the Company being used in the operation of its GPS tracking division.  The Company had been operating this system which they helped developed under a licensing agreement with RSSI since the Company entered the GPS industry.  The company issued to RSSI 5,903,840 shares of R-144 common stock during the year-ended December 31, 2007 and an additional 2,951,920 shares during the year-ended December 31, 2008.  RSSI also received as payment an option to acquire an additional 4,583,640 shares of R-144 common stock at $0.001 per share after the Company’s stock is trading for a period of 30 days at an average above $0.10 per share.

Monet Acquisition, LLC Agreement

On September 26, 2006, the Company entered into an agreement to sell 80% of the total issued and outstanding common stock of its wholly-owned subsidiary Pacific Auto Group, Inc. ("PAG") pursuant to a Stock Purchase Agreement by and between Homeland Security Network, Inc. and Monet Acquisition, LLC (“Monet”), a Delaware limited liability company. Monet agreed to assume certain liabilities of PAG in consideration of the stock purchase. Pacific Auto Group, Inc. will be operated and controlled totally independent of HSNI; however, it is the intention of HSNI to distribute the remaining 20% of the outstanding common stock of PAG that HSNI owns to its stockholders as a dividend as soon as the new owners of PAG complete their Business Plan and capitalize the new entity.

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

For other related party transactions see Financial Footnotes 10 and 14.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT FEES

Cornwell Jackson was our independent registered public accounting firm for the fiscal year ended December 31, 2008 and for the three quarters ended September 30, 2008.

Fees for audit services totaled approximately $66,000 and $65,000 in 2008 and 2007, respectively. There were no other fees paid to the Company’s independent registered public accounting firm.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICY AND PROCEDURES

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee.  During fiscal year 2007, the Board of Directors  adopted  policies  and  procedures  for the pre-approval of audit and non-audit  services  for  the  purpose  of  maintaining  the independence of our independent  auditors.  We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following twelve months. At  the  time  such  pre-approval  is granted,  the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that  management  will  not  be  called  upon  to  make judgment as to whether a proposed service  fits  within  the  pre-approved  services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may  not  be  exceeded  without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining the auditor's independence.

ITEM 15. EXHIBITS

Exhibit Index

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit	Exhibit Description
2.1	Acquisition Agreement (incorporated here by reference to Exhibit 2.1 of HSNI’s August 31, 2004 Form 8-K).
3.1	Amendments of Articles of Incorporation (incorporated by reference to Exhibit C of HSNI’s February 7, DEF 14C).
10.1	Software and Firmware Purchase Agreement Dated September 18, 2006 (Rodwell Software Systems, Inc.).
10.2	EFund Capital II, LP (incorporated here by reference to Form 8K filed September 12, 2006).
10.3	Monet Acquisition, LLC Agreement (incorporated here by reference to Form 8-K filed September 26, 2006).
10.4	Distribution License Agreement between Homeland Security Network and Ph Solutions, Inc. (filed on Form 10-Q on May 20, 2008).
10.5	Joint Venture Agreement with Huma Clean, LLC dated March 28, 2008 (filed herewith).
10.6	Asset Purchase and Sale Agreement with Global Safety Holdings, Corp. (filed on Form 8-K on October 1, 2008 and incorporaed herein by reference).
21.1	List of Subsidaries (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homeland Security Network, Inc.
Registrant

/ s/ PETER UBALDI
Peter Ubaldi
President, Chief Executive Officer and Principal Accounting Officer

Dated: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Peter Ubaldi Peter Ubaldi	Chief Executive Officer, Principal Accounting Officer & Director and President	April 15, 2009

/s/ Joseph Battiato	Director and Chairman	April 15, 2009
Joseph Battiato

/s/ Roy Pardini	Director	April 15, 2009
Roy Pardini

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Homeland Security Network, Inc.

We have audited the accompanying consolidated balance sheets of Homeland Security Network, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeland Security Network, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has suffered losses from operations, incurred negative cash flows from operations, and has a shareholders’ deficit at December 31, 2008 and 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Cornwell Jackson

Plano, Texas

April 15, 2009

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$857	$833
Accounts receivable – trade	8,278	8,793
Inventories	25,409	29,800
Total current assets	34,544	39,426
Property, plant and equipment, net of accumulated depreciation	93,946	1,311
Capitalized software, net of accumulated amortization	87,511	110,848
Other intangible assets	21,500	-
Investment in joint venture	780,000	-
Other long-term assets	1,124	1,124

Total assets	$1,018,625	$152,709

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$1,310,394	$1,279,693
Accounts payable and accrued liabilities to related parties	863,055	750,939
Advances from related parties	760,786	154,406
Current portion of notes payable to related parties	998,224	999,391
Current portion of notes payable	252,000	149,975
Amounts payable to credit unions	71,032	80,032
Line of credit	166,085	166,085
Total current liabilities	4,471,576	3,580,521

Long term notes payable, net of current portion	50,000	-

Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 310,402,717 and 261,015,238 shares issued and outstanding	310,403	261,016
Additional paid-in-capital	23,955,181	21,872,833
Accumulated deficit	(27,675,526)	(25,518,651)
	(3,053,212)	(3,028,072)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(3,452,952)	(3,427,812)
Total liabilities and shareholders’ deficit	$1,018,625	$152,709

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007

Revenues:
Sales	$58,082	$90,378
Cost of goods sold	32,238	43,007
Gross margin - product sales	25,844	47,371

Other income	4,411	-
Gross margin	$30,255	$47,371
Expenses:
Compensation and benefits	469,447	612,041
Office occupancy and equipment	127,917	69,046
Professional and consulting fees	280,983	232,646
Sales and product development	459,675	-
Depreciation and amortization	51,090	11,829
Marketing expense	109,780	129
Bad debt expense	1,481	-
Impairment expense	130,000
Other debt settlement and loan fees	283,632	-
Other operating expense	105,210	83,825
Total expenses	2,019,215	1,009,516
Loss from operations	$(1,988,960)	$(962,145)

Other income (loss):
Forgiveness of debt	-	85,059
Loss on assets	-	(18,913)
Interest expense	(167,915)	(175,572)
Other Income	-	16,535
Total other income (loss)	$(167,915)	$(92,891)

Net loss	$(2,156,875)	$(1,055,036)
Net loss per share, basic and diluted	$(0.007)	$(0.005)
Weighted average shares outstanding, basic and diluted	301,025,989	225,972,306

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,156,875)	$(1,055,036)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	51,090	11,829
Bad debt expense	1,481	-
Impairment of investment	130,000	-
Settlement expense	75,000	-
Loss on disposal of fixed assets	-	18,913
Common stock issued for interest expense	5,900	68,934
Common stock issued for services and compensation	390,350	57,019
Common stock issued for commissions	-	6,260
Common stock issued for debt settlement fees	233,632	-
Gain on cancellation of debt	-	(85,059)

Changes in:
Accounts receivable – trade	(966)	(8,793)
Inventories	4,391	(29,800)
Other assets	-	(1,124)
Accounts payable and other accrued expenses	719,123	922,873
Net cash provided (used) in operating activities	(546,874)	(23,984)

Cash flows from investing activities:
Purchases of property and equipment	(120,388)	(0)
Investment in joint venture	(910,000)	(0)
Net cash used in investing activities	(1,030,388)	-

Cash flows from financing activities:
Borrowing (repayment) under line of credit	(9,000)	-
Advances from related parties	951,536	-
Proceeds from notes payable	680,000	22,975
Repayments of advances from related parties	(45,250)
Net cash provided by financing activities	1,577,286	22,975

Net increase (decrease) in cash	24	(1,009)
Cash beginning of the period	833	1,842
Cash end of the period	$857	$833
Supplemental disclosure of non-cash financing activities:
Stock issued to settle related party advances, accounts payable and accrued expenses	$749,151	$1,480,662
Stock issued for acquisition of fixed assets	$-	$845
Conversion of payable to a note	$-	$95,000
Stock issued to settle notes payable	$602,975	$339,618
Stock issued to acquire intangible assets	$21,500	$23,615
Forgiveness of related party debt	$126,279	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

HOMELAND SECURITY NETWORK, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Deficit)

For the Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-In Capital	Preferred Stock – Series A
	Shares	Amount		Shares	Amount
Balance at December 31, 2006	175,536,430	$175,537	$19,887,845	4,086,856	$4,087
Common stock issuances	85,478,808	85,479	1,015,052	-	-
Fair value of warrant issued for software	-	-	45,836	-	-
Forgiveness of related-party debt	-	-	924,100	-	-
Net loss	-	-	-	-	-

Balance at December 31, 2007	261,015,238	$261,016	$21,872,833	4,086,856	$4,087
Common stock issuances	51,387,479	51,387	1,991,789	-	-
Forgiveness of related-party debt	-	-	128,559	-	-
Return of shares	(2,000,000)	(2,000)	(38,000)	-	-
Net loss	-	-	-	-	-

Balance at December 31, 2008	310,402,717	$310,403	$23,955,181	4,086,856	$4,087

	Preferred Stock – Series B		Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance at December 31, 2006	1,621,642	$352,643	1,817,000	(399,740)	$(24,463,615)	$(4,443,243)

Common Stock issuances	-	-	-	-	-	2,070,467
Fair value of warrant issued for software	-	-	-	-	-	-
Forgiveness of related-party debt	-	-	-	-	-	-
Net Loss	-	-	-	-	(1,055,036)	(1,055,036)

Balance at December 31, 2007	1,621,642	$352,643	1,817,000	(399,740)	$(25,518,651)	$(3,427,812)

Common Stock issuances	-	-	-	-	-	2,043,176
Forgiveness of related-party debt	-	-	-	-	-	128,559
Return of shares						(40,000)
Net Loss	-	-	-	-	(2,156,875)	(2,156,875)

Balance at December 31, 2008	1,621,642	$352,643	1,817,000	(399,740)	$(27,675,526)	$(3,452,952)

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information (i) for the year ended December 31, 2008; and (ii) for the year ended December 31, 2007.

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

Note 2. Significant Accounting Policies

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. When sources of information regarding the carrying values of assets, liabilities and reported amounts of revenue and expenses are not readily apparent, HSNI bases its estimates on historical experience and on various other assumptions that HSNI’s management believes to be reasonable for making such judgments. HSNI evaluates all of its estimates on an on-going basis and may consult outside experts to assist in HSNI’s evaluations. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue principally on two types of transactions – sales of products and wireless communication service fees. The products sold and bundled in the product offering include a radio transmitter, hosted software, and a data transmission network.  Revenue arrangements are accounted for under EITF No. 00-21: Revenue Arrangements with Multiple Deliverables since the company hosts the software and customers do not have the option to take possession of the software during the hosting period. The Company believes the multiple deliverable arrangements meet the separate units of accounting criteria under paragraph 9 of EITF No. 00-21. Accordingly revenue is recognized for the multiple deliverable arrangements as separate units of accounting since the radio transmitter can be used for purposes other than those associated with the service provided.  The units are manufactured for the Company by a subcontractor.  This subcontractor makes these units for other parties and they are sold with different programming.  Thus, the Company’s units could be reprogrammed by its customers and then used for other purposes.  The Company feels that this fact establishes that the delivered items should be recognized under the rules for separate units of accounting. Accordingly the Company’s product meets the three criteria established in paragraph 9 as follows: 1) the delivered item has value on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered items, since many firms provide similar services on both universal and custom devices; and 3) there is no general right of return.

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

The Company generally recognizes revenue on products sales upon shipment, which is prior to the installation of the related products on the consumer’s vehicle or other valuable assets, since the company is not responsible for the installation of the product and the revenue recognized is not contingent on the installation.  The Company’s policy is that there is no general right of return.

For revenues relating to the sale of wireless communication service, subscriptions are recognized over the life of the contract.  The term of service contracts offered ranges from 1 to 36 months with most customers being billed and making payments on a monthly basis.

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less are classified as cash equivalents on the Company’s balance sheet.

Accounts Receivable

Accounts receivable relating to the Company’s tracking device business consist of payments due from users of the products. In the normal course of business, the Company monitors the financial condition of the Company’s customer base.   As of December 31, 2008 and 2007, the Company has recorded a provision for uncollectible accounts of $133,250 and $133,250, respectively, related to a long-outstanding balance. The account deemed uncollectible relates to an individual customer; the Company has a note payable outstanding to an affiliated entity of the customer with a principal balance of $141,875 and $141,875 as of December 31, 2008 and 2007, respectively.  As the note payable terms do not have a right of offset, the Company has reserved the balance in full in accordance with its own accounting policies; however, the Company believes it has a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

Inventory

Inventory consists of the radio transmitter units sold in the GPS business and is carried at cost.

Property, Plant and Equipment

Furniture and equipment are carried at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the assets, which is three years.  Leasehold Improvements are carried at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the life of the lease.

Capitalized Software

The Company capitalizes certain computer software costs after technological feasibility has been established.  These costs are amortized utilizing the straight-line method over the software’s economic life, which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP-98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the development of applications.  For the years ended December 31, 2008, December 31, 2007, the Company capitalized $0 and $116,682, respectively, of expenditures relating to application development.

Goodwill and Intangible Assets

Goodwill and intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142").  Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized but instead are reviewed annually for impairment, or more frequently, if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable, or at least annually at December 31 of each year.  These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss.  The second step allocates the fair value of the reporting unit to the Company's tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess.  In the event that the Company determines that the value of goodwill or other intangible assets have become impaired, the Company will incur a charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Investment in Joint Venture

In March 2008, the Company entered into a joint venture agreement with Huma-Clean, LLC.  Under the terms of the agreement, the initial funding for the venture was to be $800,000, which was to be advanced in several installments by the Company.  This funding was to be in the form of a loan will that will be repaid out of the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to the Company and 50% to Huma-Clean, LLC.  As of December 31, 2008, the Company has advanced $780,000 under this agreement, which has been recorded on a cost basis.  The investment has not been recorded on an equity method basis because of the Company’s inability to exercise significant influence over the venture.

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

Fair Value of Financial Instruments

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes.  The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company’s adoption of the required portions of SFAS No. 157 as of January 1, 2008 did not have a material impact on the Company’s financial position, results of operations and cash flows.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), permitting entities to delay application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis.

Accordingly, the Company will prospectively apply SFAS No. 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value on a recurring basis beginning January 1, 2009.  SFAS No. 157 established a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels as follows.  The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

•

Level 1 – Observable inputs that reflect quoted prices in active markets for identical assets or liabilities in active markets.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data.

At December 31, 2008, the Company’s financial assets utilizing Level 1 inputs include cash and cash equivalents.  For these items, quoted current market prices are readily available.  The Company does not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

The following table presents information about the Company’s fair value hierarchy for financial assets as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$ 857	-	-	$ 857
Total assets	$ 857	-	-	$ 857

The carrying amounts of trade receivables and payables, accrued expenses and other current liabilities approximate fair value due to their short-term nature.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits companies to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  The Company did not elect the fair value option for any of its existing financial instruments other than those already measured at fair value.  Therefore, the Company’s adoption of SFAS No. 159 as of January 1, 2008 did not have an impact on the Company’s financial position, results of operations or cash flows.

Concentrations of Credit Risk

The Company maintains its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation secures each depositor up to $250,000.

Stock-Based Compensation

Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees , and related interpretations to account for the  employee and director stock options, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company accounted for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments , (“SFAS No. 123(R)”) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to the  employee stock purchase plan. In addition, the Company has applied the provisions of Staff Accounting Bulletin No. 107 (“SAB No. 107”), issued by the Securities and Exchange Commission, in the adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). For the years ended December 31, 2008 and 2007, the Company recognized no stock-based compensation expense under SFAS No. 123(R) relating to employee and director stock options, restricted stock units or the employee stock purchase plan.

Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-base payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma disclosures required under SFAS No. 123 for periods prior to 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS No. 123(R), the Company elected to use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees subsequent to January 1, 2006 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method. These methods were previously used for the pro forma information required under SFAS No. 123.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). Due to the historical net operating losses, the Company has not recorded the tax effects of employee stock-based compensation and has no APIC pool.

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to the historical net operating loss position, the Company has not recorded these excess tax benefits as of December 31, 2008 or December 31, 2007.

Recently issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. SFAS 141R is effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on the Company’s results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, in order to improve consistency between SFAS No. 142 and the period of expected cash flows to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” and other U.S. generally accepted accounting practices. This FASB Staff Position is effective for fiscal periods beginning on or after December 15, 2008. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP.  With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

Note 3.  Divestiture of Subsidiaries

On September 26, 2006, the Company entered into an agreement to sell 80% of the total issued and outstanding common stock of its wholly-owned subsidiary Pacific Auto Group, Inc. ("PAG") pursuant to a Stock Purchase Agreement by and between Homeland Security Network, Inc. and Monet Acquisition, LLC (“Monet”), a Delaware limited liability company. The Company agreed to indemnify Monet against any contingent liabilities of PAG and return 20% of the entity that could potentially have value in the future depending on the buyer’s future action with the entity in consideration of the stock purchase. Pacific Auto Group, Inc. will be operated and controlled totally independent of HSNI; however, it is the intention of HSNI to distribute the remaining 20% of the outstanding common stock of PAG that HSNI owns to its stockholders as a dividend.  This has not occurred as of December 31, 2008.

On May 24, 2007, the Company contributed 100% of the outstanding stock in its subsidiaries, American Finance Company (“AFCO”) and Autocorp Financial Services, Inc. (“ACFS”) to AFCO Receivables Funding Corp. (“AFCORF”).  After this reorganization, the Company sold 90% of its stock in ACORF to Monet Acquisition, LLC.  In conjunction with this transaction, the Company also issued a Promissory Note in the amount of $95,000 to Monet. The note bears interest at a rate of 10% per annum and is personally guaranteed by the President and CEO of the Company, Peter Ubaldi.

Note 4. Going Concern Uncertainty

The Company has incurred net losses in the years ended December 31, 2008 and 2007 and has had working capital deficiencies both periods.

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking a revolving credit facility for the purchase of inventory and various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The inventory financing and additional funding would alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its’ terms will be favorable or acceptable. Management is also seeking to renegotiate certain liabilities in order to alleviate the working capital deficiency.

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

	Years Ended December 31,
	2008	2007

Loss from operations	$(1,988,960)	$(962,145)
Other income (deductions)	(167,915)	(92,891)

Net loss	$(2,156,875)	$(1,055,036)

Note 5. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the years ended December 31, 2008 and 2007. See Note 22 for common stock transactions subsequent to December 31, 2008.

Note 6. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at December 31, 2008 and December 31, 2007:

Description:	December 31, 2008	December 31, 2007
Furniture, office and computer equipment	$110,517	$49,486
Leasehold Improvements	57,555	-
Software	3,987	2,185

	172,059	51,671
Less accumulated depreciation	(78,113)	(50,360)

Property and equipment, net	$93,946	$1,311

Note 7. Capitalized Software Costs

The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). SFAS No. 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and been determined viable for its intended use. Accordingly the Company did not capitalize any development costs other than product development costs acquired through a third party purchase. The Company capitalizes software through technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

During the year ended December 31, 2008, the Company acquired new software to operate and enhance its GPS systems.  The development costs of this software, which totaled $116,682, were capitalized and placed in service at the end of September 2007 and are being amortized over their estimated useful life of three years.  No such software development costs were capitalized during the year ended December 31, 2008.  Amortization expense of $23,337 and $5,834 was recognized related to this capitalized software during the years ended December 31, 2008 and December 31, 2007.

Capitalized software costs and accumulated amortization were as follows for the years ended December 31, 2008 and December 31, 2007.

	December 31, 2008	December 31, 2007
Software development costs	$116,682	$116,682
Less accumulated amortization	(29,171)	(5,834)

Capitalized Software, net	$87,511	$110,848

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount

2009	23,337
2010	23,337
2011	23,337
2012	17,500
Total	$ 87,511

Note 8.  Other Intangible Assets

On June 6, 2008, the Company acquired a mobile water purification plant and computerized ballast water distribution system from Robert Elfstrom.  The Company agreed to purchase these assets in consideration for 1,000,000 shares of the Company’s common stock to be issued as follows: 100,000 shares upon the execution of the Bill of Sale and the remaining balance of shares to be issued in increments of 300,000 shares each time the Company accumulates net revenues of $2,000,000 from the utilization of the technology.  The Company initially recorded the asset at the fair value of the full 1,000,000 shares at the date of the sale, which was $215,000, and recorded a liability for the remaining 900,000 shares to be issued.  As of December 31, 2008, no revenues had been generated from this technology and thus no additional shares have been issued.  Management has determined that it is more appropriate to reverse the liability for the remaining contingent shares and to reduce the value of the assets to the fair value of the 100,000 shares issued at execution of the agreement, or $21,500.  If and when the remaining shares are issued, they will be recorded as a royalty expense.

Note 9.   Investment in Joint Venture and Other

On March 27, 2008, the Company entered into a joint venture agreement with Huma-Clean, LLC of Palestine, Texas.  Huma-Clean is in the soil remediation industry and specializes in lake clean up and dredging, internationally.  The purpose of this joint venture was initially to execute and manage a sludge clean-up project in Mexico and subsequently seek out other mutually beneficial projects.  Under the terms of the agreement, the initial funding for the venture was to be $800,000 which was to be advanced in several installments by the Company.  This funding was to be in the form of a non-recourse loan that will be repaid through the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to Huma-Clean, LLC and 50% to the Company.  As of December 31, 2008, the Company has advanced $780,000 to Huma-Clean, LLC; this amount has been recorded on the Company’s balance sheet as a cost basis investment in a joint-venture based on the Company’s inability to exercise significant influence over the investment and the non-recourse terms of the loan.

During the year ended December 31, 2008, the Company advanced $130,000 to a third-party in conjunction with the third-party’s agreement to acquire another entity and all of its assets.  Per the terms of the agreement, as part of the purchase price, the third-party was to make two payments of $100,000 each in exchange for a convertible debenture from the entity being acquired.  Per the agreement, if the sale did not close, the third-party could elect to have the debenture, which has a maturity date of April 9, 2011, paid out of the net income of the entity.  The third-party planned to assign the agreements to the Company.  As of December 31, 2008, the Company has decided not to make the acquisition.  There is no formal documentation assigning the convertible debenture from the third-party to the Company and no efforts have been made to collect the money advanced.  Thus, as of December 31, 2008, management has fully the impaired the $130,000 advanced to the third-party.

Note 10.  Notes Payable to Related Parties

	December 31, 2008	December 31, 2007

The Company has two outstanding notes payable to a Director of the Company. The notes are for $195,000 and $91,874 and bear interest at 8% per annum. The notes matured in February 2007.	$286,874	$ 286,874
The Company has an outstanding note payable to an Executive and Director of the Company. The note does not bear interest and originally matured in July 2006. The Executive has agreed to extend the terms of the note until the Company has the funds to repay him.	216,150	216,150

In 2005, the Company obtained funds under a financing arrangement from a related third party. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8% per annum.  It originally matured on January 28, 2006, at which time the unpaid principal was $229,365.  Interest due on the note was $16,960.  The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007.  The note is uncollateralized and the proceeds were utilized for working capital.  Subsequent to year-end, the holder of the note has agreed to settle the balance due and the related accrued interest for shares of the Company’s common stock.

	246,325	246,325
In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006. The note is uncollateralized and the proceeds were utilized for working capital. The note is past due.	141,875	141,875
The Company had an unsecured note payable to a former Executive and Director bearing interest at 6% per annum which matured in July 2006. This was settled by conversion to shares of the Company’s common stock at the option of the holder.	-	13,167
The Company has a note payable to Monet Acquisition, LLC for additional consideration related to the sale of its subsidiaries in May 2007. The note bears interest at a rate of 10% per annum and matures on April 25, 2009. It is personally guaranteed by the CEO of the Company.	95,000	95,000
The Company entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, the Company was to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. No payments have been made related to this agreement. The note should have been recorded as of 12/31/07. The note is past due.	12,000	-
Total notes payable to related parties	$ 998,224	$ 999,391

Note 11.  Notes Payable

	December 31, 2008		December 31, 2007

In March 2006, the Company entered into a note payable for $27,000. This note bears interest at a rate of 7% per annum and originally matured on May 27, 2006. The maturity date was extended through December 31, 2007. As of December 31, 2008, no payments have been made on the principal balance. The note is past due.	27,000		27,000
In February 2006, the Company obtained funds under a financing arrangement bearing interest at 10% per year. The note matured on February 1, 2007 and is convertible into shares of the Company’s common stock at a fixed rate.	100,000		100,000
In July 2007, the Company entered into a promissory note bearing interest at 8% per year and maturing on November 30, 2007. The proceeds were used for working capital. The note was settled by conversion to shares of the Company’s common stock at the option of the holder.	-		7,975
In September 2007, the Company obtained $15,000 under a financing arrangement bearing interest at 12% per annum from a third party. The note was uncollateralized and the proceeds were utilized for working capital. The note and related accrued interest of $900 were settled by conversion to shares of the Company’s common stock at the option of the holder during 2008.	-		15,000

In February 2008, the Company entered into a promissory note for $50,000. The note bears interest at a rate of 12% per annum and matures on January 31, 2010. The note is convertible at any time to shares of the Company’s common stock at a fixed rate.	50,000		-
In March 2008, the Company entered into a promissory note for $50,000. The note bears interest at a rate of 10% per annum and matured on April 1, 2009. The note is convertible at any time to shares of the Company’s common stock at a fixed rate. The note is past due.	50,000		-
In March 2008, the Company entered into a promissory note for $300,000. The note accrued interest a rate of 10% per annum, which was payable annually. The note matured on April 1, 2009 and was convertible for shares of the Company’s common stock at a fixed rate. The note was converted to shares of the Company’s common stock at the option of the holder in June 2008.		-	-
In May 2008, the Company entered into a promissory note for $100,000. The note accrued interest at a rate of 12% per annum, which was payable annually, and had a maturity date of May 12, 2010. The note was converted to shares of the Company’s common stock at the option of the holder in June 2008.	-		-
In May 2008, the Company entered into a promissory note for $100,000. The note accrued interest at a rate of 10% per annum, which was payable annually, and had a maturity date of April 30, 2010. Only $50,000 was ever advanced under the note. The note was converted to shares of the Company’s common stock at the option of the holder in June 2008.		-	-
In July 2008, the Company entered into a promissory note for $45,000. The note accrued interest at a rate of 10% per annum, which was payable annually, and had a maturity date of April 30, 2010. The note was converted to shares of the Company’s common stock at the option of the shareholder in September 2008.		-	-
In August 2008, the Company entered into a promissory note for $85,000. The note accrued interest at a rate of 10% per annum, which was payable annually, and had a maturity date of September 1, 2010. The note was converted to shares of the Company’s common stock at the option of the shareholder in September 2008.		-	-
In September 2008, the Company entered into a $100,000 settlement agreement with an individual. $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008.	75,000		-
Total Notes Payable	$ 302,000		$ 149,175

Note 12.  Credit Union Participations

As of December 31, 2008, the Company no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through the Company’s former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, the Company was to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of December 31, 2008, payments totaling $9,000 had been made under the settlement agreement.   The remaining settlement obligation is past due.

Note 13. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions.  The outstanding balance totaling $166,085 at December 31, 2008 is in default. However, the Company is presently negotiating revised payment terms with the lender.

In April 2007 the President and CEO of the Company provided a line of credit in the amount of $50,000 to the Company from Atlantic Financial Advisors, Inc (“AFA”), a Corporation which is 100% owned by him. This line is used for the purchase of inventory of GPS hardware.  The Company is not required to keep additional inventory of GPS units because their suppliers have the capability to supply product immediately. Therefore, the Company will no longer need the Line of Credit provided by AFA and this will be re-paid as sales of the existing GPS units occur.

Note 14. Related Part Transactions

The Company entered into an agreement with Rodwell Software Systems, Inc. (“RSSI”) regarding the Company’s acquisition of all of the systems, software, data and technology developed by RSSI for the Company being used in the operation of its GPS tracking division.  The Company had been operating the system under a license agreement with RSSI since the Company entered into the GPS industry.  Under this agreement, the Company issued RSSI 5,903,840 shares of R-144 during the year ended December 31, 2007, an additional 2,951,920 shares in January 2008 and an option to acquire an additional 4,583,640 shares of R-144 common stock at $0.001 per share after the Company’s stock is trading for a period of 30 days at an average above $0.10 per share.

During the years ended December 31, 2008 and 2007, certain employees and/or officers advanced funds to the Company in order for the Company to meet its operating needs or made payments directly on the Company’s behalf.  Such advances have been recorded as liability on the Company’s balance sheet.  These amounts are loaned to the Company without any formal note agreement and do not bear interest.  They are payable on demand.  During the year ended December 31, 2008, amounts advanced to the Company under such informal agreements totaled $951,536.  As of December 31, 2008, $345,156 had been repaid through the issuance of stock or cash payments.  As of December 31, 2008 and December 31, 2007, the liability for advances from related parties was $760,786 and $154,406, respectively.

Certain revenues were derived from sales to related parties.

Note 15. Stock Plans

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expired on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of December 31, 2008, 1,990,289 shares had been exercised and issued under the Plan.

On November 8, 2006, the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan was intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc., a Nevada Corporation, and any affiliated corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 12,600,000 shares have been issued from the Plan as of December 31, 2008.

Note 16.  Sale of GPS Business

In September 2008 the Company entered into a contract with Global Safety Holdings Corp., (“GSH”), a U.S. privately held company with a substantial presence in Russia.  Under the terms of this agreement, the Company has sold the rights to their technology to GSH for use throughout Europe and Asia but specifically in Russia.  HSNI has received a 10% non-dilutive interest in GSH and a percentage of the Company’s cash flow.  HSNI has also retained its rights exclusively to market this technology in the United States and Mexico.  The Company recorded the transaction as a non-monetary exchange and assigned no fair value to the consideration given or received as currently no GPS operations exist in Russia; thus, the fair value of the consideration is contingent upon successful execution of the business model by GSH.

Note 17. Stock Transactions

In February 2007, 8,757,443 shares of common stock were issued to Joseph Battiato for advances and consulting fees at $0.02 per share totaling $175,148. The share price during the period that the working capital advances were made and the consulting services were performed averaged $0.01 per share.  However Battiato agreed to settle the amounts due a price of $0.02 per share.

In February 2007, 3,000,000 shares of common stock were issued for legal services to Frederick C. Biehl at $0.02 per share totaling $60,000. Mr. Biehl agreed to accept the stock at a share price of 100% greater than the average trading value for the period during which the work was performed.

In February 2007, 3,080,000 shares of common stock were issued to Blaise Mazzoni, CPA for accounting services at $0.025 per share totaling $77,000. Mr. Mazzoni performed accounting, tax work and special projects for the Company.  He agreed to settle his invoice at $.025 per share while the stock had an average stock price during the time of his services of $0.01 per share.

In February 2007, 8,766,822 shares of common stock were issued to Jay Daleh for software development and support at $0.02 per share totaling $175,336. Mr. Daleh enhanced the system and assisted the Company in various presentations to end users.  The average selling price of the stock during the time of Mr. Daleh’s work was $0.01 per share.

In February 2007, 312,500 shares of common stock were issued for legal services at $0.04 per share totaling $12,500. The average share price for the period that the legal services were performed was $0.01 per share.

In February 2007, 1,000,000 shares of common stock were issued to a third party in consideration for accrued interest and extension of the maturity date of a $27,000 note payable that matured in May 2006. The note matures in December 2007.  Such shares of common stock were issued at par value and recorded at $0.02 per share totaling $20,000.

In June 2007, 5,000,000 shares of common stock were issued to Peter Ubaldi the President and CEO of the Company for accrued compensation for the calendar year 2006.  The amount due to Mr. Ubaldi was $250,000 but full settlement of this payable was agreed to by Mr. Ubaldi for $50,000.  The share price at the time of approval of the Board was $0.01 per share and Mr. Ubaldi accepted 5,000,000 shares as payment in full.

In June 2007, 5,000,000 shares of common stock were issued to Charles Norman the former CEO of the Company. The stock was issued at a value of $0.01 per share which represented a full settlement of any amounts due to Norman and separation from the Company. The value of this issuance which was the stock price at the time of approval of the Board was $0.01 per share or $50,000.

In June 2007, 5,500,000 shares of common stock were issued to an employee, Terry Ashley at $0.01 per share for accrued salary totaling $55,000 and separation from the Company.  The stock price of $0.01 was the value of the shares at the time of approval by the Board.

In June 2007, 6,000,000 shares of common stock were issued to Michael Dumont, an employee at $0.01 per share as a negotiated settlement for payment of accrued salary in the amount of $60,000 and separation from the Company. The share price of $0.01 was the value at the time that the stock issuance was approved.

In June 2007, 1,000,000 shares of common stock were issued to an employee, Donna Blohm for accrued salary and separation compensation at $0.01 per share which was the average trading price at the time that the issuance was approved.  The payment of accrued salary amounted to $10,000.

In June 2007, 15,645,551 shares of common stock were issued for repayment of advances made to the Company by Roy Pardini, Executive Vice President for $156,455.  This amount consisted of office furniture and improvements, rent and working capital as needed in the Dallas Texas operation.  In addition, there was accrued salary of $125,000 per year.  The shares were issued at a price of $0.01 per share which was the average trading price during the time of the advances.

In June 2007, 650,000 shares of common stock were issued for payment of commissions to Bob Williams a consultant, who marketed the Company’s GPS system to commercial end users.   The stock had a share price of $0.0096 at the time of the approved issuance and the fee was paid in full for $6,260.

In September 2007, 812,500 shares of common stock were issued for legal services to Jeff Conrad at $0.008 per share in the amount of $6,500. The amount due was for legal services performed prior to June 20, 2007 and for the ongoing retainer from the date of the new Retainer Agreement dated June 29, 2007. The stock was priced at the trading value on the date approved by the Board of $0.008 per share.

In September 2007, 2,500,000 shares of common stock were issued to Hawk Associates, Inc. for consulting, investor relations and media production services.  The amount due to Hawk was $20,000 and this amount was paid by the stock issuance at $0.008 per share.   The stock price was the price at the time of the signing of the contract with Hawk.

In September 2007, 9,350,152 shares of common stock were issued to Joseph Battiato for advances made to the Company during 2007 in the amount of $93,501.  The average stock price over the period that the advances were made to the Company was $0.01 per share.

In September 2007, 5,903,840 shares of common stock were issued to Rodwell Software Systems, Inc. for software development and support of the Company’s GPS system.  The amount represents the first two installments of 2,951,920 shares at $0.008 per share.  The stock price is the averaging trading price at the time that the issuance was approved and is valued at $47,231.

In September 2007, 200,000 shares of common stock were issued to Robert Dennett, CPA for accounting services performed for the Company.  The fee of $1,600.00 was paid using a stock price of $0.008 per share which was the average price during the month of issuance.

In September 2007, 3,000,000 shares of common stock were issued to William N. Utz, Esq. for consulting services under an agreement dated August 1, 2007.  The fee of $24,000 was a retainer for the ongoing services performed by Utz in the government and private sector.  The stock price of $0.008 used to determine the number of shares paid was the averaging trading price when the issuance was approved by the Board of Directors on September 4, 2007.

In January 2008, 2,951,920 shares of common stock were issued to two related parties as a final payment for the software purchase at $0.008 per share totaling $23,615. The stock value of $0.008 represents the selling price of the Company’s stock at the date performance was completed and the software accepted in September 2007.

In January 2008, 2,000,000 shares of common stock were issued to William O. Merritt, an employee pursuant to a Consulting Agreement dated November 30, 2007.   The 2,000,000 shares valued at $0.01 per share totaled $20,000; the share price represented the closing market price of the Company’s stock at the time the agreement was executed in November 2007 as no further performance was required at that time.

In January 2008, 500,000 shares of common stock were issued to Joseph Battiato, Chairman, for consulting services rendered to the Company under the terms of a consulting agreement dated March 1, 2005.   The 500,000 shares valued at $0.01 per share total $5,000 and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in December 2007.

In January 2008, 3,500,000 shares of common stock were issued to Joseph Battiato, Chairman, for consulting services (including but not limited to the introduction of the Company’s environmental restoration technologies) rendered to the Company under the terms of a consulting agreement dated June 1, 2007.   The 3,500,000 shares valued at $0.01 per share totaled $35,000 and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in December 2007.

In January 2008, 200,000 shares of common stock were issued to Robert Dennett for the payment of accounting fees accrued for the year ended December 31, 2007.   The 200,000 shares valued at $0.01 per share total $2,000 and represent the average market price of the Company’s stock at the time the services were performed in the 3 rd and 4th quarters of 2007.

In March 2008, 800,000 shares of common stock were issued to Larry Smith under an agreement to convert a promissory note to common stock of the Company. The 800,000 shares were valued at $0.01 per share, for a total of $7,975, which represents the conversion rate specified in the note agreement.

In March 2008, 10,000,000 shares of common stock were issued to Peter Ubaldi, President and CEO of the Company, at $0.025 per share for payment of accrued officer compensation for the year ended December 31, 2007 totaling $250,000.  The value represents the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in February 2008.

In March 2008, 9,409,533 shares of common stock were issued to Joseph Battiato, Chairman of the Company, at $0.009 per share in settlement of working capital advances made directly to the Company or indirectly to outside vendors on behalf of the Company during 2007.  The 9,409,533 shares were computed by taking the amount of the advances totaling $84,905 and dividing it by the market price of the Company’s stock at the time of each advance; the average of these stock prices is $0.009.

In March 2008, 5,000,000 shares of common stock were issued to Roy Pardini, Executive Vice President of the Company, at $0.025 per share for payment of accrued officer compensation for the year ended December 31, 2007 totaling $125,000.  The value represents the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in February 2008.

In March 2008, 200,000 shares of common stock were issued for the payment of accounting fees accrued for the year ended December 31, 2007 for Robert Dennett, CPA.   The 200,000 shares valued at $0.026 per share total $5,200 and represent the average market price of the Company’s stock at the time the services were performed during February 2008.

In March 2008, 1,500,000 shares of common stock were issued to William Merritt, an employee of the Company, at $0.02 per share for consulting services performed in his capacity as Managing Director of Business Development for the Company totaling $30,000.  The value of $0.02 per share represents the average market price of the Company’s stock at the time the services were performed in the fourth quarter of 2007 and first quarter of 2008.

In March 2008, 5,000,000 shares of common stock were issued to Joseph Pezzello at $0.02 per share for consulting services pursuant to an Employment Agreement dated February 1, 2008 for compensation totaling $100,000. The value represents the closing market price of the Company’s stock at the time the agreement was executed in February 2008.

In March 2008, 171,500 shares of common stock were issued to Robert Williams at $0.02 per share for commissions for marketing and sales of GPS products in 2007 totaling $3,430.  The value represents the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in its meeting on February 28, 2008.

In April 2008, the Company authorized the issuance of 5,000,000 shares of common stock to eFund Capital Management, LLC for compensation related to Equity Line of Credit Agreement which was prepared on August 9, 2006. While the Board of Directors has authorized this transaction, 4,000,000 shares are being held in reserve until the transaction is completed.  The 1,000,000 shares released were valued at $10,000, or $0.01 per share, which represented the market price of the Company’s stock at August 9, 2006, the effective date of the agreement. The one million shares were earned for the assistance and production of the Company’s Business Plan and general consulting fees performed for the Company.

In May 2008, 250,000 shares of common stock were issued to Sarah R. Speno, Esq. at $0.27 per share for payment of legal services performed in the current year.  The 250,000 shares valued at $67,500 represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in May 2008.

In June 2008, 355,930 shares of common stock were issued at an average price of $0.107 per share for payment of legal services performed under a retainer agreement dated April 2, 2008. The 355,930 shares valued at $38,000 represents the average market price of the Company’s stock at the time services were performed in 2007 and first quarter of 2008.

In June 2008, 50,000 shares of common stock were issued to Nicholas Milazzo as additional consideration for loaning the Company funds under a note agreement.  The 50,000 shares valued at $0.0215 per share totaling $1,075 represent the average market price of the Company’s stock at the time the note was entered into during February 2008.

In June 2008, 1,500,000 shares of common stock were issued to a creditor, Michael E. Madison at $0.01 per share in settlement of a note payable plus accrued interest from the Company for $15,900 dated September 22, 2007.  The terms of the note allowed the creditor to convert this note to 1,500,000 shares of the Company’s common stock in full settlement of the obligation, based on the terms of the original agreement in September 2007, when the share price was at $0.01.

In June 2008, 43,000 shares of common stock were issued to Market Pathways Financial Relations, Inc., a public relations and investor relations firm at $0.15 per share for payment of public relations services performed in the current year.  The 43,000 shares valued at $6,450 represent the closing market price of the Company’s stock at the date the shares were issued in June 2008.

In June 2008, 400,000 shares of common stock were issued to Frederick C. Biehl, Esq. for payment of a $40,000 retainer for 2008 legal services.  The share price of $0.10 represented the average market price of the Company’s stock at the time the settlement was negotiated.

In June 2008, 400,000 shares of common stock were issued to Frank Tobias as additional consideration for working capital advances made directly to the Company in the 1st quarter of 2008.  The 400,000 shares were valued at $0.214 per share for a total of $85,400.  In addition, 1,428,571 shares of common stock were issued in settlement for the $300,000 promissory note entered into during the 1st quarter of 2008 and the related accrued interest of $5,000 in accordance with the conversion provision in the note agreement. The 1,828,571 shares were valued at $0.214 per share which represents the value of the liability settled divided by the number of shares being issued.

In June 2008, 200,000 shares of common stock were issued to Joseph Battiato, Chairman of the Company, as additional consideration for working capital advances he made directly to the Company in the 1st quarter of 2008.  The 200,000 shares were valued at $0.21 per share for a total of $42,000.  In addition, 714,285 shares of common stock were issued in settlement for the working capital advances made directly to the Company by Battiato in the 1st quarter of 2008 totaling $150,000. The 914,285 shares were valued at $0.21 per share, which represents the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in June 2008 and the conversion rate stated in the agreement.

In June 2008, 86,450 shares of common stock were issued to William O. Merritt, the Company’s Business Development Consultant, as additional consideration for working capital advances made directly to the Company in the 1st quarter of 2008.  The 86,450 shares were valued at $0.21 per share for a total of $18,155.  In addition, 309,523 shares of common stock were issued in settlement for the working capital advances made directly to the Company in the 1st quarter of 2008 totaling $65,000. The 395,973 shares valued at $0.21 per share represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in June 2008.

In June 2008, 168,831 shares of common stock were issued to Chris Verrone as additional consideration for working capital advances he made directly to the Company in the 1st quarter of 2008.  The 168,831 shares were valued at $25,084, or $0.15 per share, the closing market price of the Company’s stock on the date the shares were issued as no further performance was required at that time.  In addition, 285,714 shares of common stock were issued at the conversion rate stated in the agreement of $0.35 per share (the average trading price at the time of issuance was $0.21) in settlement of the note payable balance of $100,000.

In June 2008, 32,222 shares of common stock were issued to Richard Aubin, Esq. at $0.27 per share for payment of legal services to be performed in the current year.  The 32,222 shares were valued at $8,400, which was the cost of the legal services provided by Mr. Aubin. It was determined that the average share price during the time of the services along with a negotiated estimate for additional work would be $0.27 per share in 2008. The average share price at the time of the issuance was $0.21.

In June 2008, 100,000 shares of common stock were issued to Robert W. Elfstrom, an employee of the Company, under the terms of a bill of sale agreement dated June 6, 2008.   The 100,000 shares valued at $0.215 per share total $21,500 and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in June 2008.

In June 2008, 500,000 shares of common stock were issued to Vincent Nunez for the introduction to Huma-Clean, LLC, of Palestine, Texas.  Upon execution of an agreement, dated June 1, 2008, Nunez provided consulting for the Joint Venture transaction and related services.   The 500,000 shares valued at $0.24 per share total $120,000 and represent the average market price of the Company’s stock as of the date of the execution of the agreement since no further performance was required at that time.

In June 2008, 400,000 shares of common stock were issued in settlement for the $100,000 promissory note to Galactic Technology, LLC, for working capital funding entered into during the second quarter of 2008. The 400,000 shares were valued at $0.25 per share in accordance with the note agreement.  The share price at the time of the approval of the issuance was $0.24.

In September 2008, 50,000 shares of common stock were issued to Robert Tabacchi as additional consideration for working capital advances made directly to the Company in the 1st quarter of 2008.  The 50,000 shares valued at $0.035 per share total $1,750 and represent the average market price of the Company’s stock at the time the working capital advances were made during February 2008.

In September 2008, 180,000 shares of common stock were issued in settlement of a working capital advance made directly to the Company by James Sherlock a third party, on May 7, 2008 for $45,000. The 180,000 shares were valued at $0.25 per share, which was the conversion rate specified in the note agreement, and the average trading price for the stock was $0.0457 per share.

In September 2008, 1,700,000 shares of common stock were issued to Frank Tobias in settlement for a working capital advance he made directly to the Company on August 25, 2008 for $85,000. The 1,700,000 shares were valued at $0.05 per share, which was the conversion rate established under the note agreement. The average trading value of the Company’s common stock during the month of September 2008 was $0.0457 per share.

Note 18. Commitments and Contingencies

In July 2006, the Company entered into an equity line of credit agreement with eFund Small Cap Fund II, LP.  Under the terms of the agreement, eFund will be granted warrants to purchase 5,000,000 shares of the Company’s stock contingent upon the Company’s drawing down on the line of credit.  The agreement also provided that the Company was to issue 1,000,000 shares of stock upon execution of the agreement with an additional 4,000,000 shares to be issued as follows: 1,000,000 shares issuable upon the first Put; 1,000,000 shares upon the funding of $1,000,000 under the equity line, and 1,000,000 shares per each funding of $500,000.  As of December 31, 2008, the Board has authorized the issuance of the full 5,000,000 shares. However, 4,000,000 are being held in reserve until the transaction is completed.  These shares will be recorded at their grant date fair value at that time.

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

In January of 2007, the Company entered into an employment agreement with Roy Pardini to serve as its Executive Vice President. The term of the contract is two years with a base salary of $125,000 per year.  As provided by the agreement, Mr. Pardini is eligible to receive bonuses from time to time at the discretion of the Board of Directors in stock, cash or other forms of compensation. Upon termination, Mr. Pardini shall be entitled to severance compensation in an amount equal to twenty-four months of base salary as shall exist at the time of termination.

In June of 2008, the Company entered into a consulting agreement with Vincent Nunez with Huma-Clean, LLC of Palestine, Texas.  The term of the contract is 5 years.  The provisions in the agreement include:

•

Mr. Nunez shall be issued 500,000 shares of the Company’s common stock upon execution of the consulting agreement.

•

Each time the Company accumulates $2,000,000 in gross revenues from sales generated in connection with the technology and services of Huma-Clean, LLC, an additional 500,000 shares of the Company’s common stock will be issued to the consultant, limited to 2,500,000 total shares.

•

A quarterly cash distribution equal to 20% of the net revenues generated by the sales of the consultant, limited to $500,000 for any given quarter.

In June of 2008, the Company entered into an employment agreement with Robert W. Elfstrom.  The term of the contract is 2 years with a base compensation of $104,000 per year.  Additional provisions in the agreement include:

•

Mr. Elfstrom shall earn a bonus of $50,000 to be paid within 90 days from the date of execution of the employment agreement.

•

A quarterly cash distribution equal to 20% of the net revenues generated by the sales of the employee, or the use of this technology, limited to $250,000 for any given quarter.

Mr. Elfstrom and the Company are reviewing their arrangement as there are certain disputes in performance on the part of the parties.  As a result, the Company has withheld the $50,000 bonus referred to below along with the weekly compensation as stated in the contract.  These amounts have been accrued for as of December 31, 2008. The Company expects to reach an amicable conclusion with Mr. Elfstrom.

Operating Leases

The Company currently leases office space in two locations:

•

7920 Belt Line Road, Suite 770, Dallas, Texas 75254.  The lease commenced on October 15, 2007.  The first year’s rent is $12,555, the second year’s is, $13,485 and the third year’s is $14,415; and

•

140 Smith Street, 5th Floor, Keasbey, New Jersey 08832.  The Company subleases office space from a related party.  The Company received two months of free rent with the monthly base rent equal to $9,143.  The sublease was initially to be for one year with two automatic one-year renewals.  It was subsequently revised, with an effective date of January 31, 2008, to extend the lease term through January 31, 2013.

Future minimum annual payments expected under the operating lease are as follows:

Year Ending December 31,	Amount
2009	$ 123,428
2010	210,521
2011	109,710
2012	109,710
2013	9,143

Total	$ 526,512

Note 19. Income Taxes

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

The components of income taxes are comprised as follows:

	December 31, 2008	December 31, 2007
Deferred
Federal	$(757,063)	$(370,318)
State	(84,118)	(41,146)

	(841,181)	(411,464)
Effect of Valuation Allowance	841,181	(411,464)

	$-	$-

The difference between the U.S. Federal statutory rate and the Company's effective rate is:

	December 31, 2008	December 31, 2007
Federal statutory tax rate	(34%)	(34%)
Valuation allowance	34%	34%

Effective tax rate	-	-

Deferred tax assets are comprised of the following:

	December 31, 2008	December 31, 2007
Deferred Tax Summary
Net operating loss carry-forward	$12,843,956	$12,002,775

	12,843,956	12,002,775
Valuation allowance	(12,843,956)	(12,002,775)

	$-	$-

The net operating loss carry-forwards as of December 31, 2008 and 2007 are subject to certain loss limitations under IRS Section 382 regulations. The deferred tax summary set forth above does not reflect the effect of the IRS Section 382 limitation for the years ended December 31, 2008 and 2007.

Note 20.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

Note 21.  Legal Proceedings

The Company, through its former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement.  Under the terms of this agreement, the Company was to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009.  A balloon payment of $24,000 was due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of December 31, 2008, payments totaling $9,000 have been made under this settlement agreement.

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

The Company entered into a convertible promissory note for $100,000 with an individual in May 2008.  In June 2008, the note was converted into shares of common stock at the holder’s request.  Subsequently, the individual requested additional consideration and even though the Company had no obligation to accommodate the request, the Chairman of the Company advanced him $25,000 of his own funds and the Company signed an agreement in September 2008 to pay him an additional $75,000 within 60 days.  The Company has not been able to meet this deadline and the individual has commenced litigation. This amount has been accrued for in the financial statements.

In addition to the matter described above, the Company is involved in various legal actions and claims from time to time, which arise in the normal course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Note 22. Subsequent Events

Subsequent to year end, the Company issued 12,833,333 shares of common stock as settlement for liabilities incurred prior to December 31, 2008. These transactions were as accrued for as of December 31, 2008. 2,266,667 shares were also issued subsequent to year end for services performed during 2009.

In January 2009, the Company entered into consulting agreement with a group of individuals to provide technical assistance in developing contracts and grants on issues related to the goals and objectives of the company.  In consideration of the services to be rendered, the consultants received a retainer of 1,000,000 shares of the Company’s common stock, which is included in the shares issued subsequent to year-end above.

In February 2009, the Company entered in a note and pledge agreement to borrow $107,500 from Financial Indemnity Insurance Company for working capital requirements.  Under the agreement, 2,150,000 shares of the Company’s preferred A shares were pledged as collateral for the loan.  As an inducement to make the loan, Financial Indemnity Insurance Company was issued 500,000 shares of the Company’s common stock, which is included in the shares issued subsequent to year-end above.