Form 10-Q
period 2009-03-31
Homeland Security Network, Inc.
filed 2009-05-20
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009
Or

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐ No     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

Accelerated filer

☐

☐

Non-accelerated filer

Smaller reporting company

☐

☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 322,502,717

HOMELAND SECURITY NETWORK, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HOMELAND SECURITY NETWORK, INC.

BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$6,754	$857
Accounts receivable – trade	6,730	8,278
Accounts receivable from related parties	2,300	-
Inventory	25,409	25,409
Total current assets	41,193	34,544
Property, plant and equipment, net of accumulated depreciation	83,830	93,946
Capitalized software, net of accumulated amortization	81,676	87,511
Other intangible assets	21,500	21,500
Investment in joint venture	780,000	780,000
Other long-term assets	1,124	1,124

Total assets	$1,009,323	$1,018,625

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$1,220,218	$1,310,395
Accounts payable and accrued liabilities to related parties	676,681	863,055
Advances from related parties	760,786	760,786
Current portion of notes payable to related parties	998,224	998,224
Current portion of notes payable	409,500	252,000
Amounts payable to credit unions	71,032	71,032
Line of credit	166,085	166,085
Total current liabilities	4,302,526	4,421,577

Long term notes payable, net of current portion	-	50,000

Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 322,502,717 and 310,402,717 shares issued and outstanding	322,503	310,403
Additional paid-in-capital	24,334,081	23,955,181
Accumulated deficit	(27,906,777)	(27,675,526)
	(2,893,463)	(3,053,212)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(3,293,203)	(3,452,952)
Total liabilities and shareholders’ deficit	$1,009,323	$1,018,625

The accompanying notes are an integral part of these Financial Statements.

HOMELAND SECURITY NETWORK, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2009	2008

Revenues:
Sales	$10,728	$21,573
Cost of goods sold	2,753	7,429
Gross margin - product sales	7,975	14,144

Interest income - finance receivables	-	-
Other income	606	1,538
Gross margin	$8,581	$15,682
Expenses:
Compensation and benefits	105,603	105,603
Office occupancy and equipment	42,811	8,963
Professional and consulting fees	27,000	130,000
Sales and product development	12,142	65,640
Depreciation and amortization	15,951	5,966
Marketing expense	-	1,711
Other operating expense	2,915	1,794
Debt issuance and settlement costs	5,000	-
Total expenses	211,422	319,677
Loss from Operations	$(202,841)	$(303,995)

Other income (loss):

Interest expense	(28,410)	(26,414)
Total other income (loss)	(28,410)	(26,414)

Net loss	$(231,251)	$(330,409)
Net loss per share, basic and diluted	$(0.001)	$(0.001)
Weighted average shares outstanding, basic and diluted	316,183,828	280,758,469

The accompanying notes are an integral part of these Financial Statements.

HOMELAND SECURITY NETWORK, INC

STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(231,251)	$(330,409)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	15,951	5,966
Common stock issued for services and compensation	23,500	150,000
Common stock issued for debt settlement fees	5,000	-

Changes in:
Accounts receivable – trade	1,548	(3,890)
Accounts receivable from related parties	(2,300)	(2,725)
Inventory	-	4,472
Accounts payable and other accrued expenses	85,949	107,887

Net cash provided (used) in operating activities	(101,603)	(68,699)
Cash flows from investing activities:
Investment in joint venture	-	(200,000)
Purchases of property and equipment	-	(59,288)
Net cash used in investing activities	-	(259,288)
Cash flows from financing activities:
Advances from related parties	-	629,700
Borrowings (repayment) under line of credit	-	-
Proceeds from notes payable	107,500	-
Net cash provided by financing activities	107,500	629,700

Net increase (decrease) in cash	5,897	301,713
Cash beginning of the quarter	857	833
Cash end of the quarter	$6,754	$302,546
Supplemental disclosure of non-cash financing activities:
Stock issued to settlement accounts payable and accrued expenses	$362,500	$449,245
Stock issued to settle related party advances	$-	$84,906
Stock issued to settle note payable	$-	$7,975

The accompanying notes are an integral part of these Financial Statements.

HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the financial information (i) for the three months ended March 31, 2009; and (ii) for the three months ended March 31, 2008.

Homeland Security Network, Inc., or “HSNI”, or “the Company”, without audit, has prepared the accompanying interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulation of the Securities and Exchange Commission for quarterly reports on Form 10-Q. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

In the opinion of HSNI’s management, the financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended March 31, 2009 are not necessarily indicative of operating results expected for the full year or future interim periods.

Note 2. Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. When sources of information regarding the carrying values of assets, liabilities and reported amounts of revenue and expenses are not readily apparent, HSNI bases its estimates on historical experience and on various other assumptions that HSNI’s management believes to be reasonable for making judgments. HSNI evaluates all of its estimates on an on-going basis and may consult outside experts to assist in HSNI’s evaluations. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue principally on two types of transactions – sales of products and wireless communication service fees. The products sold and bundled in the product offering include a radio transmitter, hosted software, and a data transmission network.  Revenue arrangements are accounted for under EITF No. 00-21: Revenue Arrangements with Multiple Deliverables since the company hosts the software and customers do not have the option to take possession of the software during the hosting period.   The Company believes the multiple deliverable arrangements meets the separate units of accounting criteria under paragraph 9 of EITF No. 00-21.  Accordingly revenue is recognized for the multiple deliverable arrangements as separate units of accounting since the radio transmitter can be used for purposes other than those associated with the service provided.  The units are manufactured for the Company by a subcontractor.  This subcontractor makes these units for other parties and they are sold with different programming.  The Company’s units could be reprogrammed by its customers and then used for other purposes.  Thus, the Company feels that this fact establishes that the delivered items should be recognized under the rules for separate units of accounting.  Accordingly the Company’s product meets the three criteria established in paragraph 9 as follows: 1) the delivered item has value on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered items, since many firms provide similar services on both universal and custom devices; and 3) there is no general right of return.

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

Accounts Receivable

Accounts receivable relating to the Company’s tracking device segment consist of payments due from users of the products.  In the normal course of business, the Company monitors the financial condition of the Company’s customer base.  As of March 31, 2009 and December 31, 2008, the Company has recorded a provision for uncollectible accounts of $133,250 and $133,250, respectively, related to a long-outstanding balance.  The account deemed uncollectible relates to an individual customer; the Company has a note payable outstanding to an affiliated entity of the customer with a principal balance of $141,875 and $141,875 as of March 31, 2009 and December 31, 2008, respectively. As the note payable terms do not have a right of offset, the Company has reserved the balance in full in accordance with its own accounting policies; however, the Company believes it has a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

Inventory

Inventory consists of the radio transmitter units sold in the GPS business and carried at cost.

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

Capitalized Software

The Company capitalizes certain computer software costs, after technological feasibility has been established.  These costs are amortized utilizing the straight-line method over the software’s economic life, which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the development of applications.  For the three-month periods ended March 31, 2009 and March 31, 2008, no expenditures relating to application development were capitalized by the Company.

Goodwill and Intangible Assets

Goodwill and intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS No. 142, goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment, or more frequently, if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable, or at least annually at December 31 of each year.  These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss.  The second step allocates the fair value of the reporting unit to the Company's tangible and intangible assets and liabilities.  This derives an implied fair value for the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess.  In the event that the Company determines that the value of goodwill or other intangible assets have become impaired, the Company will incur a charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Investment in Joint Venture

In March 2008, the Company entered into a joint venture agreement with Huma-Clean, LLC.  Under the terms of the agreement, the initial funding for the venture was to be $800,000, which was to be advanced in several installments by the Company.  This funding was to be in the form of a loan will that will be repaid out of the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to the Company and 50% to Huma-Clean, LLC.  As of March 31, 2009 and December 31, 2008, the Company has advanced $780,000 and $780,000, respectively, under this agreement, which has been recorded on a cost basis.  The investment has not been recorded on an equity method basis because of the Company’s inability to exercise significant influence over the venture.

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

Fair Value of Financial Instruments

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes.  The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company’s adoption of the required portions of SFAS No. 157 as of January 1, 2008 did not have a material impact on the Company’s financial position, results of operations and cash flows.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), permitting entities to delay application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis.  The Company adopted the application of SFAS No. 157 to nonfinancial assets and liabilities effective January 1, 2009; this did not have a material effect on the Company’s financial condition or results of operations.

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

At March 31, 2009, the Company’s assets and liabilities reported at fair value utilizing Level 1 inputs include cash and cash equivalents. For these items, quoted current market prices are readily available.  The Company does not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

The following table presents information about the Company’s fair value hierarchy for financial assets as of March 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$ 6,754	-	-	$ 6,754
Total assets	$ 6,754	-	-	$ 6,754

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

Stock-Based Compensation

Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our employee and director stock options, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation . The Company accounted for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123. Effective January 1, 2006, The Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments, (“SFAS No. 123(R)”) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. In addition, the Company have applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the Securities and Exchange Commission, in our adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). For the three-month periods ending March 31, 2009 and March 31, 2008, the Company recognized no stock-based compensation expense under SFAS No. 123(R) relating to employee and director stock options, restricted stock units or the employee stock purchase plan.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). Due to the Company’s historical net operating losses, the Company has not recorded the tax effects of employee stock-based compensation and has no APIC pool.

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of March 31, 2009.

Recently issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. Effective January 1, 2009, the Company adopted SFAS No. 141(R).  The adoption of SFAS No. 141(R) has not had and is not expected to have a material impact on the results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, in order to improve consistency between SFAS No. 142 and the period of expected cash flows to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting practices. Effective January 1, 2009, the Company adopted FSP No. 142-3. The adoption of FSP No. 142-3 has not had and is not expected to have a material impact on the results of operations and financial position.

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

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

Note 3. Going Concern Uncertainty

The Company has incurred net losses in the three months ended March 31, 2009 and 2008 and has had working capital deficiencies both periods.

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking a revolving credit facility for the purchase of inventory and various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. Management is also seeking to renegotiate certain liabilities in order to alleviate the working capital deficiency.

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

	For the Three Months Ended March 31,
	2009	2008

Loss from operations	$(202,841)	$(303,995)
Other income (deductions)	(28,410)	(26,414)

Net loss	$(231,251)	$(330,409)

Note 4. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the three months ended March 31, 2009 and 2008.

Note 5. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at March 31, 2009 and December 31, 2008:

Description:	March 31, 2009	December 31, 2008
Furniture and office equipment	$110,517	$110,517
Leasehold Improvements	57,555	57,555
Software	3,987	3,987

	172,059	172,059
Less accumulated depreciation	(88,229)	(78,113)

Property and equipment, net	$83,830	$93,946

Note 6. Capitalized Software Costs

The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, (“SFAS No. 86”). SFAS No. 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and been determined viable for its intended use. Accordingly the Company did not capitalize any development costs other than product development costs acquired through a third party purchase. The Company capitalizes software through technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

During the year ended December 31, 2007, the Company acquired new software to operate and enhance its GPS system.  The development costs of this software, which totaled $116,682, were capitalized and placed in service at the end of September 2007 and are being amortized over their estimate useful life of five years.  No such software development costs were capitalized during the three-month periods ended March 31, 2009 and March 31, 2008.  Amortization expense of $5,834 and $5,835 was recognized related to this capitalized software during the three-month periods ended March 31, 2009 and March 31, 2008, respectively.

Capitalized software costs and accumulated amortization were as follows as of March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
Software development costs	$116,682	$116,682
Less accumulated amortization	(35,006)	(29,171)

Capitalized Software, net	$81,676	$87,511

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount

2009	17,502
2010	23,337
2011	23,337
2012	17,500
Total	$ 81,676

Note 7.  Other Intangible Assets

On June 6, 2008, the Company acquired a mobile water purification plant and computerized ballast water distribution system from Robert Elfstrom.  The Company agreed to purchase these assets in consideration for 1,000,000 shares of the Company’s common stock to be issued as follows: 100,000 shares upon the execution of the Bill of Sale and the remaining balance of shares to be issued in increments of 300,000 shares each time the Company accumulates net revenues of $2,000,000 from the utilization of the technology.  The Company initially recorded the asset at the fair value of the full 1,000,000 shares at the date of the sale, which was $215,000, and recorded a liability for the remaining 900,000 shares to be issued.  As of December 31, 2008, no revenues had been generated from this technology and thus no additional shares had been issued.  Management determined that it was more appropriate to reverse the liability for the remaining contingent shares and to reduce the value of the assets to the fair value of the 100,000 shares issued at execution of the agreement, or $21,500.  If and when the remaining shares are issued, they will be recorded as a royalty expense.

Note 8.   Investment in Joint Venture and Other

On March 27, 2008, the Company entered into a joint venture agreement with Huma-Clean, LLC of Palestine, Texas.  Huma-Clean is in the soil remediation industry and specializes in lake clean up and dredging, internationally.  The purpose of this joint venture was initially to execute and manage a sludge clean-up project in Mexico and subsequently seek out other mutually beneficial projects.  Under the terms of the agreement, the initial funding for the venture was to be $800,000 which was to be advanced in several installments by the Company. This funding was to be in the form of a non-recourse loan that will be repaid through the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to Huma-Clean, LLC and 50% to the Company.  As of March 31, 2009 and December 31, 2008, the Company has advanced $780,000 and $780,000, respectively, to Huma-Clean, LLC; this amount has been recorded on the Company’s balance sheet as a cost basis investment in a joint-venture based on the Company’s inability to exercise significant influence over the investment and the non-recourse terms of the loan.

During the year ended December 31, 2008, the Company advanced $130,000 to a third-party in conjunction with the third-party’s agreement to acquire another entity and all of its assets.  Per the terms of the agreement, as part of the purchase price, the third-party was to make two payments of $100,000 each in exchange for a convertible debenture from the entity being acquired.  Per the agreement, if the sale did not close, the third-party could elect to have the debenture, which has a maturity date of April 9, 2011, paid out of the net income of the entity.  The third-party planned to assign the agreements to the Company.  As of December 31, 2008, the Company had decided not to make the acquisition.  There is no formal documentation assigning the convertible debenture from the third-party to the Company and no efforts have been made to collect the money advanced.  Thus, as of December 31, 2008, management fully impaired the $130,000 advanced to the third-party.

Note 9.   Notes Payable to Related Parties

	March 31, 2009	December 31, 2008

The Company has two outstanding notes payable to a Director of the Company. The notes are for $195,000 and $91,874 and bear interest at 8% per annum. The notes matured in February 2007 and are currently in default.	286,874	286,874

In 2005, the Company obtained funds under a financing arrangement from a related third party. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8% per annum.  It originally matured on January 28, 2006, at which time the unpaid principal was $229,365.  Interest due on the note was $16,960.  The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007.  The note is uncollateralized and the proceeds were utilized for working capital.  The note is in default.  The holder of the note has agreed to settle the balance due and the related accrued interest for shares of the Company’s common stock.  The Company is currently working to finalize this settlement agreement with the lender.

	246,325	246,325
In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006. The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default.	141,875	141,875
The Company has an outstanding note payable to an Executive and Director of the Company. The note does not bear interest and originally matured in July 2006. The Executive has agreed to extend the terms of the note until the Company has the funds to repay him.	216,150	216,150
The Company has a note payable to Monet Acquisition, LLC for additional consideration related to the sale of its subsidiaries in May 2007. The note bears interest at a rate of 10% per annum and matured on April 25, 2009. It is personally guaranteed by the CEO of the Company. The note is past due and in default.	95,000	95,000
The Company entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, the Company was to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. No payments have been made related to this agreement. The note is past due and in default.	12,000	12,000

	$998,224	$998,224

Note 10.  Notes Payable

	March 31, 2009	December 31, 2008

In March 2006, the Company entered into a note payable for $27,000. This note bears interest at a rate of 7% per annum and originally matured on May 27, 2006. The maturity date was extended through December 31, 2007. As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default.	27,000	27,000
In February 2006, the Company obtained funds under a financing arrangement bearing interest at 10% per year. The note matured on February 1, 2007 and is convertible into shares of the Company’s common stock at a fixed rate. The note is past due and in default.	100,000	100,000
In February 2008, the Company entered into a promissory note for $50,000. The note bears interest at a rate of 12% per annum and matures on January 31, 2010. The note is convertible at any time to shares of the Company’s common stock at a fixed rate.	50,000	50,000
In March 2008, the Company entered into a promissory note for $50,000. The note bears interest at a rate of 10% per annum and matured on April 1, 2009. The note is convertible at any time to shares of the Company’s common stock at a fixed rate. The note is past due and in default.	50,000	50,000
In September 2008, the Company entered into a $100,000 settlement agreement with an individual. $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008. No additional payments have been made. The amount is past due and in default.	75,000	75,000
In February 2009, the Company entered into a promissory note for $107,500. The note bears interest at a rate of 10% per annum and matures on January 31, 2010. It may be extended for up to six months subject to a 5% increase in the interest rate in effect during those additional months. The note is collateralized by the Company’s pledge of 2,150,000 shares of the Company’s preferred A shares convertible at a 10 to 1 ratio of common stock. The pledged collateral is to be held in escrow until an event of default or payment in full of the loan.	107,500	-

	$409,500	$302,000

Note 11. Credit Union Participations

The Company no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through the Company’s former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, the Company was to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of March 31, 2009, payments totaling $9,000 had been made under the settlement agreement.   The remaining settlement obligation is past due.

Note 12. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions.  The outstanding balance totaling $166,085 at both March 31, 2009 and December 31, 2008 is in default. However, the Company is presently negotiating revised payment terms with the lender.

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

Note 13.  Related Party Transactions

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

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf.  Such advances are recorded as liability on the Company’s balance sheet.  These amounts are loaned to the Company without any formal note agreement and do not bear interest.  They are payable on demand.  As of March 31, 2009 and December 31, 2008, the Company has recorded a liability of $760,786 and $760,786, respectively, for such related party advances.  During the three-month periods ended March 31, 2009 and March 31, 2008, $0 and $84,906, respectively, in related party advances were repaid through the issuance of stock.

Certain revenues were derived from sales to related parties.

Note 14.  Stock Plans

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

On November 8, 2006, the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan was intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc., a Nevada Corporation, and any affiliated corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 12,600,000 shares have been issued from the Plan as of March 31, 2009.

Note 15.  Sale of GPS Business

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

Note 16. Stock Transactions

The following is a summary of stock transactions during the three-month period ended March 31, 2009:

In February 2009, 1,000,000 shares of common stock were issued to a contract employee in lieu of a cash payment for services he performed on an ad hoc basis totaling $10,000.  The 1,000,000 shares were valued at $0.01 per share and represent the average market price of the Company’s stock during the period the services were performed.  This amount had been accrued as of December 31, 2008.

In February 2009, 500,000 shares of common stock were issued to a third party under an existing consulting agreement dated September 1, 2007 for consulting fees incurred in 2007 totaling $5,000.  The 500,000 shares were valued at $0.01 per share and represent the average market price of the Company’s stock during the period the services were performed. This amount had been accrued as of December 31, 2008.

In February 2009, 600,000 shares of common stock were issued to Frederick C. Biehl, Esq.  for payment of a $6,000 for legal fees incurred.  The 600,000 shares were valued at $0.01 per share and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in February 2009.

In February 2009, 1,000,000 shares of common stock were issued to Letta Gorman, et.al, as a retainer for consulting fees totaling $10,000.  The issuance was composed of 900,000 restricted shares and 100,000 non-restricted shares that were valued at $0.01 per share and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in February 2009 as no further performance was required at that time.

In February 2009, 500,000 shares of common stock were issued for payment of a $25,000 retainer for 2008 & 2009 legal services, of which, $17,500 has been expensed and accrued for as of the year ended December 31, 2008.   The 500,000 shares were valued at $0.05 per share. The Company’s closing market price for its stock at the time of the Board approval was $0.01 per share.

In February 2009, 5,000,000 shares of common stock were issued to Peter Ubaldi, President and CEO of the Company, at $0.05 per share for payment of accrued officer compensation for the year ended December 31, 2008 totaling $250,000. The closing market price of the Company’s stock at the time of the approval of this issuance was $0.01 per share.

In February 2009, 1,750,000 shares of common stock were issued in settlement for the $17,500 debt to Rex Draughn, CPA, a third party, for accounting services performed prior to 2008. The shares are to be held in escrow by an attorney for six months during which the Company or its designee will have the right to purchase all or part or the shares from the third party. The 1,750,000 shares were valued at $0.01 per share.

In February 2009, 1,250,000 shares of common stock were issued to Roy Pardini, Executive Vice President of the Company, at $0.05 per share for partial payment of accrued officer compensation for the year ended December 31, 2008 totaling $62,500. The closing market price of the Company’s stock at the time of the approval of the issuance was $0.01 per share.

In February 2009, the Company authorized the issuance of 500,000 shares of common stock to Financial Indemnity Insurance Company at $0.01 per share as a cost of entering into a Note and Pledge Agreement dated February 9, 2009.  The Agreement provides for a working capital loan to the Company. The issuance of these shares is a $5,000 fee in addition to the interest rate on the note.

Note 17.  Commitments and Contingencies

In July 2006, the Company entered into an equity line of credit agreement with eFund Small Cap Fund II, LP.  Under the terms of the agreement, eFund will be granted warrants to purchase 5,000,000 shares of the Company’s stock contingent upon the Company’s drawing down on the line of credit.  The agreement also provided that the Company was to issue 1,000,000 shares of stock upon execution of the agreement with an additional 4,000,000 shares to be issued as follows: 1,000,000 shares issuable upon the first Put; 1,000,000 shares upon the funding of $1,000,000 under the equity line, and 1,000,000 shares per each funding of $500,000.  As of March 31, 2009, the Board has authorized the issuance of the full 5,000,000 shares. However, the Company has terminated its agreement with eFund.

Consulting and Employment Contracts

In May 2004, (amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Peter Ubaldi. The Agreement provided that Mr. Ubaldi should serve as the President of HSNI through January 1, 2007. In January of 2007, the Company renewed Mr. Ubaldi’s Employment Contract for an additional two years under the same terms and conditions as the original agreement. At any time prior to the expiration of the Agreement, HSNI and Mr. Ubaldi may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Ubaldi, as the President, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of HSNI’s Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months of base salary as shall exist at the time of such termination.

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

Mr. Elfstrom and the Company are reviewing their arrangement as there are certain disputes in performance on the part of the parties.  As a result, the Company has withheld the $50,000 bonus referred to below along with the weekly compensation as stated in the contract.  These amounts have been accrued for as of March 31, 2009. The Company expects to reach an amicable conclusion with Mr. Elfstrom.

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

Future minimum annual payments expected under the operating lease are as follows:

Year Ending December 31,	Amount
2009	$96,001
2010	120,521
2011	109,710
2012	109,710
2013	9,143

Total	$445,085

Note 18.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

Note 19.  Legal Proceedings

The Company, through its former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement.  Under the terms of this agreement, the Company was to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009.  A balloon payment of $24,000 was due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of March 31, 2009, payments totaling $9,000 have been made under this settlement agreement.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operations

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the unaudited  financial statements and notes for the period ended March 31, 2009 contained in this Form 10-Q, and with the audited financial statements and notes as well as other items thereto included in our annual report on Form 10-K for the year ended December 31, 2008. This report, annual reports on Form 10-K, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC's website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on HSNI's website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material HSNI files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-Q for the period ended March 31, 2009 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of HSNI with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases.  From time to time,

HSNI may also provide forward-looking statements in other materials HSNI releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in HSNI’s annual report on Form 10-KSB and current reports on Form 8-K filed with the SEC.

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

The Company changed its name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business. HSNI predominantly targets markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. The Company provides the GPS tracking industry with state-of-the-art software, as well as with its ability to provide low cost tracking hardware, and its ability to offer a cost-effective data transmission fee. The Company's GPS products incorporate map tracking and trailing, geo-fencing alerts for designated parameter infringements, and the ability to control vehicle functions with voice commands from its customers’ web-enabled mobile phones or personal computers, via the company's internet website system software.

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

The Company completed the purchase of the software which supports its GPS tracking technology from Rodwell Software Systems, Inc. (“RSSI”) with the issuance of 8,855,760 shares of its R-144 common stock for a total purchase price of $116,682.The purchase from RSSI provides the Company with technology products and support services for tracking and recovering valuable mobile assets.  HSNI's plan further incorporates engaging and developing strategic alliances with third party sale and installation entities and distributors that have a marketing presence in the commercial and government sectors. The Company expects these types of engagements to be particularly beneficial and anticipates the results of such alliances to create name recognition for the Company.

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

Employees

At March 31, 2009, the Company employed a total of 5 people. No employees are covered by a collective bargaining agreement.

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

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Revenues

Product Sales

For the three months ended March 31, 2009, revenues from product sales decreased by 50%, or $10,845 as compared to the same period a year ago, primarily due to a decrease in activation revenue and sale of tracking devices.

Cost of Sales

For the three months ended March 31, 2009, cost of product sales decreased by 63%, or $4,676, as compared to the same period a year ago, primarily due to a decrease in the sale of tracking devices and their related costs as the Company focuses its attention on the water purification and soil remediation industries.

Other Income

For the three months ended March 31, 2009, revenue from sources categorized as other income decreased by 61%, or $932 as compared to the same period a year ago, primarily due to income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools.

Operating Expenses

Operating expenses incurred were $211,422 and $319,667, respectively, for the three months ended March 31, 2009 and 2008.

Significant expenditures for operating expenses for the three months ended March 31, 2009 and 2008 were:

	For the Three Months Ended March 31,
	2009	2008
Compensation and benefits	105,603	105,603
Office occupancy and equipment	42,811	8,963
Professional and consulting fees	27,000	130,000
Sales and product development	12,142	65,640
Depreciation and amortization	15,951	5,966
Marketing expense	-	1,711
Other operating expense	2,915	1,794
Debt issuance and settlement costs	5,000	-
Total expenses	211,422	319,677

Compensation and benefits were unchanged for the three months ended March 31, 2009 as compared to the same period a year earlier.

Office, occupancy and equipment increased by $33,848 for the three months ended March 31, 2009 as compared to the same period a year earlier primarily due to an increase in rent and associated rent expense as a result of opening a new office in Keasbey, NJ.

Professional fees decreased by $103,000 for the three months ended March 31, 2009 as compared to the same period a year earlier primarily due to varying needs related to third-party consultants.

Depreciation and amortization expense increased $9,985 for the three months ended March 31, 2009 as compared to the same period a year earlier due to the depreciation of furniture and leasehold improvements made to the Keasbey, NJ office in 2008.

Sales development and product development expense decreased $53,498 for the three months ended March 31, 2009 as compared to the same period a year earlier due to reduced spending by the Company in the current period after entering the water purification industry and aggressively pursuing this business during 2008.

Other debt settlement fees increased $5,000 for the three months ended March 31, 2009 as compared to the same period a year earlier due to the Company incurring additional fees related to obtaining additional financing.

Interest Expenses

Interest expense increased by $1,996 for the three months ended March 31, 2009 as compared to the same period a year earlier, primarily due to increased borrowing to fund operations.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $202,841 and $303,995 for the three-month periods ending March 31, 2009 and 2008, respectively.  In 2009, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from entering into notes payable and from revenue related to GPS unit airtime charges.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	For the Three Months Ended March 31,
	2009	2008
Cash provided by (used in):
Operating activities	$(101,603)	$(68,699)
Investing activities	-	(259,288)
Financing activities	107,500	629,700
Increase/(decrease) in cash	$5,897	$301,713

 Net cash used in operating activities for the three months ended  March 31, 2009 increased to $101,603 from $68,698 for the three months ended March 31, 2008 primarily due to decreased spending in the current period related to the Company entering the water purification industry in 2008.

Net cash used by investing activities was $0 for the three months ended March 31, 2009 compared to net cash used by investing activities of $59,289 for the three months ended March 31, 2008 as a result of disbursements made for leasehold improvements and office furniture for the subleased space located at 140 Smith Street, Suite 200, Keasbey, New Jersey during the prior year.  There were no such expenditures in the current year.

Net cash provided by financing activities was $107,500 for the three months ended March 31, 2009 compared to net cash provided by financing activities of $629,700 for the three months ended March 31, 2008 due to decreased advances from related parties during the current period.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Not applicable.

Item 4T. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of March 31, 2009, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Plus 4 Credit Union FK/A Houston Postal Credit Union (“HPCU”).  The Company, through its formerly wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement.  HPCU and the Company reached a $41,000 settlement agreement.  The company was to pay $5,000 upon signing of the document and a monthly payment of $1,000 per month through February 2009. The total payments made to date under this arrangement are $9,000.  A balloon payment of $24,000 is due on March 1, 2009 but the Company is attempting to extend this date.  This settlement is secured by a $41,000 judgment.

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

Chris Verrone. In May 2008, Mr. Verrone loaned the Company $100,000 under a convertible note agreement. The note was converted to common shares during June 2008.  Subsequently, Mr. Verrone requested additional consideration and even though the Company had no obligation to accommodate this request, the Chairman of the Company advanced him $25,000 on behalf of the Company and the Company signed an agreement to pay him an additional $75,000 in 60 days.  The Company was not able to meet this deadline and Mr. Verrone commenced litigation.

In addition to the matter described above, the Company is involved in various legal actions and claims from time to time, which arise in the normal course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.

Risk Factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31 2009, the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

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

In February 2009, 3,000,000 shares of common stock were issued to settle the working capital advances made directly to the Company by a third party, Ken Loman prior to 2008 totaling $300,000. The 3,000,000 shares were valued at $0.10 per share.  It is agreed upon that if the price of the Company’s common stock does not reach an average of $0.10 per share for a period of 30 days after August 2009, the Company will issue additional shares to bring the total value of the common stock issued to a value of $300,000.  The stock certificate is still being held by the Company until the agreement is signed.

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

/s/ PETER D. UBALDI

President & Chief Executive Officer
Date: May 19, 2009

/s/ PETER D.UBALDI

President & Chief Executive Officer
Date: May 19, 2009