Form 10-Q
period 2009-06-30
Homeland Security Network, Inc.
filed 2009-08-19
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009
Or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 323,002,717

HOMELAND SECURITY NETWORK, INC.

FORM 10-Q

QUARTER ENDED June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HOMELAND SECURITY NETWORK, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$1,031	$857
Accounts receivable – trade	10,398	8,278
Accounts receivable from related parties	2,300	-
Prepaid expenses	2,700	-
Inventory	-	25,409
Total current assets	16,429	34,544
Property, plant and equipment, net of accumulated depreciation	73,648	93,946
Capitalized software, net of accumulated amortization	75,842	87,511
Other intangible assets	21,500	21,500
Investment in joint venture	780,000	780,000
Other long-term assets	1,124	1,124

Total assets	$968,543	$1,018,625

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$1,286,180	$1,310,395
Accounts payable and accrued liabilities to related parties	803,306	863,055
Advances from related parties	777,586	760,786
Current portion of notes payable to related parties	998,224	998,224
Current portion of notes payable	409,500	252,000
Amounts payable to credit unions	71,032	71,032
Line of credit	166,085	166,085
Total current liabilities	4,511,913	4,421,577

Long term notes payable, net of current portion	-	50,000

Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	4,087	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	352,643	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 323,002,717 and 310,402,717 shares issued and outstanding	323,003	310,403
Additional paid-in-capital	24,338,081	23,955,181
Accumulated deficit	(28,161,444)	(27,675,526)
	(3,143,630)	(3,053,212)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(3,543,370)	(3,452,952)
Total liabilities and shareholders’ deficit	$968,543	$1,018,625

The accompanying notes are an integral part of these Financial Statements.

HOMELAND SECURITY NETWORK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2009	2008

Revenues:
Sales	$8,568	$12,510
Cost of goods sold	26,367	6,834
Gross margin - product sales	(17,799)	5,676

Other income	59	1,073
Gross margin	$(17,740)	$6,749
Expenses:
Compensation and benefits	105,603	123,388
Office occupancy and equipment	38,542	32,892
Professional and consulting fees	44,032	30,934
Sales and product development	1,800	391,756
Depreciation and amortization	16,016	11,874
Marketing expense	-	29,039
Other operating expense	1,310	17,124
Debt issuance and settlement costs	-	169,882
Total expenses	207,303	806,889
Loss from Operations	$(225,043)	$(800,140)

Other income (loss):

Interest expense	(29,624)	(36,240)
Total other income (loss)	(29,624)	(36,240)

Net loss	$(254,667)	$(836,380)
Net loss per share, basic and diluted	$(0.001)	$(0.003)
Weighted average shares outstanding, basic and diluted	322,689,530	304,118,458

The accompanying notes are an integral part of these Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

Revenues:
Sales	$19,296	$34,083
Cost of goods sold	29,120	14,263
Gross margin - product sales	(9,824)	19,820

Other income	665	2,611
Gross margin	$(9,159)	$22,431
Expenses:
Compensation and benefits	211,206	225,991
Office occupancy and equipment	81,353	41,855
Professional and consulting fees	71,032	160,934
Sales Development	13,942	457,396
Depreciation and amortization	31,967	17,840
Marketing expense	-	30,750
Other debt settlement fees	5,000	169,882
Other operating expense	4,225	21,918
Total expenses	418,725	1,126,566
Loss from operations	$(427,884)	$(1,104,135)

Other income (loss):
Gain on cancellation of debt	-	-
Loss on disposition of assets	-	-)
Interest expense	(58,034)	(62,564)
Total other income (loss)	(58,034)	(62,564)

Net loss	$(485,918)	$(1,166,789)
Net loss per share, basic and diluted	$(0.002)	$(0.004)
Weighted average shares outstanding, basic and diluted	319,454,651	294,128,011

The accompanying notes are an integral part of these Financial Statements.

HOMELAND SECURITY NETWORK, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(485,918)	$(1,166,789)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	31,967	17,840
Common stock issued for services and compensation	28,000	690,350
Common stock issued for debt settlement fees	5,000	169,882
Common stock issued in lieu of interest	-	5,000
Inventory write-off	25,409	-
Changes in:
Accounts receivable – trade	(2,120)	(384)
Accounts receivable from related parties	(2,300)	(802,725)
Prepaid expenses	(2,700)	(20,000)
Inventory		3,793
Accounts payable and other accrued expenses	278,536	36,623

Net cash provided (used) in operating activities	(124,126)	(1,066,410)
Cash flows from investing activities:
Investment in joint venture	-	-
Purchases of property and equipment	-	(104,275)
Net cash used in investing activities	-	(104,275)
Cash flows from financing activities:
Advances from related parties	16,800	783,450
Borrowings (repayment) under line of credit	-	(8,000)
Proceeds from notes payable	107,500	400,000
Net cash provided by financing activities	124,300	1,175,450

Net increase (decrease) in cash	174	4,765
Cash beginning of the quarter	857	833
Cash end of the quarter	$1,031	$5,598
Supplemental disclosure of non-cash financing activities:
Stock issued to settlement accounts payable and accrued expenses	$362,500	$-
Stock issued to settle related party advances	$-	$400,906
Stock issued to settle note payable	$-	$436,142
Stock issued to acquire intangible assets		$215,000

The accompanying notes are an integral part of these Financial Statements.

HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the financial information (i) for the three and six months ended June 30, 2009 and (ii) for the three and six months ended June 30, 2008.

Homeland Security Network, Inc., or “HSNI”, or “the Company”, without audit, has prepared the accompanying interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

In the opinion of HSNI’s management, the financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended June 30, 2009 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

Accounts Receivable

Accounts receivable relating to the Company’s tracking device segment consist of payments due from users of the products.  In the normal course of business, the Company monitors the financial condition of the Company’s customer base.  As of June 30, 2009 and December 31, 2008, the Company has recorded a provision for uncollectible accounts of $133,250 and $133,250, respectively, related to a long-outstanding balance.  The account deemed uncollectible relates to an individual customer; the Company has a note payable outstanding to an affiliated entity of the customer with a principal balance of $141,875 and $141,875 as of June 30, 2009 and December 31, 2008, respectively. As the note payable terms do not have a right of offset, the Company has reserved the balance in full in accordance with its own accounting policies; however, the Company believes it has a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

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

Capitalized Software

The Company capitalizes certain computer software costs, after technological feasibility has been established.  These costs are amortized utilizing the straight-line method over the software’s economic life, which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the development of applications.  For the six-month periods ended June 30, 2009 and June 30, 2008, no expenditures relating to application development were capitalized by the Company.

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

Investment in Joint Venture

In March 2008, the Company entered into a joint venture agreement with Huma-Clean, LLC.  Under the terms of the agreement, the initial funding for the venture was to be $800,000, which was to be advanced in several installments by the Company.  This funding was to be in the form of a loan that will be repaid out of the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to the Company and 50% to Huma-Clean, LLC.  As of June 30, 2009 and December 31, 2008, the Company has advanced $780,000 and $780,000, respectively, under this agreement, which has been recorded on a cost basis.  The investment has not been recorded on an equity method basis because of the Company’s inability to exercise significant influence over the venture.

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

At June 30, 2009, the Company’s assets and liabilities reported at fair value utilizing Level 1 inputs include cash and cash equivalents. For these items, quoted current market prices are readily available.  The Company does not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

The following table presents information about the Company’s fair value hierarchy for financial assets as of June 30, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$ 1,031	-	-	$ 1,031
Total assets	$ 1,031	-	-	$ 1,031

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

The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). For the six-month periods ending June 30, 2009 and June 30, 2008, the Company recognized no stock-based compensation expense under SFAS No. 123(R) relating to employee and director stock options, restricted stock units or the employee stock purchase plan.

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

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of June 30, 2009.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets , in order to improve consistency between SFAS No. 142 and the period of expected cash flows to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations , and other U.S. generally accepted accounting practices. Effective January 1, 2009, the Company adopted FSP No. 142-3. The adoption of FSP No. 142-3 has not had and is not expected to have a material impact on the results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP.  With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

We adopted FIN 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN48. During the three and six months ended June 30, 2009, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of June 30, 2009.

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

Note 3. Going Concern Uncertainty

The Company has incurred net losses in the six months ended June 30, 2009 and 2008 and has had working capital deficiencies both periods.

The Company's financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is seeking a revolving credit facility for the purchase of inventory and various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. Management is also seeking to renegotiate certain liabilities in order to alleviate the working capital deficiency.

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

	For the Six Months Ended June 30,
	2009	2008

Loss from operations	$(427,884))	$(1,104,135)
Other income (deductions)	(58,034))	(62,654)

Net loss	$(485,918))	$(1,166,789)

	For the Three Months Ended June 30,
	2009	2008

Loss from operations	$(225,043))	$(800,140)
Other income (deductions)	(29,624))	(36,240)

Net loss	$(254,667))	$(836,380)

Note 4. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 42,490,202 for the six months ended June 30, 2009 and 2008.

Note 5. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at June 30, 2009 and December 31, 2008:

Description:	June 30, 2009	December 31, 2008
Furniture and office equipment	$110,517	$110,517
Leasehold Improvements	57,555	57,555
Software	3,987	3,987

	172,059	172,059
Less accumulated depreciation	(98,411)	(78,113)

Property and equipment, net	$73,648	$93,946

Note 6. Capitalized Software Costs

The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed , (“SFAS No. 86”). SFAS No. 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and been determined viable for its intended use. Accordingly the Company did not capitalize any development costs other than product development costs acquired through a third party purchase. The Company capitalizes software through technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

During the year ended December 31, 2007, the Company acquired new software to operate and enhance its GPS system.  The development costs of this software, which totaled $116,682, were capitalized and placed in service at the end of September 2007 and are being amortized over their estimate useful life of five years.  No such software development costs were capitalized during the six-month periods ended June 30, 2009 and June 30, 2008.  Amortization expense of $11,669 and $11,669 was recognized related to this capitalized software during the six-month periods ended June 30, 2009 and June 30, 2008, respectively.

Capitalized software costs and accumulated amortization were as follows as of June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
Software development costs	$116,682	$116,682
Less accumulated amortization	(40,840)	(29,171)

Capitalized Software, net	$75,842	$87,511

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount

2009	11,668
2010	23,337
2011	23,337
2012	17,500
Total	$ 75,842

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

Note 8.   Investment in Joint Venture and Other

On March 27, 2008, the Company entered into a joint venture agreement with Huma-Clean, LLC of Palestine, Texas.  Huma-Clean is in the soil remediation industry and specializes in lake clean up and dredging, internationally.  The purpose of this joint venture was initially to execute and manage a sludge clean-up project in Mexico and subsequently seek out other mutually beneficial projects.  Under the terms of the agreement, the initial funding for the venture was to be $800,000 which was to be advanced in several installments by the Company. This funding was to be in the form of a non-recourse loan that will be repaid through the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to Huma-Clean, LLC and 50% to the Company.  As of June 30, 2009 and December 31, 2008, the Company has advanced $780,000 and $780,000, respectively, to Huma-Clean, LLC; this amount has been recorded on the Company’s balance sheet as a cost basis investment in a joint-venture based on the Company’s inability to exercise significant influence over the investment and the non-recourse terms of the loan.

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

Note 9.   Notes Payable to Related Parties

	June 30, 2009	December 31, 2008

The Company has two outstanding notes payable to a former Director of the Company. The notes are for $195,000 and $91,874 and bear interest at 8% per annum. The notes matured in February 2007 and are currently in default.	286,874	286,874

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

	246,325	246,325
In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006. The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default.	141,875	141,875
The Company has an outstanding note payable to an Executive and Director of the Company. The note does not bear interest and originally matured in July 2006. The Executive has agreed to extend the terms of the note until the Company has the funds to repay him.	216,150	216,150
The Company has a note payable to Monet Acquisition, LLC for additional consideration related to the sale of its subsidiaries in May 2007. The note bears interest at a rate of 10% per annum and matured on April 25, 2009. It is personally guaranteed by the CEO of the Company. The note is past due and in default.	95,000	95,000
The Company entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, the Company was to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. No payments have been made related to this agreement. The note is past due and in default.	12,000	12,000

	$998,224	$998,224

Note 10.  Notes Payable

	June 30, 2009	December 31, 2008

In March 2006, the Company entered into a note payable for $27,000. This note bears interest at a rate of 7% per annum and originally matured on May 27, 2006. The maturity date was extended through December 31, 2007. As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default.	27,000	27,000
In February 2006, the Company obtained funds under a financing arrangement bearing interest at 10% per year. The note matured on February 1, 2007 and is convertible into shares of the Company’s common stock at a fixed rate. The note is past due and in default.	100,000	100,000
In February 2008, the Company entered into a promissory note for $50,000. The note bears interest at a rate of 12% per annum and matures on January 31, 2010. The note is convertible at any time to shares of the Company’s common stock at a fixed rate.	50,000	50,000
In March 2008, the Company entered into a promissory note for $50,000. The note bears interest at a rate of 10% per annum and matured on April 1, 2009. The note is convertible at any time to shares of the Company’s common stock at a fixed rate. The note is past due and in default.	50,000	50,000
In September 2008, the Company entered into a $100,000 settlement agreement with an individual. $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008. No additional payments have been made. The amount is past due and in default.	75,000	75,000
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

Note 11. Credit Union Participations

The Company no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through the Company’s former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, the Company was to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of June 30, 2009 payments totaling $9,000 had been made under the settlement agreement.   The remaining settlement obligation is past due.

Note 12. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions.  The outstanding balance totaling $166,085 at both June 30, 2009 and December 31, 2008 is in default. However, the Company is presently negotiating revised payment terms with the lender.

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

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf.  Such advances are recorded as liability on the Company’s balance sheet.  These amounts are loaned to the Company without any formal note agreement and do not bear interest.  They are payable on demand.  As of June 30, 2009 and December 31, 2008, the Company has recorded a liability of $777,586 and $760,786, respectively, for such related party advances.  During the six-month periods ended June 30, 2009 and June 30, 2008, $0 and $400,906, respectively, in related party advances were repaid through the issuance of stock.

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

On November 8, 2006, the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan was intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc., a Nevada Corporation, and any affiliated corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 13,100,000 shares have been issued from the Plan as of June 30, 2009.

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

Note 16. Stock Transactions

The following is a summary of stock transactions during the six-month period ended June 30, 2009:

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

In May 2009, the Company authorized the issuance of 500,000 shares of its common stock from its non-statutory S-8 Stock Plan to Letta Gorman, whose group is the Company’s grant writing and business development team.  The shares were issued at a price of $0.009 per share representing expenses due and to become due to Gorman for the months of May, June, July, August, and September of 2009 at rate of $900.00 per month. The stock had a market value at the time of issuance of $0.0089 per share.

Note 17.  Commitments and Contingencies

In July 2006, the Company entered into an equity line of credit agreement with eFund Small Cap Fund II, LP.  Under the terms of the agreement, eFund will be granted warrants to purchase 5,000,000 shares of the Company’s stock to provide funding contingent upon the Company’s drawing down on the line of credit.  The agreement also provided that the Company was to issue stock as compensation to eFund in the amount of 5,000,000 shares of its common stock as follows; 1,000,000 shares of stock upon execution of the agreement with an additional 4,000,000 shares to be issued as follows: 1,000,000 shares issuable upon the first Put; 1,000,000 shares upon the funding of $1,000,000 under the equity line, and 1,000,000 shares per each funding of $500,000. The Equity Line of Credit with eFund was never consummated.  On July 18, 2008, the Company entered into an agreement with EFund Capital Management, LLC (“EFUND”), an affiliate of eFund Small Cap Fund II, LLP, to provide consulting services.  As part of the engagement, EFUND prepared the Company’s Business Plan, promotional material, and private placement documents. In addition, EFUND agreed to introduce the Company to potential investors and assist in the negotiation of financing arrangements on behalf of the Company.  The Company received the material as contemplated in the agreement and availed itself of consulting services during the subsequent 12 month period.  As of July 15, 2009, the Company’s senior management had authorized the conveyance of 3,000,000 shares of the Company’s common stock which was originally issued on April 22, 2008 to EFUND as payment of services under the agreement of July 18, 2008, however, was held by the Company until performance under the contract was determined to be completed.  The Company will issue the shares in the 3rd Quarter of 2009 in full settlement of the services performed. No additional compensation is due under this agreement with EFUND or eFund Small Cap Fund II, LLP.  The Company will return 1,000,000 shares of its common stock (which was part of the issuance on April 22, 2008) to the Transfer Agent for cancellation during the 3rd Quarter of 2009.

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

In January of 2007, the Company entered into an employment agreement with Roy Pardini to serve as its Executive Vice President. The term of the contract is two years with a base salary of $125,000 per year.  As provided by the agreement, Mr. Pardini is eligible to receive bonuses from time to time at the discretion of the Board of Directors in stock, cash or other forms of compensation. Upon termination, Mr. Pardini shall be entitled to severance compensation in an amount equal to twenty-four months of base salary as shall exist at the time of termination.  During June of 2009, Mr. Pardini resigned his position of Executive Vice President, Secretary and Board Member.

In June of 2008, the Company entered into a consulting agreement with Vincent Nunez with Huma-Clean, LLC of Palestine, Texas.  The term of the contract is 5 years.  The provisions in the agreement include:

•

Mr. Nunez was issued 500,000 shares of the Company’s common stock upon execution of the consulting agreement.

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

Mr. Elfstrom and the Company are reviewing their arrangement as there are certain disputes in performance on the part of the parties.  As a result, the Company has withheld the $50,000 bonus referred to below along with the weekly compensation as stated in the contract.  These amounts have been accrued for as of June 30, 2009 and no additional accruals have been recorded by the Company. The Company expects to reach an amicable conclusion with Mr. Elfstrom for the termination of his services.

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

Future minimum annual payments expected under the operating lease are as follows:

Year Ending December 31,	Amount
2009	$61,830
2010	120,521
2011	109,710
2012	109,710
2013	9,143

Total	$410,914

Note 18.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

Note 19.  Legal Proceedings

The Company, through its former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement.  Under the terms of this agreement, the Company was to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009.  A balloon payment of $24,000 was due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of June 30, 2009 payments totaling $9,000 have been made under this settlement agreement.

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

The Company entered into a convertible promissory note for $100,000 with an individual in May 2008.  In June 2008, the note was converted into shares of common stock at the holder’s request.  Subsequently, the individual requested additional consideration and even though the Company had no obligation to accommodate the request, the Chairman of the Company advanced him $25,000 of his own funds and the Company signed an agreement in September 2008 to pay him an additional $75,000 within 60 days.  The Company has not been able to meet this deadline and the individual had commenced litigation and received a judgment . This amount has been accrued for in the financial statements.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operations

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the unaudited  financial statements and notes for the period ended June 30, 2009 contained in this Form 10-Q, and with the audited financial statements and notes as well as other items thereto included in our annual report on Form 10-K for the year ended December 31, 2008. This report, annual reports on Form 10-K, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC's website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on HSNI's website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material HSNI files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-Q for the period ended June 30, 2009 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of HSNI with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases.  From time to time,

HSNI may also provide forward-looking statements in other materials HSNI releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in HSNI’s annual report on Form 10-KSB and current reports on Form 8-K filed with the SEC.

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

The Company has supported a number of events at the United Nations and has established itself as a strategic partner with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations.   Peter Ubaldi, President and CEO of The Company, has been appointed as Chairman of IREO’s Water Restoration Committee.  The Company has proposed its remediation technology for contaminated bodies of water and for the remediation of soil  in South America, Central America, the Philippines and the United States as part of its expanding marketing efforts.

HSNI has entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and the Company is hopeful that the next sites will be located in the United States.   The Company initially believed that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violent activities which have occurred in the City of Juarez and the surrounding area have taken the government officials’ focus away from the building and expansion of their farmlands. This has directly impacted the first $2,000,000 order.  Nevertheless, the Joint Venture continues to produce “Gourmet Soil” and a contract has been entered into for the shipment of soil to India and discussions are in progress with other substantial new buyers.  The Company has advanced $780,000 to the venture.  The terms of the agreement call for the initial revenue to be used to repay the advance, however the Company at its discretion can allow a portion of the repayment to be left in the Venture for working capital.

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

HSNI has also entered into a joint venture with Huma-Clean, LLC, a Texas based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico and the Company is in meaningful discussions with strategic partners through a joint venture for a similar project in the Philippines. The Company is also hopeful that aditional sites will be located in the United States.   Ultimately, the Company expects this activity to become a major business segment contributing sustaining revenues.

As part of the expansion of the Company’s soil remediation and water purification efforts, HSNI has expanded its business model of engaging in Joint Venture partnerships bothe in this country and overseas.  The first two such initiatives are:

➢

ChainRule Enviornmental, LLC.  Chain Rule is a New York based company with long standing relationships in the Philippines.  HSNI and Chain Rule have entered into a Joint Venture Agreement on May 5 2009 where the parties agreed to develop the use of HSNI’s licensed technologies in the Philippines. The first such effort is underway with local strategic relationships for the implementation of the Huma-Clean process in Manila, the largest city in the Philippines.  Chain Rule will provide the capital for the venture as well as the site for the project and the key individuals and companies to insure its success. The Company has given Chain Rule the option (based on certain revenue milestones) of not only introducing the Huma Clean process but also the right to offer HSNI’s services in river restoration and its Mobile Pure Water System.

➢

SureWater Solutions,LLC.  SureWater, a New York based company and HSNI entered into a Strategic Alliance Agreement on July 3, 2009.  The Company has given SureWater the right to manufacture and distribute its Mobile Pure Water System.  Sure Water under the terms of this agreement will enhance and improve the original design and these changes when approved by HSNI will become part of the System and owned by HSNI.   SureWater will also manufacture the System for various sub-distributors set up by HSNI.  As part of this Agreement, SureWater will have the right to distribute the System in Countries approved by HSNI.  In all cases, HSNI will be the exclusive supplier of the ionized copper solution required to operate the System.

Employees

At June 30, 2009, the Company employed a total of 5 people. No employees are covered by a collective bargaining agreement.

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

Six Months and Three Months Ended June 30, 2009 versus Six Months and Three Months Ended June 30, 2008

Revenues

Product Sales

For the three months ended June 30, 2009, revenues from product sales decreased by 31%, or $3,942 as compared to the same period a year ago, primarily due to a decrease in activation revenue and sale of tracking devices.  For the six months ended June 30, 2009, revenues from product sales decreased by 43%, or $14,787 as compared to the six months ended June 30, 2008.

Cost of Sales

For the three months ended June 30, 2009, cost of product sales increased by $19,533, or 285%, as compared to the same period a year ago, primarily due to the write off of the Company’s inventory balance as of June 30, 2009 due to no tracking devices being sold since December 31, 2008.  For the six months ended June 30, 2009, cost of product sales increased by 104%, or $14,857 as compared to the six month period ended June 30, 2008.

Other Income

For the three months ended June 30, 2009, revenue from sources categorized as other income decreased by 95%, or $1,014 as compared to the same period a year ago, primarily due to income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools. For the six months ended June 30, 2009, other income decreased by 75%, or $1,946 as compared to the six month period ended June 30, 2008.

Operating Expenses

Significant expenditures for operating expenses for the three and six months ended June 30, 2009 and 2008 were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Compensation and benefits	105,603	123,388	211,206	225,991
Office occupancy and equipment	38,542	32,892	81,353	41,855
Professional and consulting fees	44,032	30,934	71,032	160,934
Sales development	1,800	391,756	13,942	457,396
Depreciation and amortization	16,016	11,874	31,967	17,840
Marketing expense	-	29,039	-	30,750
Other debt settlement fees	-	169,882	5,000	169,882
Other operating expense	1,310	17,124	4,225	21,918
Total expenses	207,303	806,889	418,725	1,126,566

Compensation and benefits decreased $17,785 and $14,785, respectively, for the three and six months ended June 30, 2009 as compared to the same periods a year earlier primarily due to a decrease in accrued employee benefits expense.

Office, occupancy and equipment increased by $5,650 and $39,498, respectively, for the three and six months ended June 30, 2009 as compared to the same periods a year earlier primarily due to an increase in rent and associated rent expense as a result of opening a new office in Keasbey, NJ.

Professional fees increased by $13,098 for the three months ended June 30, 2009 as compared to the same period a year earlier primarily due to increased accounting and auditing fees.  Professional fees decreased by $89,902 for six months ended June 30, 2009 as compared to the same period a year earlier primarily due to varying needs related to legal counsel and accounting services.

Depreciation and amortization expense increased $4,142 and $14,127, respectively, for the three and six months ended June 30, 2009 as compared to the same periods a year earlier due to the depreciation of furniture and leasehold improvements made to the Keasbey, NJ office in 2008.

Sales development and product development expense decreased $389,956 and $443,454, respectively,  for the three and six months ended June 30, 2009 as compared to the same periods a year earlier due to reduced spending by the Company in the current period after entering the water purification industry and aggressively pursuing this business during 2008.

Other debt settlement fees decreased $169,882 and $164,882, respectively, for the three and six months ended June 30, 2009 as compared to the same periods a year earlier due to the Company incurring less fees related to obtaining additional financing.

Marketing expense decreased $29,039 and $30,750, respectively, for the three and six months ended June 30, 2009 as compared to the same periods a year earlier due to the decreased spending on consultants related to foreign government business development activities.

Other operating expense decreased $15,814 and $17,693, respectively, for the three and six months ended June 30, 2009 as compared to the same periods a year earlier due to an overall decrease in business operations.

Interest Expenses

Interest expense decreased by $6,616 and $4,530, respectively, for the three and six months ended June 30, 2009 as compared to the same periods a year earlier, primarily due to decreased borrowing to fund operations and conversion of debt to common equity.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $465,509 and $1,166,789 for the six-month periods ending June 30, 2009 and 2008, respectively.  In 2009, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from entering into notes payable and from revenue related to GPS unit airtime charges.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	For the Six Months Ended June 30,
	2009	2008
Cash provided by (used in):
Operating activities	$(124,126)	$(1,066,410)
Investing activities	-	(104,275)
Financing activities	124,300	1,175,450
Increase/(decrease) in cash	$174	$4,765

 Net cash used in operating activities for the six months ended  June 30, 2009 decreased to $125,126 from $1,066,410 for the six months ended June 30, 2008 primarily due to decreased spending in the current period related to the Company entering the water purification industry in 2008.

Net cash used by investing activities was $0 for the six months ended June 30, 2009 compared to net cash used by investing activities of $104,275 for the six months ended June 30, 2008 as a result of disbursements made for leasehold improvements and office furniture for the subleased space located at 140 Smith Street, Suite 200, Keasbey, New Jersey during the prior year.  There were no such expenditures in the current year.

Net cash provided by financing activities was $125,300 for the six months ended June 30, 2009 compared to net cash provided by financing activities of $1,175,450 for the six months ended June 30, 2008 due to decreased advances from related parties during the current period.

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

As of June 30, 2009, an evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective.

(b)  Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Waterville Associates .  The Company entered into a contract for services to be provided by Waterville Associates.  The services to be received from Waterville included but were not limited to: the production of a research report, a display on the Waterville web site, access to their opt-in e-mail of potential investors and assistance in raising capital.  None of these services were rendered by Waterville.  The Company believes that the suit is without merit and in fact the Company’s attorney has filed an answer and counter-claim for substantial damages from Waterville’s non-performance.

Chris Verrone . In May 2008, Mr. Verrone loaned the Company $100,000 under a convertible note agreement. The note was converted to common shares during June 2008.  Subsequently, Mr. Verrone requested additional consideration and even though the Company had no obligation to accommodate this request, the Chairman of the Company advanced him $25,000 on behalf of the Company and the Company signed an agreement to pay him an additional $75,000 in 60 days.  The Company was not able to meet this deadline and Mr. Verrone commenced litigation and received a judgement against the Company.

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

;

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

Risks Related to Doing Business in Mexico and Other Foreign Countries:

Adverse changes in political and economic policies of foreign governments could have a material adverse effect on the Company’s operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2009,  the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

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

In May 2009, the Company authorized the issuance of 500,000 shares of its common stock from its non-statutory S-8 Stock Plan to Letta Gorman, whose group is the Company’s grant writing and business development team.  The shares were issued at a price of $0.009 per share representing expenses due and to become due to Gorman for the months of May, June, July, August and September of 2009 at a rate of $900.00 per month.  The stock had a market value at the time of issuance of $0.0089 per share.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

In June of 2009, Roy Pardini resigned as Executive Vice President, Secretary and Board member.  The Company is in the process of finding a qualified individual to replace Mr. Pardini on the Board of Directors.

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

/s/ PETER D. UBALDI

President & Chief Executive Officer
Date: August 15, 2009

/s/ PETER D.UBALDI

President & Chief Executive Officer
Date: August 15, 2009