Form 10-Q
period 2009-09-30
Homeland Security Network, Inc.
filed 2009-11-16
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009
Or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 346,042,919.

HOMELAND SECURITY NETWORK, INC.

FORM 10-Q

QUARTER ENDED September 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HOMELAND SECURITY NETWORK, INC.

BALANCE SHEETS

As of September 30, 2009 and December 31, 2008

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$1,061	$857
Accounts receivable – trade	-	8,278
Accounts receivable from related parties	-	-
Inventory	-	25,409
Total current assets	1,061	34,544
Property, plant and equipment, net of accumulated depreciation	63,466	93,946
Capitalized software, net of accumulated amortization	70,008	87,511
Other intangible assets	21,500	21,500
Investment in joint venture	780,000	780,000
Other long-term assets	1,124	1,124

Total assets	$937,159	$1,018,625

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$1,307,611	$1,310,395
Accounts payable and accrued liabilities to related parties	891,180	863,055
Advances from related parties	777,586	760,786
Current portion of notes payable to related parties	998,224	998,224
Current portion of notes payable	409,500	252,000
Amounts payable to credit unions	71,032	71,032
Line of credit	166,085	166,085
Total current liabilities	4,621,218	4,421,577

Long term notes payable, net of current portion	-	50,000

Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,150,000 and 4,086,856 issued and outstanding	2,150	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 0 and 1,621,642 issued and outstanding	-	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 346,042,919 and 310,402,717 shares issued and outstanding	346,043	310,403
Additional paid-in-capital	24,710,621	23,955,181
Accumulated deficit	(28,343,133)	(27,675,526)
	(3,284,319)	(3,053,212)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(3.684.059)	(3,452,952)
Total liabilities and shareholders’ deficit	$937,159	$1,018,625

The accompanying notes are an integral part of these Financial Statements.

HOMELAND SECURITY NETWORK, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2009 and 2008

(Unaudited)

	For the Three Months Ended September 30,
	2009	2008

Revenues:
Sales	$(6,460)	$12,327
Cost of goods sold	9,024	10,279
Gross margin - product sales	(15,484)	2,048

Other income	882	1,049
Gross margin	$(14,602)	$3,097
Expenses:
Compensation and benefits	66,853	121,352
Office occupancy and equipment	32,997	28,309
Professional and consulting fees	16,406	63,705
Sales and product development	2,700	16,000
Depreciation and amortization	16,016	15,153
Marketing expense	-	1,530
Other operating expense	2,493	1,750
Debt issuance and settlement costs	-	11,009
Total expenses	137,465	258,808
Loss from Operations	$(152,067)	$(255,711)

Other income (loss):

Interest expense	(29,624)	(25,824)
Total other income (loss)	(29,624)	(25,824)

Net loss	$(181,691)	$(281,535)
Net loss per share, basic and diluted	$(0.001)	$(0.001)
Weighted average shares outstanding, basic and diluted	333,480,416	310,493,695

The accompanying notes are an integral part of these Financial Statements.

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008

Revenues:
Sales	$12,836	$46,410
Cost of goods sold	39,058	24,542
Gross margin - product sales	(26,222)	21,868

Other income	1,547	3,660
Gross margin	$(24,675)	$25,528
Expenses:
Compensation and benefits	278,059	347,343
Office occupancy and equipment	114,350	70,164
Professional and consulting fees	87,439	224,639
Sales Development	16,642	473,396
Depreciation and amortization	47,983	32,993
Marketing expense	-	32,280
Other debt settlement fees	5,000	171,632
Other operating expense	5,802	32,927
Total expenses	555,275	1,385,374
Loss from operations	$(579,950)	$(1,359,846)

Other income (loss):
Gain on cancellation of debt	-	-
Loss on disposition of assets	-	-
Interest expense	(87,659)	(88,478)
Total other income (loss)	(87,659)	(88,478)

Net loss	$(667,609)	$(1,448,324)
Net loss per share, basic and diluted	$(0.002)	$(0.005)
Weighted average shares outstanding, basic and diluted	324,493,370	299,663,463

The accompanying notes are an integral part of these Financial Statements.

HOMELAND SECURITY NETWORK, INC

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(667,609)	$(1,448,324)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	47,083	32,993
Common stock issued for services and compensation	29,000	690,350
Common stock issued for debt settlement fees	5,000	171,632
Common stock issued in lieu of interest	-	5,000
Inventory write-off	25,409	-
Changes in:
Accounts receivable – trade	-	(984)
Accounts receivable from related parties	-	(850,000)
Prepaid expenses	-	(10,000)
Inventory	-	4,391
Accounts payable and other accrued expenses	436,021	157,001

Net cash provided (used) in operating activities	(125,096)	(1,247,941)
Cash flows from investing activities:
Investment in joint venture	-	-
Purchases of property and equipment	-	(109,676)
Net cash used in investing activities	-	(109,676)
Cash flows from financing activities:
Advances from related parties	17,800	916,850
Borrowings (repayment) under line of credit	-	(9,000)
Proceeds from notes payable	107,500	450,000
Net cash provided by financing activities	125,300	1,357,850

Net increase (decrease) in cash	204	233
Cash beginning of the quarter	857	833
Cash end of the quarter	$1,061	$1,066
Supplemental disclosure of non-cash financing activities:
Stock issued to settlement accounts payable and accrued expenses	$362,500	$-
Stock issued to settle related party advances	$-	$480,906
Stock issued to settle note payable	$-	$436,142
Stock issued to acquire intangible assets	$-	$215,000

The accompanying notes are an integral part of these Financial Statements.

HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the unaudited financial statements (i) for the three and nine months ended September 30, 2009 and (ii) for the three and nine months ended September 30, 2008.

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

In the opinion of HSNI’s management, the financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended September 30, 2009 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

Accounts Receivable

Accounts receivable relating to the Company’s tracking device segment consist of payments due from users of the products.  In the normal course of business, the Company monitors the financial condition of the Company’s customer base.  As of September 30, 2009 and December 31, 2008, the Company has recorded a provision for uncollectible accounts of $133,250 and $133,250, respectively, related to a long-outstanding balance.  The account deemed uncollectible relates to an individual customer; the Company has a note payable outstanding to an affiliated entity of the customer with a principal balance of $141,875 and $141,875 as of September 30, 2009 and December 31, 2008, respectively. As the note payable terms do not have a right of offset, the Company has reserved the balance in full in accordance with its own accounting policies; however, the Company believes it has a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

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

Capitalized Software

The Company capitalizes certain computer software costs, after technological feasibility has been established.  These costs are amortized utilizing the straight-line method over the software’s economic life, which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the development of applications.  For the nine month periods ended September 30, 2009 and September 30, 2008, no expenditures relating to application development were capitalized by the Company.

Goodwill and Intangible Assets

Goodwill and intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") (now contained in FASB Codification Topic 350, Intangibles-Goodwill and Other). Under SFAS No. 142, goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment, or more frequently, if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable, or at least annually at December 31 of each year. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss.  The second step allocates the fair value of the reporting unit to the Company's tangible and intangible assets and liabilities.  This derives an implied fair value for the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess.  In the event that the Company determines that the value of goodwill or other intangible assets have become impaired, the Company will incur a charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Investment in Joint Venture

In March 2008, the Company entered into a joint venture agreement with Huma-Clean, LLC.  Under the terms of the agreement, the initial funding for the venture was to be $800,000, which was to be advanced in several installments by the Company.  This funding was to be in the form of a loan that will be repaid out of the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to the Company and 50% to Huma-Clean, LLC.  As of September 30, 2009 and December 31, 2008, the Company has advanced $780,000 and $780,000, respectively, under this agreement, which has been recorded on a cost basis.  The investment has not been recorded on an equity method basis because of the Company’s inability to exercise significant influence over the venture.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

tax rates isrecognized in income in the period that includes the enactment date. In addition, a valuation allowance has been established to reduce any deferred tax asset in which the Company is not able to determine on a more likely than not basis that the deferred tax asset will be realized.

Long-Lived Assets

HSNI accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) (now contained in FASB Codification Section 360-10, Property, Plant, and Equipment-- Accounting for the Impairment or Disposal of Long-Lived Asset subsections), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group.

Fair Value of Financial Instruments

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) (now contained in FASB Codification Section 825-10-65, Fair Value Measurements and Disclosures-Overall-Transition and Open Effective Date Information), which addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes.  The FASB defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company’s adoption of the required portions of SFAS No. 157 as of January 1, 2008 did not have a material impact on the Company’s financial position, results of operations and cash flows.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2,  Effective Date of FASB Statement No. 157  (“FSP 157-2”), permitting entities to delay application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis.  The Company adopted the application of SFAS No. 157 to nonfinancial assets and liabilities effective January 1, 2009; this did not have a material effect on the Company’s financial condition or results of operations.

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

At September 30, 2009, the Company’s assets and liabilities reported at fair value utilizing Level 1 inputs include cash and cash equivalents. For these items, quoted current market prices are readily available.  The Company does not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

The following table presents information about the Company’s fair value hierarchy for financial assets as of September 30, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$ 1,061	-	-	$ 1,061
Total assets	$ 1,061	-	-	$ 1,061

The carrying amounts of trade receivables and payables, accrued expenses and other current liabilities approximate fair value due to their short-term nature.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

No. 159”) (now contained in FASB Codification Topic 825-10, Financial Instruments-Fair Value Option subsections), which permits companies to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  The Company did not elect the fair value option for any of its existing financial instruments other than those already measured at fair value.  Therefore, the Company’s adoption of SFAS No. 159 as of January 1, 2008 did not have an impact on the Company’s financial position, results of operations or cash flows.

Concentrations of Credit Risk

The Company maintains its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation secures each depositor up to $250,000.

Stock-Based Compensation

Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees , and related interpretations to account for our employee and director stock options, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123,  Accounting for Stock-Based Compensation . The Company accounted for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123. Effective January 1, 2006, The Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments , (“SFAS No. 123(R)”) (noe contained in FASB Codification Topic 718, Compensation-Stock Compensation) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. In addition, the Company has applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the Securities and Exchange Commission, in our adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). For the nine-month periods ending September 30, 2009 and September 30, 2008, the Company recognized no stock-based compensation expense under SFAS No. 123(R) relating to employee and director stock options, restricted stock units or the employee stock purchase plan.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards , which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). Due to the Company’s historical net operating losses, the Company has not recorded the tax effects of employee stock-based compensation and has no APIC pool.

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of September 30, 2009.

Recently issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) (now contained in FASB Codification Topic 805- Business Combinations). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and

HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. Effective January 1, 2009, the Company adopted SFAS No. 141(R).  The adoption of SFAS No. 141(R) has not had and is not expected to have a material impact on the results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”) (now contained in FASB Codification Topic 350-30, Intangibles other than Goodwill), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”),  Goodwill and Other Intangible Assets  , in order to improve consistency between SFAS No. 142 and the period of expected cash flows to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007),  Business Combinations  , and other U.S. generally accepted accounting practices. Effective January 1, 2009, the Company adopted FSP No. 142-3. The adoption of FSP No. 142-3 has not had and is not expected to have a material impact on the results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP.  With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

We adopted FIN 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN48. During the three and nine months ended September 30, 2009, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of September 30, 2009.

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

Note 3. Going Concern Uncertainty

The Company has incurred net losses in the nine months ended September 30, 2009 and 2008 and has had working capital deficiencies both periods.

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

HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

	For the Nine Months Ended September 30,
	2009	2008

Loss from operations	$(579,950)	$(1,359,846)
Other income (deductions)	(87,659)	(88,478)

Net loss	$(667,609)	$(1,448,324)

	For the Three Months Ended September 30,
	2009	2008

Loss from operations	$(152,067)	$(255,711)
Other income (deductions)	(29,624)	(25,824)

Net loss	$(181,691)	$(281,535)

Note 4. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is $21,500,000 and $42,490,202 for the nine months ended September 30, 2009 and 2008, respectively.

HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

Note 5. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at September 30, 2009 and December 31, 2008:

Description:	September 30, 2009	December 31, 2008
Furniture and office equipment	$110,517	$110,517
Leasehold Improvements	57,555	57,555
Software	3,987	3,987

	172,059	172,059
Less accumulated depreciation	(108,593)	(78,113)

Property and equipment, net	$63,466	$93,946

Note 6. Capitalized Software Costs

The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, (“SFAS No. 86”) (now contained in FASB Codification 985-20, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed). SFAS No. 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and been determined viable for its intended use. Accordingly the Company did not capitalize any development costs other than product development costs acquired through a third party purchase. The Company capitalizes software through technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

During the year ended December 31, 2007, the Company acquired new software to operate and enhance its GPS system.  The development costs of this software, which totaled $116,682, were capitalized and placed in service at the end of September 2007 and are being amortized over their estimate useful life of five years.  No such software development costs were capitalized during the nine-month periods ended September 30, 2009 and September 30, 2008.  Amortization expense of $17,503 and $17,503 was recognized related to this capitalized software during the nine-month periods ended September 30, 2009 and September 30, 2008, respectively.

HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

Capitalized software costs and accumulated amortization were as follows as of September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
Software development costs	$116,682	$116,682
Less accumulated amortization	(46,674)	(29,171)

Capitalized Software, net	$70,008	$87,511

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount

2009	$5,834
2010	$23,337
2011	$23,337
2012	$17,500
Total	$70,008

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

Note 8.   Investment in Joint Venture and Other

On March 27, 2008, the Company entered into a joint venture agreement with Huma-Clean, LLC of Palestine, Texas.  Huma-Clean is in the soil remediation industry and specializes in lake clean up and dredging, internationally.  The purpose of this joint venture was initially to execute and manage a sludge clean-up project in Mexico and subsequently seek out other mutually beneficial projects.  Under the terms of the agreement, the initial funding for the venture was to be $800,000 which was to be advanced in several installments by the Company. This funding was to be in the form of a non-recourse loan that will be repaid through the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to Huma-Clean, LLC and 50% to the Company.  As of September 30, 2009 and December 31, 2008, the Company has advanced $780,000 and $780,000, respectively, to Huma-Clean, LLC; this amount has been recorded on the Company’s balance sheet as a cost basis investment in a joint-venture based on the Company’s inability to exercise significant influence over the investment and the non-recourse terms of the loan.

During the year ended December 31, 2008, the Company advanced $130,000 to a third-party in conjunction with the third-party’s agreement to acquire another entity and all of its assets.  Per the terms of the agreement, as part of the purchase price, the third-party was to make two payments of $100,000 each in exchange for a convertible debenture from the entity being acquired.  Per the agreement, if the sale did not close, the third-party could elect to have the debenture, which has a maturity date of April 9, 2011, paid out of the net income of the entity.  The third-party planned to assign the agreements to the Company.  As of HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

December 31, 2008, the Company had decided not to make the acquisition.  There is no formal documentation assigning the convertible debenture from the third-party to the Company and no efforts have been made to collect the money advanced.  Thus, as of December 31, 2008, management fully impaired the $130,000 advanced to the third-party.

HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

Note 9.   Notes Payable to Related Parties

	September 30, 2009	December 31, 2008

The Company has two outstanding notes payable to a former Director of the Company. The notes are for $195,000 and $91,874 and bear interest at 8% per annum. The notes matured in February 2007 and are currently in default.	286,874	286,874

In 2005, the Company obtained funds under a financing arrangement from a related third party. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8% per annum.  It originally matured on January 28, 2006, at which time the unpaid principal was $229,365.  Interest due on the note was $16,960.  The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007.  The note is uncollateralized and the proceeds were utilized for working capital.  The note is in default.  The holder of the note had originally  agreed to settle the balance due and the related accrued interest for shares of the Company’s common stock.  However, the principal of the lender rejected the agreed upon settlement and has begun litigation to recover the amount in question. The Company is currently working to re-negotiate the original arrangement and finalize this settlement agreement with the lender.

246,325	246,325

In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006. The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default.	141,875	141,875

The Company has an outstanding note payable to an Executive and Director of the Company. The note does not bear interest and originally matured in July 2006. The Executive has agreed to extend the terms of the note until the Company has the funds to repay him.	216,150	216,150

The Company has a note payable to Monet Acquisition, LLC for additional consideration related to the sale of its subsidiaries in May 2007. The note bears interest at a rate of 10% per annum and matured on April 25, 2009. It is personally guaranteed by the CEO of the Company. The note is past due and in default.	95,000	95,000

The Company entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, the Company was to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. No payments have been made related to this agreement. The note is past due and in default.	12,000	12,000

	$998,224	$998,224

HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

Note 10.  Notes Payable

	September 30, 2009	December 31, 2008

In March 2006, the Company entered into a note payable for $27,000. This note bears interest at a rate of 7% per annum and originally matured on May 27, 2006. The maturity date was extended through December 31, 2007. As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default.	27,000	27,000
In February 2006, the Company obtained funds under a financing arrangement bearing interest at 10% per year. The note matured on February 1, 2007 and is convertible into shares of the Company’s common stock at a fixed rate. The note is past due and in default.	100,000	100,000
In February 2008, the Company entered into a promissory note for $50,000. The note bears interest at a rate of 12% per annum and matures on January 31, 2010. The note is convertible at any time to shares of the Company’s common stock at a fixed rate.	50,000	50,000
In March 2008, the Company entered into a promissory note for $50,000. The note bears interest at a rate of 10% per annum and matured on April 1, 2009. The note is convertible at any time to shares of the Company’s common stock at a fixed rate. The note is past due and in default.	50,000	50,000
In September 2008, the Company entered into a $100,000 settlement agreement with an individual. $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008. No additional payments have been made. The amount is past due and in default.	75,000	75,000

In February 2009, the Company entered into a promissory note for $107,500. The note bears interest at a rate of 10% per annum and matures on January 31, 2010. It may be extended for up to six months subject to a 5% increase in the interest rate in effect during those additional months. The note is collateralized by the Company’s pledge of 2,150,000 shares of the Company’s preferred A shares convertible at a 10 to 1 ratio of common stock. The pledged collateral is to be held in escrow until an event of default or payment in full of the loan.	107,500	-

	$409,500	$302,000

Note 11. Credit Union Participations

The Company no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through the Company’s former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, the Company was to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of September 30, 2009 payments totaling $9,000 had been made under the settlement agreement.   The remaining settlement obligation is past due.

HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

Note 12. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions.  The outstanding balance totaling $166,085 at both September 30, 2009 and December 31, 2008 is in default. However, the Company is presently negotiating revised payment terms with the lender.

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

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf.  Such advances are recorded as liability on the Company’s balance sheet.  These amounts are loaned to the Company without any formal note agreement and do not bear interest.  They are payable on demand.  As of September 30, 2009 and December 31, 2008, the Company has recorded a liability of $777,586 and $760,786, respectively, for such related party advances.  During the nine-month periods ended September 30, 2009 and September 30, 2008, $0 and $400,906, respectively, in related party advances were repaid through the issuance of stock.

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

On November 8, 2006, the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan was intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc., a Nevada Corporation, and any affiliated corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 13,600,000 shares have been issued from the Plan as of September 30, 2009.

Note 15.  Sale of GPS Business

In September 2008 the Company entered into a contract with Global Safety Holdings Corp., (“GSH”), a U.S. privately held company with a substantial presence in Russia.  Under the terms of this agreement, the Company has sold the rights to their technology to GSH for use throughout Europe and Asia but specifically in Russia.  HSNI has received a 10% non-dilutive interest in GSH and a percentage of the Company’s cash flow.  HSNI has also retained its rights exclusively to market this HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

technology in the United States and Mexico.  The Company recorded the transaction as a non-monetary exchange and assigned no fair value to the consideration given or received as currently no GPS operations exist in Russia; thus, the fair value of the consideration is contingent upon successful execution of the business model by GSH.

Note 16. Stock Transactions

The following is a summary of stock transactions during the nine-month period ended September 30, 2009:

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

 In August 2009, the Company authorized the issuance of 500,000 shares of its common stock from its non-statutory S-8 Stock Plan to Robert Dennett, for payment of accrued accounting services totaling $10,000.   The 500,000 shares were valued at $0.02 per share. The Company’s closing market price for its stock at the time of the Board approval was $0.02 per share.

In August 2009, 50,000 shares of common stock were issued to Kris J. Balekian  for payment of a $1,000 for legal fees incurred. The 50,000 shares were valued at $0.02 per share and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in August 2009.

HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

In August 2009, the Company authorized the issuance of 1,500,000 shares of common stock to C. Richard Berkenstock and Anthony F. Visco, Jr. for $30,000.  The funds were provided to the Company for working capital.  The 1,500,000 shares were valued at $0.02 per share and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in August 2009.

In August 2009, Autocorp Acquisition Partners, the holder of the Company’s preferred stock, converted 1,936,856 shares of the Company’s Series A Preferred Stock into 19,368,560 shares of common stock at a conversion ratio of 10 to 1.

In August 2009, Autocorp Acquisition Partners, the holder of the Company’s preferred stock, converted 1,621,642 shares of the Company’s Series B Preferred Stock into 1,621,642 shares of common stock at a conversion ratio of 1 to 1.

Note 17.  Commitments and Contingencies

In July 2006, the Company entered into an equity line of credit agreement with eFund Small Cap Fund II, LP.  Under the terms of the agreement, eFund will be granted warrants to purchase 5,000,000 shares of the Company’s stock to provide funding contingent upon the Company’s drawing down on the line of credit.  The agreement also provided that the Company was to issue stock as compensation to eFund in the amount of 5,000,000 shares of its common stock as follows; 1,000,000 shares of stock upon execution of the agreement with an additional 4,000,000 shares to be issued as follows: 1,000,000 shares issuable upon the first Put; 1,000,000 shares upon the funding of $1,000,000 under the equity line, and 1,000,000 shares per each funding of $500,000. The Equity Line of Credit with eFund was never consummated.  On July 18, 2008, the Company entered into an agreement with EFund Capital Management, LLC (“EFUND”), an affiliate of eFund Small Cap Fund II, LLP, to provide consulting services.  As part of the engagement, EFUND prepared the Company’s Business Plan, promotional material, and private placement documents. In addition, EFUND agreed to introduce the Company to potential investors and assist in the negotiation of financing arrangements on behalf of the Company.  The Company received the material as contemplated in the agreement and availed itself of consulting services during the subsequent 12 month period.  As of July 15, 2009, the Company’s senior management had authorized the conveyance of 3,000,000 shares of the Company’s common stock which was originally issued on April 22, 2008 to EFUND as payment of services under the agreement of July 18, 2008, however, was held by the Company until performance under the contract was determined to be completed.  The Company will issue the shares in the 3 rd  Quarter of 2009 in full settlement of the services performed. No additional compensation is due under this agreement with EFUND or eFund Small Cap Fund II, LLP.  The Company will return 1,000,000 shares of its common stock (which was part of the issuance on April 22, 2008) to the Transfer Agent for cancellation during the 4th Quarter of 2009.

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

•

Each time the Company accumulates $2,000,000 in gross revenues from sales generated in connection with the technology and services of Huma-Clean, LLC, an additional 500,000 shares of the Company’s common stock will be HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

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

Mr. Elfstrom and the Company are reviewing their arrangement as there are certain disputes in performance on the part of the parties.  As a result, the Company has withheld the $50,000 bonus referred to below along with the weekly compensation as stated in the contract.  These amounts have been accrued for as of September 30, 2009 and no additional accruals have been recorded by the Company. The Company expects to reach an amicable conclusion with Mr. Elfstrom for the termination of his services.

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

Note 19.  Legal Proceedings

The Company, through its former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement.  Under the terms of this agreement, the Company was to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009.  A balloon payment of $24,000 was due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of September 30, 2009 payments totaling $9,000 have been made

HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

under this settlement agreement.

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

In January 2005, the Company entered into a Promissory Note with Market Connexxions, LLC in the amount of $229,365.00.  The Company has asserted inconsistencies in the terms and conditions of the agreement but had in good faith agreed to settle the Note by issuing shares of their common stock to the holder of the Note.  The principal of the Note holder ended what the Company believed to be meaningful negotiations and commenced litigation.  The Company’s corporate counsel is proceeding with the defense of the lawsuit.

In addition to the matter described above, the Company is involved in various legal actions and claims from time to time, which arise in the normal course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Note 20. Subsequent Events

Changes in Our Certifying Accountant

On June 5, 2009, our independent auditors, Cornwell Jackson, informed us that they would terminate their relationship with us and not audit our Form 10-K for the year ending December 30, 2009.  However, they did agree to continue the engagement for the Quarters ending June 30, 3009 and September 30, 2009 and complete the necessary review of these periods.  Upon completion of the Form 10-Q for the quarter ended June 30, 2009 by Cornwell Jackson, we decided to disengage with them and on October 26, 2009 our board of directors voted to terminate the relationship with Cornwell Jackson.  There were no disagreements with Cornwell Jackson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the fiscal years ended 2006, 2007 and 2008 and the subsequent interim periods through October 23, 2009.  For the annual reports on Form 10-K fiscal years ended 2006, 2007 and 2008 and quarterly reports on Form 10-Q from 2006 up through October 23, 2009 our auditor’s had issued opinions in each of the reports covered during the annual periods described above.  The opinions did not contain an adverse or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph regarding the Company’s ability to continue as a going concern.

On October 26, 2009, our board of directors voted to engage W. T. Uniack & Co. CPA’s P.C. as our new independent auditors for the year ended December 31, 2009 and quarterly reviews thereon and for the quarterly review of the quarter ended September 30, 2009.  We did not consult with the new auditor W. T. Uniack & Co. CPA’s P.C concerning our two most recent fiscal years ended 2008 and 2007, and the subsequent interim periods prior to engaging that accountant regarding whether the application of accounting principles to a specified transaction, either completed or proposed; nor the type of audit opinion that might be rendered on our financial statements, and no written report was provided to us or oral advice was provided that the new accountant concluded was an important factor considered by us  in reaching a decision as to any accounting, auditing or financial reporting issue.

Amendment to Our Articles of Incorporation

On August 10, 2008, a majority of our board of directs approved and recommended to our stockholders an amendment to our articles of incorporation to change the name of the corporation to “Global Ecology Corporation” On August 20, 2008, a majority of our stock holders voted by written consent to amend our articles of incorporation to change the name of the corporation “Global Ecology

HOMELAND SECURITY NETWORK, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS --- (Continued)

Corporation.”   The purpose the amendment was to have our name reflect our current business strategy of deploying technologies in the development of water and soil remediation and also potable water.  We will file with FINRA to effectuate the change and have our trading symbol changed , which we estimated to occur within 15 days of this filing, however, there is no assurance that we will be able to complete the filing within the estimated timeframe.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the unaudited  financial statements and notes for the period ended September 30, 2009 contained in this Form 10-Q, and with the audited financial statements and notes as well as other items thereto included in our annual report on Form 10-K for the year ended December 31, 2008. This report, annual reports on Form 10-K, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the Securities and Exchange Commission’, or SEC's, website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on HSNI's website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material HSNI files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-Q for the period ended September 30, 2009 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of HSNI with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases.  From time to time,

HSNI may also provide forward-looking statements in other materials HSNI releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in HSNI’s annual report on Form 10-KSB and current reports on Form 8-K filed with the SEC.

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

Effective July 10, 2009, the Company suspended GPS tracking services after the discovery of a software problem that inhibits the proper operation of the equipment.  The services will remain offline temporarily until a software patch can be implemented.

HSNI has also entered into a joint venture with Huma-Clean, LLC, a Texas based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico and the Company is in meaningful discussions with strategic partners through a joint venture for a similar project in the Philippines. The Company is also hopeful that additional sites will be located in the United States.   Ultimately, the Company expects this activity to become a major business segment contributing sustaining revenues.

As part of the expansion of the Company’s soil remediation and water purification efforts, HSNI has expanded its business model of engaging in Joint Venture partnerships both in this country and overseas.  The first two such initiatives are:

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

Employees

At September 30, 2009, the Company employed a total of 4 people. No employees are covered by a collective bargaining agreement.

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

Nine Months and Three Months Ended September 30, 2009 versus Nine Months and Three Months Ended September 30, 2008

Revenues

Product Sales

For the three months ended September 30, 2009, the Company had no revenues from product sales. Effective July 10, 2009, the Company suspended GPS tracking services after the discovery of a software problem that inhibits the proper operation of the equipment.  The services will remain offline temporarily until a software patch can be implemented.  The Company issued credit memos to its customers totaling $6,460 for the three months ended September 30, 2009 to compensate that for the loss of service.

For the nine months ended September 30, 2009, revenues from product sales decreased by 72.3%, or $33,574 as compared to the same period a year ago, primarily due to the service outage and decrease in activation revenue and sale of tracking devices.

Cost of Sales

For the three months ended September 30, 2009, cost of product sales decreased by $1,255, or 12.2%, as compared to the same period a year ago due to reduced tracking costs attributable to the service outage.  For the nine months ended September 30, 2009, cost of product sales increased by 59.1%, or $14,516 as compared to the nine-month period ended September 30, 2008, primarily due to the write off of the Company’s inventory balance as of June 30, 2009 due to no tracking devices being sold since December 31, 2008.

Other Income

For the three months ended September 30, 2009, revenue from sources categorized as other income decreased by 15.9%, or $167 as compared to the same period a year ago, primarily due to income earned on the Company's portfolio of automobile finance receivables due to terminations of certain servicing and loan pools and sales of certain loan pools. For the nine months ended September 30, 2009, other income decreased by 57.7%, or $2,113 as compared to the nine-month period ended September 30, 2008.

Operating Expenses

Significant expenditures for operating expenses for the three and nine months ended September 30, 2009 and 2008 were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Compensation and benefits	66,853	121,352	278,059	347,343
Office occupancy and equipment	32,997	28,309	114,350	70,164
Professional and consulting fees	16,406	63,705	87,439	224,639
Sales development	2,700	16,000	16,642	473,396
Depreciation and amortization	16,016	15,153	47,983	32,993
Marketing expense	-	1,530	-	32,280
Other debt settlement fees	-	11,009	5,000	171,632
Other operating expense	2,493	1,750	5,802	32,927
Total expenses	$152,067	$258,808	$555,275	$1,385,374

Compensation and benefits decreased $54,499 and $69,284, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods a year earlier primarily due to the resignation of Roy Pardini.

Office, occupancy and equipment increased by $4,688 and $44,186, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods a year earlier primarily due to an increase in rent and associated rent expense as a result of opening a new office in Keasbey, NJ.

Professional fees decreased by $47,299 for the three months ended September 30, 2009 as compared to the same period a year earlier primarily due to varying needs for legal, accounting and auditing fees.  Professional fees decreased by $137,200 for nine months ended September 30, 2009 as compared to the same period a year earlier primarily due to varying needs related to legal counsel and accounting services.

Depreciation and amortization expense increased $863 and $14,990, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods a year earlier due to the depreciation of furniture and leasehold improvements made to the Keasbey, NJ office in 2008.

Sales development and product development expense decreased $13,300 and $456,754, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods a year earlier due to reduced spending by the Company in the current period after entering the water purification industry and aggressively pursuing this business during 2008.

Other debt settlement fees decreased $11,009 and $166,632, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods a year earlier due to the Company incurring reduced fees related to obtaining additional financing.

Marketing expense decreased $1,530 and $32,280, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods a year earlier due to the decreased spending on consultants related to foreign government business development activities.

Other operating expense increased $743 for the three months ended September 30, 2009 as compared to the same periods a year earlier.  Other operating expense decreased $27,125 for the nine months ended September 30, 2009 as compared to the same periods a year earlier.

Interest Expenses

Interest expense increased by $3,800 for the three months ended and decreased $819 for the nine months ended September 30, 2009 as compared to the same periods a year earlier, primarily due to a net increased borrowing to fund operations and reduced by conversion of debt to common equity.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $667,609 and $1,448,324 for the nine-month periods ending September 30, 2009 and 2008, respectively.  In 2009, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from entering into notes payable and from revenue related to GPS unit airtime charges.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	For the Nine Months Ended September 30,
	2009	2008
Cash provided by (used in):
Operating activities	$(125,096)	$(1,247,941)
Investing activities	-	(109,676)
Financing activities	125,300	1,357,850
Increase/(decrease) in cash	$204	$233

 Net cash used in operating activities for the nine months ended  September 30, 2009 decreased to $125,096 from $1,247,941 for the nine months ended September 30, 2008 primarily due to decreased spending in the current period related to the Company entering the water purification industry in 2008.

Net cash used by investing activities was $0 for the nine months ended September 30, 2009 compared to net cash used by investing activities of $109,676 for the nine months ended September 30, 2008 as a result of disbursements made for leasehold improvements and office furniture for the subleased space located at 140 Smith Street, Suite 200, Keasbey, New Jersey during the prior year.  There were no such expenditures in the current year.

Net cash provided by financing activities was $125,300 for the nine months ended September 30, 2009 compared to net cash provided by financing activities of $1,357,850 for the nine months ended September 30, 2008 due to decreased advances from related parties during the current period.

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

Item 4.  Controls and Procedures.

Not applicable.

Item 4T. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission, or the SEC, rules and forms and that such information is accumulated and communicated to us, including our chief executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2009 was conducted under the supervision and with the participation of our chief executive officer and our principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures, as of September 30, 2009, were effective for the purposes stated above.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 .

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

Market Connexxions. In January  2005, the Company entered into a Promissory Note with Market Connexxions, LLC in the amount of $229,365.00.  The Company has asserted inconsistencies in the terms and conditions of the agreement but had in good faith agreed to settle the Note by issuing shares of their common stock to the holder of the Note. The principal of the Note holder ended what the Company believed to be meaningful negotiations and commenced litigation.  The Company’s corporate counsel is proceeding with the defense of the lawsuit.

In addition to the matter described above, the Company is involved in various legal actions and claims from time to time, which arise in the normal course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on April 15, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended September 30, 2009,  the Company issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

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

In February 2009, 1,750,000 shares of common stock were issued in settlement for the $17,500 debt to Rex Draughn, CPA a third party for accounting services performed prior to 2008. The shares are to be held in escrow by an attorney for nine months during which the Company or its designee will have the right to purchase all or part or the shares from the third party. The 1,750,000 shares were valued at $0.01 per share.

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

 In August 2009, the Company authorized the issuance of 500,000 shares of its common stock from its non-statutory S-8 Stock Plan to Robert Dennett, for payment of accrued accounting services totaling $10,000.   The 500,000 shares were valued at $0.02 per share. The Company’s closing market price for its stock at the time of the Board approval was $0.02 per share.

In August 2009, 50,000 shares of common stock were issued to Kris J. Balekian  for payment of a $1,000 for legal fees incurred. The 50,000 shares were valued at $0.02 per share and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in August 2009.

In August 2009, the Company authorized the issuance of 1,500,000 shares of common stock to C. Richard Berkenstock and Anthony F. Visco, Jr. for $30,000.  The funds were provided to the Company for working capital.  The 1,500,000 shares were valued at $0.02 per share and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in August 2009.

In August 2009, Autocorp Acquisition Partners, the holder of the Company’s preferred stock, converted 1,936,856 shares of the Company’s Series A Preferred Stock into 19,368,560 shares of common stock at a conversion ratio of 10 to 1.

In August 2009, Autocorp Acquisition Partners, the holder of the Company’s preferred stock, converted 1,621,642 shares of the Company’s Series B Preferred Stock into 1,621,642 shares of common stock at a conversion ratio of 1 to 1.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ PETER D. UBALDI

President & Chief Executive Officer
Date: November13,2009

/s/ PETER D.UBALDI

President & Chief Executive Officer
Date: November 13 2009

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 3009 (are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Exhibit Description
2.1	Acquisition Agreement (included as Exhibit 2.1 to our Current Report on Form 8-K filed August 31, 1993 and incorporated herein by reference).
3.1	Amendments of Articles of Incorporation (included as Exhibit C to our Form 14C DEF filed February 7, 2006 and incorporated herein by reference ).
3.1	Amendment of Articles of Incorporation (included as Exhibit 3.1 to our Current Report on Form 8-K filed November 3, 2009 and incorporated herein by reference).
10.1

Strategic Alliance between Global Ecology Corporation (FKA Homeland Security Network) and SureWater Solutions, LLC dated July 3, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 13, 2009 and incorporated herein by reference).

10.2	Purchase order agreement with COMEX, LLC dated June 29, 2009 (included as Exhibit 10.1 to our Current Report on Form 10-Q and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith.

**

Furnished herewith.