Form 10-K
period 2009-12-31
Homeland Security Network, Inc.
filed 2010-04-15
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number:

GLOBAL ECOLOGY CORPORATION

 (Exact name of registrant as specified in its charter)

Nevada	86-0892913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 Park Street, Montclair, New Jersey	07042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 655-9001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	OTC Pink Sheets

Securities registered pursuant to Section 12(g) of the Act:

Common stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                  ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                            ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

State issuer's revenues for its most recent fiscal year: $13,030.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $2,920,336 based on the $0.008 per share price at which common equity was sold on April 14,2010.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 365,042,919 shares of Common Stock, $.001 par value, as of April 14, 2010.

Documents Incorporated by Reference: none.

GLOBAL ECOLOGY CORPORATION.

(A Nevada Corporation)

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-K for the period ended December 31, 2009 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Global Ecology Corporation (collectively, with its subsidiaries, “GECO” or the “Company”) with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, GECO also provides forward-looking statements in other materials GECO releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in GECO’s quarterly reports on Form 10-Q and Current Reports on Form 8-K filed with the United States Securities and Exchange Commission, or the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to GECO’s operations and the business environment in which GECO operates, which may cause its actual results to be materially different from any future results, express or implied, by such forward-looking statements. Statements in this annual report and the exhibits to this report should be evaluated in light of these important risks, uncertainties and factors. GECO is not obligated to, and undertakes no obligation to publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

This Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC’s website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on GECO’s website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material GECO files with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM I.  BUSINESS

The Company

Global Ecology Corporation (“GECO”) is a Nevada corporation formed in 1993. Our principal executive office is located at 96 Park Street Montclair, New Jersey 07042 and our telephone number is (973) 655-9001. GECO’s website is www.geco.us.  From 1998 until the third quarter of 2004, we provided financial products and related services to the new and pre-owned automotive finance industry. We primarily purchased and subsequently sold automobile finance receivables collateralized by new and pre-owned automobiles. The receivables were predominately purchased from automobile retailers nationwide and sold to banks and credit unions.

We changed our name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business. HSNI targeted markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. During the period from March, 2005 until the end of 2007, we provided the GPS tracking industry with state-of-the-art software, as well as low cost tracking hardware, and the ability to offer a cost-effective data transmission fee

In the fourth quarter of 2007, we began investing in a new industry and we secured distribution rights to a patented water restoration technology, which represented a substantial opportunity in the multi-billon dollar global water purification market. Our company has proposed the use of its services in the United States and several foreign counties. On August 18, 2009 we changed our name to Global Ecology Corporation to reflect this shift in business direction to the environmental sector.

We have supported a number of events at the United Nations and have established our self as a strategic partner with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations.

Peter Ubaldi, our President and CEO, has been appointed as Chairman of IREO’s Water Restoration Committee.  We have proposed our remediation technology for contaminated bodies of water and for the remediation of soil in South America, Central America, the Philippines and the United States as part of its expanding marketing efforts.

We entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our  initial belief was  that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that has occurred in the City of Juarez and the surrounding area have taken the government officials’ focus away from the building and expansion of their farmlands. This has directly impacted potential orders.   Nevertheless, the Joint Venture continues to produce “Gourmet Soil” and a contract has been entered into for the shipment of soil to India and discussions are in progress with other substantial new buyers.  We have advanced $800,000 to the venture.  The terms of the agreement call for the initial revenue to be used to repay the advance, however the we can  allow a portion of the repayment to be left in the Venture for working capital if we desire.

Plan of Operation

In the fourth quarter of 2007, we began investing in a new industry. We had secured distribution rights to a patented water restoration technology at that time, which represented a substantial opportunity in the multi-billon dollar global water purification market.  We have proposed the use of this technology in the United States and several foreign counties. As we continued to explore and develop the business of water restoration, we have discovered many new uses for the process.  In addition, we have arranged to use an upgraded version of our original purification solution and are establishing a private label licensing opportunity with a Canadian company.   Our new formula will be a safe all natural mineral solution with uses for individuals and industry as well. Currently, we have a Letter of Intent with EnvirEau, the Canadian company for the exclusive use of their solution in certain industry applications here in the US.  The natural mineral based formula will be marketed under own label IMS1000 as soon as the necessary approvals have been received.

In July 2008, we announced that we had filed an application to patent its Mobile PureWater System. This transportable system filters and purifies up to 90,000 liters of water per day by pumping it from a contaminated water source and treating it within the system itself. The unit is powered by solar, wind, diesel generator or vehicle alternator dispatch and requires no external power source. The original design has recently been modified and we are offering a full spectrum of options and improved functionality.  Our new systems are smaller and more compact but with the same durability and efficiency as our other models.

In September 2008, we entered into a contract with Global Safety Holdings Corp., (“GSH”) a U.S privately held company with a substantial presence in Russia.  We have sold the rights to their technology to GSH for use through Europe and Asia but specifically in Russia. GECO has received a 10% non-dilutive interest in GSH and a percentage of the cash flow from GSH. We have also retained our rights exclusively to this technology in the United States and Mexico. To date GSH has been unsuccessful in establishing itself in the targeted market in Russia.  We will continue to work with the principals of GSH if they require our services but our exposure to opportunities in the GPS industry has at best been very limited.  Our complete focus is in environmental restoration.

ITEM 1A.  RISK FACTORS

Limited Operating History of Present Business:

Our prospects must be considered in light of the risks, expenses, difficulties and problems frequently encountered in transitioning a company into new business opportunities.

Risks, uncertainties and factors that could cause GECO’s actual results to differ materially from forward-looking statements include, but are not limited to, the following:

•

The ability to maintain adequate liquidity and produce sufficient cash flow to meet our capital expenditure requirements;

•

The ability to attract and retain qualified management and other personnel;

•

The number of potential customers in a target market;

•

Changes in the competitive environment in which we operates;

•

Changes in government and regulatory policies;

•

Uncertainty relating to economic conditions generally and in particular affecting the markets in which we operate;

•

Pricing and availability of equipment, materials, inventory and programming;

•

The ability to complete acquisitions or divestitures and to integrate any business or operation acquired;

•

The ability to enter into strategic alliances or other business relationships;

•

The ability to overcome significant operating losses;

•

The ability to reduce costs;

•

The ability to develop our products and services and to penetrate existing and new markets; and

•

Technological developments and changes in the industry

Risk Associated with Expansion:

Our growth strategy may include future mergers or acquisitions, or expansion of services and products offered. There can be no assurance that management will successfully integrate our “refocused” operations with those that may be acquired or established in the future and effectively manage the combined enterprise. There will be a need to limit overhead as additional operations may be acquired while still maintaining sufficient staff. Failure to do so would have a materially adverse effect on our business, financial condition and results of operations (See Plan of Operations).

Competition:

We will also experience competition in the water purification and soil remediation industries. Both of these segments rely on technologies that must satisfy numerous regulatory and compliance requirements which have already been overcome by the developers of the technology that we have licensed.  We are aligning our self with established professionals and experts in these industries. We anticipate that the new technologies which it will bring to the market should provide a competitive advantage.  However, there are large and well capitalized businesses that will offer competition that could make our progress into this new business segment difficult.

Dependence on Key Alliances:

Presently, we no longer are dependent on a single electronics developer and manufacturer to develop and manufacture our products. However, it is possible that new emerging technologies could render our products obsolete or that procurement of supplies could become scarce or more costly to acquire should our suppliers terminate their alliance with us.

Additionally, we presently rely on the ability of a wholesale distributor, strategic alliances and a limited in-house sales force to market and sell the products. Many competitors are larger and have greater financial and marketing resources than us.

Dependence on Management Information Systems:

Our future success depends in part on the ability to continue to adapt technology on a timely and cost-effective basis to meet changing customer and industry standards and requirements.

Dependence on Key Personnel:

We is highly dependent on the services of certain key employees. We have entered into an employment agreement with some, but not all such employees. The loss of certain key employees' services could have a materially adverse effect on our business and operations. In addition, our future success depends upon its ability to attract and retain qualified general personnel, which have sufficient and suited expertise in the water purification industry and the soil remediation business.  There can be no assurance of success in attracting and retaining qualified personnel in the future.

Market for Common Stock; Volatility of Prices:

There has been a limited public trading market for our shares of common stock. There can be no assurance that a regular trading market for the common stock will ever develop or, if developed, that it will be sustained.  The market price of the common stock could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of operations of the Company, changes in conditions affecting the economy generally, analyst reports, general trends in industry, and other political or socioeconomic events or factors.

Liquidity and Need for Additional Funding:

Due to recurring operating losses and our current working capital deficit, there is a need to obtain additional funding of working capital for us to operate as a going concern. Various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures on other forms of debt will be pursued. We are currently negotiating additional investments in the company.  However, there can be no assurance that additional funding will be available when needed, or if available, that its terms will be favorable or acceptable.

Substantial Leverage:

Although substantially leveraged at the end of fiscal year 2008, in order to meet the ongoing working capital requirements of us, additional indebtedness may have to be incurred, perhaps resulting in a more highly leveraged capital structure. A highly leveraged capital structure could have adverse consequences, including:

•

Limiting the ability to obtain additional financing;

•

Requiring the use of operating cash flow to meet interest and principal repayment obligations;

•

Increasing our vulnerability to changes in general economic conditions and competitive pressures; and

•

Limiting our ability to realize some or all of the benefits of significant business opportunities.

In addition, any indebtedness that would be incurred is expected to contain covenants that limit, among other things, the ability to incur additional indebtedness, engage in mergers and acquisitions, pay dividends or take other actions. These covenants may also require the meeting of certain financial tests and the maintenance of a minimum level of collateral and may give the lender the right to perform periodic audits to ensure compliance with the terms of the applicable loan. Non-compliance with any of the terms of such covenants may result in a suspension of funding, acceleration and consequent demand for repayment and a foreclosure on collateral, as well as the pursuit of other rights and remedies, all of which could have a materially adverse effect on our financial condition, results of operations and prospects of the company.

Interest Rate Fluctuations:

Our profitability is based, in part, on the interest rate charged on interest bearing liabilities. Interest rates with respect to outstanding indebtedness or indebtedness that may be incurred in the future are, or will be, as the case may be, based on interest rates prevailing in the market at the time the debt is incurred. In some cases, the rates may be floating rates. Increases in interest rates paid on outstanding indebtedness would adversely affect our profitability and consume cash allocated for other operating activities.

Lack of Prospective Dividends:

We have not paid any dividends on its common stock and anticipates that future earnings, if any, will be used to reduce debt or finance future growth and that dividends will not be paid to shareholders. There can be no assurance that operations will result in sufficient revenues to enable the us to operate at profitable levels or to generate positive cash flow. Accordingly, we do not anticipate the payment of any dividends on common stock for the foreseeable future (see Item 5, Market for Common Equity and Related Stockholder Matters).

Inflation:

Higher interest rates, which generally occur with inflation, would tend to increase the cost of credit used by us and would thus, decrease profits.

Possible Other Risks:

In addition to all risks and assumptions including, but not limited to, those identified under this "Risk Factors" section, businesses are often subject to risks not foreseen or fully appreciated by management. In reviewing this report, investors and potential investors should keep in mind other possible risks that could be important. Among key factors that may have a direct bearing on our results are competitive practices in GPS tracking industries and the environmental restoration business, the ability to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future research and development requirements of their products, commitments and expansion, and the impact of current and future laws and governmental regulations on operations.

Employees

At December 31, 2009, we employed a total of 5 people. No employees are covered by a collective bargaining agreement.

ITEM 1B. UNRESOLVED STAFF COMMENTS

none

ITEM 2. DESCRIPTION OF PROPERTY

The principal executive office of the Company is located at 96 Park Street, Montclair, New Jersey 07042 75254. Approximately 1,000 square feet of leased premises are at this location. The rent is approximately $13,000 per year. The lease expires in January 2013.

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

ITEM 4. ( REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was traded on the OTC Bulletin Board but due to late filings, it has been put on the Pink Sheets.  There were several mitigating circumstances which created this event and although the Company appealed the decision it was unable to immediately regain Bulletin Board status.  However the Company has met and continues to meet the filing deadlines and will re-apply for Bulletin Board status during 2010.

.

The table below lists the high and low bid prices for each quarter of the last two fiscal years.

Bid Quotations*

Fiscal 2009:	Low	High
First Quarter	$0.01	$0.03
Second Quarter	0.01	0.02
Third Quarter	0.01	0.03
Fourth Quarter	0.01	0.02

Fiscal 2008:
First Quarter	$0.009	$0.330
Second Quarter	0.135	0.480
Third Quarter	0.150	0.350
Fourth Quarter	0.006	0.040

*These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and thus may not represent actual transactions.

Information Relating to Our Voting Securities

Common Stock

Shares of Common Stock are our only voting securities..  Holders of the Common Stock are entitled to one vote on all matters presented to stockholders for each share registered in their respective names. As of April 14, 2010, there were 365,042,919 shares of Common Stock outstanding. The Series A and Series B Preferred Stock has no voting rights.

At December 31, 2009, there were approximately 1,925 holders of record of the Common Shares of the GECO.

We have not paid any dividends on its Common Stock and anticipates that future earnings, if any, will be retained to finance future growth.

Preferred Stock

As part of the 2003 merger transaction, of the 10,000,000 Preferred Shares authorized in the company's Articles of Incorporation, a total of 4,086,856 of those shares were designated as Series "A".

•

The terms of the Series "A" Preferred Shares are:

•

They have no voting rights, sinking fund provision or redemption rights; and

•

They are convertible into Common Shares on a 10-for-1 basis at any time at the option of the holder.

•

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

•

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

Recent Sales of Unregistered Securities

For the twelve months ended December 31, 2008, we  issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

In January 2008, 2,951,920 shares of common stock were issued to two related parties as a final payment for the software purchase at $0.008 per share totaling $29,519. The parties, Michael Johnson of Rodwell Software Systems, Inc, the developer of the Company’s GPS system received 2,201,920.  Anthony Santora, an employee of the Company, received 750,000 shares for his assistance of the development of the system. The stock value of $0.008 represents the selling price of the Company’s stock at the date the Board of Directors approved the issuance of stock in December 2007.

In January 2008, 2,000,000 shares of common stock were issued to William O. Merritt an employee pursuant to a Consulting Agreement dated November 30, 2007.   The 2,000,000 shares valued at $0.01 per share total $20,000 and represent the closing market price of the Company’s stock at the time the agreement was executed in November 2007.

In January 2008, 500,000 shares of common stock were issued to Joseph Battiato, Chairman  for consulting services rendered to the Company under the terms of a consulting agreement dated March 1, 2005.   The 500,000 shares valued at $0.01 per share total $5,000 and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in December 2007.

In January 2008, 3,500,000 shares of common stock were issued to Joseph Battiato, Chairman for consulting services (including but not limited to the introduction of the Company’s environmental restoration technologies) rendered to the Company under the terms of a consulting agreement dated June 1, 2007.   The 3,500,000 shares valued at $0.01 per share total $35,000 and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in December 2007.

In January 2008, 200,000 shares of common stock were issued to Robert Dennett for the payment of accounting fees accrued for the year ended December 31, 2007.   The 200,000 shares valued at $0.01 per share total $2,000 and represent the average market price of the Company’s stock at the time the services were performed in the 3 rd quarter of 2007.

In March 2008, 800,000 shares of common stock were issued to Larry Smith a related party under an agreement to convert a promissory note to common stock of the Company. The 800,000 shares were valued at $0.01 per share for a total of $7,975 which represents the closing market price of the Company’s shares at the note’s maturity date in November 2007.

In March, 2008, 10,000,000 shares of common stock were issued to Peter Ubaldi, President & CEO of the Company, at $0.025 per share for payment of accrued officer compensation for the year ended December 31, 2007 totaling $250,000.  The value represents the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in February 2008.

In March, 2008, 9,409,533 shares of common stock were issued to Joseph Battiato, Chairman  of the Company, at $0.009 per share in settlement of working capital advances made directly to the Company or indirectly to outside vendors on behalf of the Company during 2007.  The 9,409,533 shares were computed by taking the amount of the advances totaling $84,905 and dividing it by the market price of the Company’s stock at the time of each advance the average of these stock prices is $0.009.

In March, 2008, 5,000,000 shares of common stock were issued to Roy Pardini, Executive Vice President of the Company, at $0.025 per share for payment of accrued officer compensation for the year ended December 31, 2007 totaling $125,000.  The value represents the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in February 2008.

In March, 2008, 200,000 shares of common stock were issued for the payment of accounting fees accrued for the year ended December 31, 2007 from Robert Dennett, CPA.   The 200,000 shares valued at $0.026 per share total $5,200 and represent the average market price of the Company’s stock at the time the services were performed during February 2008.

In March, 2008, 1,500,000 shares of common stock were issued to William Merritt, an employee of the Company, at $0.02 per share for consulting services performed in his capacity as Managing Director of Business Development for the Company totaling $30,000.  The value of $0.02 per share represents the average market price of the Company’s stock at the time the services were performed in the fourth quarter of 2007 and first quarter of 2008.

In March, 2008, 5,000,000 shares of common stock were issued to Joseph Pezzello at $0.02 per share for consulting services pursuant to an Employment Agreement dated February 1, 2008 for compensation totaling $100,000. The value represents the closing market price of the Company’s stock at the time the agreement was executed in February 2008.

In March, 2008, 171,500 shares of common stock were issued to Robert Williams at $0.02 per share for commissions for marketing and sales of GPS products in 2007 totaling, $3,430.  The value represents the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock inits meeting on February 28, 2008.

In April 2008, the Company authorized the issuance of 5,000,000 shares of common stock to eFund Capital Management, LLC for compensation related to Equity Line of Credit Agreement which was prepared on  August 9, 2006. While the Board of Directors has authorized this transaction, 4,000,000 shares are being held in reserve until the transaction is completed.  The 1,000,000 shares released were valued at $10,000, or $0.01 per share, which represented the market price of the Company’s stock at August 9, 2006, the effective date of the agreement. The one million shares were earned for the assistance and production of the Company’s Business Plan and general consulting fees performed for the Company..

In May 2008, 250,000 shares of common stock were issued to Sarah R. Speno, Esq.  at $0.27 per share for payment of legal services performed in the current year.  The 250,000 shares valued at $67,500 represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in May 2008.

In June 2008, 355,930 shares of common stock were issued to Jeffrey Conrad, Esq. at an average price of $0.107 per share for payment of legal services performed under a retainer agreement dated April 2, 2008.  The 355,930 shares valued at $38,000 represents the average market price of the Company’s stock at the time services were performed in 2007 and first quarter of 2008.

In June, 2008, 50,000 shares of common stock were issued to Nicholas Milazzo as additional consideration for working capital advances made by him directly to the Company in the 1st quarter of 2008.  The 50,000 shares valued at $0.0215 per share total $1,075 and represent the average market price of the Company’s stock at the time the working capital advances were made during February 2008.

In June, 2008, 1,500,000 shares of common stock were issued to a creditor, Michael E. Madison at $0.01 per share in settlement of a note payable from the Company for $15,000 dated September 22, 2007.  The terms of the note allowed the creditor to convert this note to 1,500,000 shares of the Company’s common stock in full settlement of the obligation, based on the terms of the original agreement in September, 2007 when the share price was at $0.01.

In June 2008, 43,000 shares of common stock were issued to Market Pathways Financial Relations, Inc., a public relations and investor relations at $0.15 per share for payment of public relations services performed in the current year.  The 43,000 shares valued at $6,450 represent the closing market price of the Company’s stock at the date the shares were issued in June 2008.

In June 2008, 400,000 shares of common stock were issued to Frederick C. Biehl, Esq.  for payment of a $40,000 retainer for 2008 legal services.  The share price of $0.10 represented the average market price of the Company’s stock at the time the settlement was negotiated.

In June 2008, 400,000 shares of common stock were issued to Frank Tobias  as additional consideration for working capital advances made directly to the Company in the 1st quarter of 2008.  The 400,000 shares were valued at $0.214 per share for a total of $85,400.  In addition, 1,428,571 shares of common stock were issued in settlement for the $300,000 promissory note entered into during the 1st quarter of 2008 and the related accrued interest of $5,000 in accordance with the conversion provision in the note agreement. The 1,828,571 shares were valued at $0.214 per share which represents the closing market price of the shares at the date the Board of Directors approved the issuance..

In June 2008, 200,000 shares of common stock were issued to Joseph Battiato, Chairman of the Company as additional consideration for working capital advances he  made directly to the Company in the 1st quarter of 2008.  The 200,000 shares were valued at $0.21 per share for a total of $42,000.  In addition, 714,285 shares of common stock were issued in settlement for the working capital advances made directly to the Company by Battiato in the 1st quarter of 2008 totaling $150,000. The 914,285 shares valued at $0.21 per share represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in June 2008.

In June 2008, 86,450 shares of common stock were issued to William O. Merritt,the Company’s Business Development Consultants additional consideration for working capital advances made directly to the Company in the 1st quarter of 2008.  The 86,450 shares were valued at $0.21 per share for a total of $18,155.  In addition, 309,523 shares of common stock were issued in settlement for the working capital advances made directly to the Company in the 1st quarter of 2008 totaling $65,000. The 395,973 shares valued at $0.21 per share represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in June 2008.

In June 2008, 168,831 shares of common stock were issued to Chris Verrone as additional consideration for working capital advances he made directly to the Company in the 1st quarter of 2008.  The 168,831 shares were valued at $25,084, or $0.15 per share, the closing market price of the Company’s stock on the date the shares were issued as no further performance was required at that time.  In addition, 285,714 shares of common stock were issued at $0.35 per share ( the average trading price at the time of issuance was $0.21)  in settlement of the note payable balance of $100,000.

In June 2008, 32,222 shares of common stock were issued to Richard Aubin, Esq. at $0.27 per share for payment of legal services to be performed in the current year.  The 32,222 shares were valued at $8,400, which was thecost of the legal services provided by Mr. Aubin. It was determined that the average share price during the time of the services along with a negotiated estimate for additional work  would be $0.27per share in 2008. The average share price at the time of the issuance was $0.21.

In June 2008, 100,000 shares of common stock were issued to Robert W. Elfstrom, an employee of the Company, under the terms of a bill of sale agreement dated June 6, 2008.   The 100,000 shares valued at $0.21 per share total $21,000 and represent the closing market price of the Company’s stock at the date the Board of Directors approved the issuance of stock in June 2008.

In June 2008, 500,000 shares of common stock were issued to Vincent Nunez for the introduction to  Huma-Clean of Palestine, Texas.  Upon execution of an agreement, dated June 1, 2008, Nunez  provided consulting  for the Joint Venture transaction and related services..   The 500,000 shares valued at $0.24 per share total $120,000 and represent the average market price of the Company’s stock as of the date of the execution of the agreement.

In June 2008, 400,000 shares of common stock were issued in settlement for the $100,000  promissory note to Galactic Technology, LLC, r working capital funding entered into during the second quarter of 2008. The 400,000 shares were valued at $0.25 per share.  The share price at the time of the approval of the issuance was $0.24.

In September 2008, 50,000 shares of common stock were issued to Robert Tabacchias additional consideration for working capital advances made directly to the Company in the 1st quarter of 2008.  The 50,000 shares valued at $0.0215 per share total $1,075 and represent the average market price of the Company’s stock at the time the working capital advances were made during February 2008.

In September 2008, 180,000 shares of common stock were issued in settlement for a working capital advance made directly to the Company by James Sherlock a third party, on May 7,2008 for $45,000. The 180,000 shares were valued at $0.25 per share and the average trading price for the stock was $0.0457per share.

In September 2008, 1,700,000 shares of common stock were issued to Frank Tobias in settlement for a working capital advance he made directly to the Company on August 25,2008 for  $85,000. The 1,700,000 shares were valued at $0.05 per share. The average trading value of the Company’s common stock during the month of September 2008 was $0.0457per share..

For the twelve  months ended December 31, 2009, we  issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

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

In February 2009, 600,000 shares of common stock were issued to Frederick C. Biehl, Esq.  for payment of a $6,000 retainer for 2009 legal services.  The 600,000 shares were valued at $0.01 per share and represent the closing market price of our  stock at the date the Board of Directors approved the issuance of stock in February 2009.

In February 2009, 1,000,000 shares of common stock were issued to Letta Gorman, et.al  as a retainer for consulting fees totaling $10,000.  The issuance was composed of 900,000 restricted shares and 100,000 non-restricted shares that were valued at $0.01 per share and represent the closing market price of our  stock at the date the Board of Directors approved the issuance of stock in February 2009.

In February 2009, 500,000 shares of common stock were issued for payment of a $25,000 retainer for 2008 & 2009 legal services, of which, $17,500 has been expensed and accrued for the year ended December 31, 2008.   The 500,000 shares were valued at $0.05 per share. Our closing market price for the stock at the time of the Board approval was $0.01 per share.

In February 2009, 5,000,000 shares of common stock were issued to Peter Ubaldi, President and CEO of the Company, at $0.05 per share for payment of accrued officer compensation for the year ended December 31, 2008 totaling $250,000. The closing market price of the our  stock at the time of the approval of this issuance was $0.01 per share.

In February 2009, 1,750,000 shares of common stock were issued in settlement for the $17,500 debt to Rex Draughn, CPA a third party for accounting services performed prior to 2008. The shares are to be held in escrow by an attorney for nine months during which the GECO or our designee will have the right to purchase all or part or the shares from the third party. The 1,750,000 shares were valued at $0.01 per share.

In February 2009, 3,000,000 shares of common stock were issued to settle the working capital advances made directly to the us  by a third party, Ken Loman prior to 2008 totaling $300,000. The 3,000,000 shares were valued at $0.10 per share   The stock certificate is still being held by the Company until an  agreement is completed.

In February 2009, 1,250,000 shares of common stock were issued to Roy Pardini, Executive Vice President of the Company, at $0.05 per share for partial payment of accrued officer compensation for the year ended December 31, 2008 totaling $62,500. The closing market price of our stock at the time of the approval of the issuance was $0.01 per share.

In February 2009, the Company authorized the issuance of 500,000 shares of common stock to Financial Indemnity Insurance Company for compensation related to a Note and Pledge Agreement dated February 9, 2009.  The Agreement provides for a working capital loan in the amount of $107,500 to GECO.  The issuance of these shares is a fee in addition to the interest rate on the note.

In May 2009, we  authorized the issuance of 500,000 shares of its common stock from its non-statutory S-8 Stock Plan to Letta Gorman, whose group is our  grant writing and business development team.  The shares were issued at a price of $0.009 per share representing expenses due and to become due to Gorman for the months of May, June, July, August and September of 2009 at a rate of $900.00 per month.  The stock had a market value at the time of issuance of $0.0089 per share.

 In August 2009, we  authorized the issuance of 500,000 shares of its common stock from its non-statutory S-8 Stock Plan to Robert Dennett, for payment of accrued accounting services totaling $10,000.   The 500,000 shares were valued at $0.02 per share. Our closing market price for our  stock at the time of the Board approval was $0.02 per share.

In August 2009, 50,000 shares of common stock were issued to Kris J. Balekian  for payment of a $1,000 for legal fees incurred. The 50,000 shares were valued at $0.02 per share and represent the closing market price of our  stock at the date the Board of Directors approved the issuance of stock in August 2009.

In August 2009, we authorized the issuance of 1,500,000 shares of common stock to C. Richard Berkenstock and Anthony F. Visco, Jr. for $30,000.  The funds were provided to us for working capital.  The 1,500,000 shares were valued at $0.02 per share and represent the closing market price of our  stock at the date the Board of Directors approved the issuance of stock in August 2009.

In August 2009, Autocorp Acquisition Partners, the holder of  GECO  preferred stock, converted 1,936,856 shares of our  Series A Preferred Stock into 19,368,560 shares of common stock at a conversion ratio of 10 to 1.

In August 2009, Autocorp Acquisition Partners, the holder of GECO preferred stock, converted 1,621,642 shares of our  Series B Preferred Stock into 1,621,642 shares of common stock at a conversion ratio of 1 to 1.

In December 2009, we issued 916,666 shares of our common stock to Advent Consulting Group, LLC for various consulting services under an agreement dated February 1, 2009.  The agreed upon share  price for the services due was established at $0.03 even though the share price at that time was $0.0145.

In December 2009, we issued 400,000 shares of our common stock to Frederick C. Biehl for legal services during 2009.   In addition, we issued another 500,000 shares of our common stock from our Non-Statutory S-8 Stock Plan for expenses incired by Mr. Biehl’s firm for various services.  These shares were valued at $0.01 per share which was the selling price at the time of issuance.

In December 2009, we issued 1,000,000 shares of our common stock to the law firm of Bronson and Migliaccio be held as collateral for a settlement with a finance provider thatt we used in our GPS business.    The firm, Lender’s Funding has accepted a $7,500 pay out over a 30 month at which time the shares will be returned to us.

Subsequent Sales of Unregistered Securities

In February 2010 we issued 5,000,000 shares of R-144 Common Stock to Joseph Battiato for consulting services he performed for us.  Mr. Battiato is also our Chairman.

In February 2010 we issued 12,000,000 shares R-144 Common Stock to Peter Ubaldi, GECO’s President & CEO for employment compensation for the 12 month period ending 12/31/2009.

In February 2010, we issued 2,000,000 shares of R-144 Common Stock to William Merritt for consulting services he has performed for us.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained in this Form 10-K for the period ended December 31, 2009 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Global Ecology Corporation (collectively, with its subsidiaries, “GECO” or the “Company”) with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, GECO also provides forward-looking statements in other materials GECO releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in GECO’s quarterly reports on Form 10-Q and Current Reports on Form 8-K filed with the United States Securities and Exchange Commission, or the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to GECO’s operations and the business environment in which GECO operates, which may cause its actual results to be materially different from any future results, express or implied, by such forward-looking statements. Statements in this annual report and the exhibits to this report should be evaluated in light of these important risks, uncertainties and factors. GECO is not obligated to, and undertakes no obligation to publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

This Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC’s website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on GECO’s website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material GECO files with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company

Global Ecology Corporation (“GECO”) is a Nevada corporation formed in 1993. Our principal executive office is located at 96 Park Street Montclair, New Jersey 07042 and our telephone number is (973) 655-9001. GECO’s website is www.geco.us.  From 1998 until the third quarter of 2004, we provided financial products and related services to the new and pre-owned automotive finance industry. We primarily purchased and subsequently sold automobile finance receivables collateralized by new and pre-owned automobiles. The receivables were predominately purchased from automobile retailers nationwide and sold to banks and credit unions.

We changed our name to Homeland Security Network, Inc. (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business. HSNI targeted markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. During the period from March, 2005 until the end of 2007, we provided the GPS tracking industry with state-of-the-art software, as well as low cost tracking hardware, and the ability to offer a cost-effective data transmission fee

In the fourth quarter of 2007, we began investing in a new industry and we secured distribution rights to a patented water restoration technology, which represented a substantial opportunity in the multi-billon dollar global water purification market. Our company has proposed the use of its services in the United States and several foreign counties. On August 18, 2009 we changed our name to Global Ecology Corporaton to reflect this shift in business direction to the environmental sector.

We have supported a number of events at the United Nations and have established our self as a strategic partner with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations.

Peter Ubaldi, our President and CEO, has been appointed as Chairman of IREO’s Water Restoration Committee.  We have proposed our remediation technology for contaminated bodies of water and for the remediation of soil in South America, Central America, the Philippines and the United States as part of its expanding marketing efforts.

We entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our  initial belief was  that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that has occurred in the City of Juarez and the surrounding area have taken the government officials’ focus away from the building and expansion of their farmlands. This has directly impacted potential orders.   Nevertheless, the Joint Venture continues to produce “Gourmet Soil” and a contract has been entered into for the shipment of soil to India and discussions are in progress with other substantial new buyers.  We have advanced $800,000 to the venture.  The terms of the agreement call for the initial revenue to be used to repay the advance, however the we can  allow a portion of the repayment to be left in the Venture for working capital if we desire.

Plan of Operation

In the fourth quarter of 2007, we began investing in a new industry. We had secured distribution rights to a patented water restoration technology at that time, which represented a substantial opportunity in the multi-billon dollar global water purification market.  We have proposed the use of this technology  in the United States and several foreign counties. As we continued to explore and develop the business of water restoration, we have discovered many new uses for the process.  In addition, we have arranged to use an upgrated version of our original purification solution and are establishing a private label licensing opportunity with a Canadian company.   Our new formula will be a safe all natural mineral solution with uses for individuals and industry as well. Currently, we have a Letter of Intent with EnvirEau, the Canadian company for the exclusive use of their solution in certain industry applications here in the US.  The natural mineral based formula will be marketed under own label IMS1000 as soon as the necessary approvals have been received.

In July 2008, we announced that we had filed an application to patent its Mobile PureWater System. This transportable system filters and purifies up to 90,000 liters of water per day by pumping it from a contaminated water source and treating it within the system itself. The unit is powered by solar, wind, diesel generator or vehicle alternator dispatch and requires no external power source. The original design has recently been modified and we are offering a full spectrum of options and improved functionality.  Our new systems are smaller and more compact but with the same durability and efficiency as our other models.

In September 2008, we entered into a contract with Global Safety Holdings Corp., (“GSH”) a U.S privately held company with a substantial presence in Russia.  We have sold the rights to their technology to GSH for use through Europe and Asia but specifically in Russia. GECO has received a 10% non-dilutive interest in GSH and a percentage of the cash flow from GSH. We have also retained our rights exclusively to this technology in the United States and Mexico. To date GSH has been unsuccessful in establishing itself in the targeted market in Russia.  We will continue to work with the principals of GSH if they require our services but our exposure to opportunities in the GPS industry has at best been very limited.  Our complete focus is in environmental restoration.

Employees

At December 31, 2009, we had employed a total of 5 people. No employees are covered by a collective bargaining agreement.

Going Concern

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The funding would alleviate the GECO’s working capital deficiency and increase profitability.  However, it is not possible to predict the success of our efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. We have also renegotiated certain present liabilities in order to alleviate the working capital deficiency.

If the additional financing or arrangements cannot be obtained, we would be materially and adversely affected and there would be substantial doubt about GECO’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if we become unable to continue as a going concern.

Revenues

Product Sales:

For the year ended December 31, 2009 revenues from product sales decreased by 36%, or $32,297 as compared to the same period a year ago, primarily because the Company elected to concentrate its efforts into developing water treatment and soil remediation technology.

Other Income:

For the year ended December 31, 2009 revenue from sources categorized as other income increased by                  $740,950   as compared to the same period a year ago, due to the write off of certain accounts payable that were older than 4 years old as a result in the implementation of a company policy to write off inactive accounts that are older than four years old. All accounts were reviewed by management to ensure non activity and age.

Cost of Sales

Product Sales:

For the year ended December 31, 2009 cost of product sales decreased by 29%, or $12,393 as compared to the same period a year ago, primarily due to a decrease in the purchase of product while the Company concentrate its efforts into developing water treatment and soil remediation technology.

Operating Expenses:

Operating expenses incurred were $1,633,426 and $1,009,516 respectively for the year ended December 31, 2009 and 2008.

Significant expenditures for operating expenses for the year ended December 30, 2009 and 2008 were:

	For the Year Ended
	December 31,
	2009	2008
Compensation and benefits	338,032	469,447
Office occupancy and equipment	84,463	127,917
Professional and consulting fees	139,321	280,983
Sales development	216	459675
Depreciation and amortization	59,203	51,090
Marketing expense	0	109780
Other debt settlement fees	5,000	283632
Other operating expense	22,561	236,691
Total expenses	648,796	2,019,215

Compensation and benefits decreased by $131,415 for the year ended December 31, 2009 as compared to the previous year primarily due to a decrease in staff and the related employee benefits expense.

Office, occupancy and equipment increased by $43,454 for the year ended December 31, 2009 as compared to the previous year primarily due to an increase in rent and associated rent expense as a result of opening a new office in Keasbey, NJ offset by a decrease in rent and associated rent expense as a result of moving to less expensive space in Richardson Texas.

Professional fees decreased by $141,662 for the year ended December 31, 2009 as compared to the previous year primarily due to increased needs related to legal council, accounting fee requirements, and consulting fees mostly related to SEC compliance.

Depreciation and amortization expense increased $8,113 for the year ended December 31, 2009 as compared to the previous year due to the depreciation of leasehold improvements made to the Keasbey, NJ office in 2008 and amortization of capitalized software acquired in September 2007.

The Sales development and marketing expenses decreased $459,459 for the year ended December 31, 2009 as compared to the previous year due to the Company entering the water purification industry and aggressively pursuing this business during 2008 and decreasing in 2009.  The Company utilizes the services of several consultants to establish business relationships which include foreign governments, domestic government agencies, and partnerships with United Nations groups and humanitarian organizations.

Other debt settlement fees decreased  by $278,632 for the year ended December 31, 2009 as compared to the previous year due to the Company incurring additional fees related to the settlement of notes by common stock.

Interest Expenses

Interest expense decrease by $50,.006 for the year ended December 31, 2009 as compared to the previous year primarily due to the settlement of certain outstanding debt from issuances of common stock.

Liquidity

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The funding should alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of our efforts to achieve profitability. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the we be unable to continue in operation.  Management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency.

Due to recurring operating losses and our current working capital deficit, there is a need to obtain additional funding of working capital for us to operate as a going concern. We incurred operating losses of $1,601,548, and net losses of $1,689,277 for the year ended December 31, 2009. In 2009, we have been able to minimally sustain its working capital needs based on capital derived primarily from:  issuances of additional common stock and  notes payable. .

GECO’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

HOMELAND SECURITY NETWORK, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
for the years ended December 31,

	2009	2008
Net Cash provided / (Used) In Operating Activities	$ (133,542)	$ (546,874)
Cash Flows Used In Investing Activities	-	(1,030,388)
Cash Flows Provided / (used) By Financing Activities	135,320	1,577,286
Net (Decrease) Increase in Cash and Cash Equivalents	$ 1,778	$ 24

Net cash used in operating activities for the year ended December 31, 2009 increased by $413,332 from cash used in operations for the previous year ended due primarily to the following specifics:

Accounts payable and other accrued expenses decreased by $667,415 primarily due to the settlement of certain liabilities through the issuance of common stock and the write off of liabilities that are older than four years old (per adopted company policy>

Account receivable from related parties increased by $0 for joint ventures in water treatment and soil remediation projects implemented in 2008.

Net cash used by investing activities decreased by $1,030,388 for the year ended December 31, 2009 due to the  expenditures for furniture, fixtures and leasehold improvements to open the new office in Keasbey, NJ in 2008 and the investment in joint ventures in 2008.

Net cash provided by financing activities decreased by $1,441,966 for the year ended December 31, 2009 compared to the prior year ended due to increased borrowing for entry into the water treatment and soil remediation projects implemented in 2008.

Market for Common Stock; Volatility of Prices

There has been a limited public trading market for our Common Shares.  There can be no assurance that a regular trading market for the Common Shares will ever develop or, if developed, that it will be sustained. The market price of the Common Shares could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of our operations or other companies in the business of environmental restoration , changes in conditions affecting the economy generally, analyst reports, general trends in industry, and other political or socioeconomic events or factors.

Off Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Deferred Tax Valuation

GECO continues to incur tax net operating losses, which are available to carry forward and offset future taxable income. These net operating losses were generated, principally as a result of losses resulting from our operations .  A deferred tax asset results from the benefit of utilizing these net operating loss carry-forwards in future years.

Due to the current uncertainty of realizing the benefits of the tax NOL carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon our ability to generate taxable income during future periods, which is not assured.

Indemnification of Directors and Officers

Subject to and subsequent to an appointment or election as an officer or director, GECO provides contractually indemnification.

GECO agrees to indemnify the positions of directors and officers as follows: A director or officer shall not be liable for any claim or demand on account of damages in any manner. GECO agrees to indemnify and hold directors or officers, without limitation, harmless from any and all damages, losses (which shall include any diminution in value), shortages, liabilities (joint or several), payments, obligations, penalties, claims, litigation, demands, defenses, judgments, suits, proceedings, costs, disbursements or expenses of any kind or nature whatsoever, specifically including without limitation, fees, disbursements and expenses of attorneys, accountants and other professional advisors and of expert witnesses and cost of investigation and preparation. A director or officer will be indemnified from any decision or action taken prior to his or her hire date as

Stock-Based Compensation:

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments , (SFAS No. 123(R)) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan.  In accordance with SFAS No. 123(R), shares issued are recorded based on grant-date fair value.  All shares issued for compensation or services are valued at the fair value of the shares at the time or the value of the services rendered, which ever is more accurately attained at the time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

W. T. UNIACK & CO. CPA’S, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

1003 Weatherstone Pkwy., Ste. 320     12600 Deerfield Pkwy., Ste 100

Woodstock, GA  30188       Alpharetta, GA  30004

Phone: 770-592-3233       Phone: 678-566-3774

______________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

April 14, 2010

Board of Directors

Homeland Security, Inc.

We have audited the accompanying consolidated balance sheet of Homeland Security, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note 4 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4, the Company has current assets of $2,635 and current liabilities of $3,720,630.  In addition, the Company has an accumulated deficit of $27,725,400 and is dependent on the deferral of loans and interest payments along with additional capital $ raising efforts.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ W. T. Uniack & Co. CPA’s P.C.

Certified Public

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
as of December 31,

	2009	2008
ASSETS
Current Assets:
Cash	$ 2,635	$ 857
Accounts receivable – trade	-	8,278
Inventories	-	25,409
Total current assets	2,635	34,544

Property, plant and equipment, net of accumulated depreciation	-	93,946
Capitalized software, net of accumulated amortization	64,173	87,511
Other intangible assets	21,500	21,500
Investment in joint venture	780,000	780,000
Other long-term assets	1,124	1,124

Total assets	$ 869,432	$ 1,018,625

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	$ 642,980	$ 1,310,395
Accounts payable and accrued liabilities to related parties	814,563	863,055
Advances from related parties	777,586	760,786
Current portion of notes payable to related parties	996,384	998,224
Current portion of notes payable	252,000	252,000
Amounts payable to credit unions	71,032	71,032
Line of credit	166,085	166,085
Total current liabilities	3,720,630	4,421,577

Long term notes payable, net of current portion	170,000	50,000
Total Liabilities	3,890,630	4,471,577

Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 4,086,856 issued and outstanding	2,150	4,087
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 1,621,642 issued and outstanding	-	352,643
Common Stock, par value $.001; 400,000,000 shares authorized, 310,402,717 and 261,015,238 shares issued and outstanding	348,860	310,403
Additional paid-in-capital	24,752,932	23,955,181
Accumulated deficit	(27,675,524)	(27,675,526)
	(49,876)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(3,021,198)	(3,452,952)
Total liabilities and shareholders’ deficit	$ 869,432	$ 1,018,625

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Operations
for the years ended December 31,

	2009	2008

Revenues:
Sales	$ 13,030	$ 58,082
Cost of goods sold	39,058	32,238
Gross margin - product sales	$ (26,028)	$ 25,844

Other income	1,907.00	4,411.00
Gross margin	(24,121)	30,255

Expenses:
Compensation and benefits	338,032	469,447
Office occupancy and equipment	84,463	127,917
Professional and consulting fees	139,321	280,983
Sales and product development	216	459,675
Depreciation and amortization	59,203	51,090
Marketing expense	-	109,780
Bad debt expense	2,300	1,481
Impairment expense	-	130,000
Other debt settlement and loan fees	5,000	283,632
Other operating expense	20,261	105,210
Total expenses	648,796	2,019,215
Loss from operations	(672,917)	(1,988,960)

Other income (loss):
Interest expense	(117,909)	(167,915)
Other Income	740,950	-
Total other income (loss)	623,041	(167,915)

Net loss	(49,876)	(2,156,875)
Net loss per share, basic and diluted	(0.000)	(0.007)
Weighted average shares outstanding, basic and diluted	329,631,151	301,025,989

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
for the years ended December 31,

	2009	2008

Cash flows from operating activities:
Net loss	$ (49,876)	$ (2,156,875)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	59,203	51,090
Bad debt expense	2,300	1,481
Impairment of investment		130,000
Settlement expense		75,000
Loss on disposal of fixed assets		-
Common stock issued for interest expense		5,900
Common stock issued for services and compensation	429,129	390,350
Common stock issued for debt settlement fees	52,500	233,632
Gain on cancellation of debt	(740,950)	-

Changes in:
Accounts receivable – trade	5,978	-966
Inventories	25,409	4,391
Other assets		-
Accounts payable and other accrued expenses (net of settlement of rent for longterm assets	82,765	719,123
Net cash provided (used) in operating activities	(133,542)	(546,874)

Cash flows from investing activities:
Purchases of property and equipment	-	(120,388)
Investment in joint venture	-	(910,000)
Net cash used in investing activities	-	(1,030,388)

Cash flows from financing activities:
Borrowing (repayment) under line of credit		(9,000)
Advances from related parties	15,320	951,536
Proceeds from notes payable	120,000	680,000
Repayments of advances from related parties		(45,250)
Net cash provided by financing activities	135,320	1,577,286

Net increase (decrease) in cash	1,778	24
Cash beginning of the period	857	833
Cash end of the period	$ 2,635	$ 857

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Deficit)

As of December 31, 2009

	Common Stock		Preferred Stock – Series A		Preferred Stock – Series B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	175,536,430	175,537	4,086,856	4,087	1,621,642	352,643	1,817,000	(399,740)	19,887,845	(24,463,613)	(4,443,241)

Common stock issuances	85,478,808	85,479							1,015,052		1,100,531
Fair value of warrant issued for software									45,836		45,836
Forgiveness of related-party debt									924,100		924,100
											-
Net loss										(1,055,036)	(1,055,036)
Balance at December 31, 2007	261,015,238	261,016	4,086,856	4,087	1,621,642	352,643	1,817,000	(399,740)	21,872,833	(25,518,649)	(3,427,810)

Common stock issuances	51,387,479	51,387							1,991,789		2,043,176
Forgiveness of related-party debt									128,559		128,559
Return of shares	(2,000,000)	(2,000)							(38,000)		(40,000)
											-
Net loss										(2,156,875)	(2,156,875)
Balance at December 31, 2008	310,402,717	310,403	4,086,856	4,087	1,621,642	352,643	1,817,000	(399,740)	23,955,181	(27,675,524)	(3,452,950)

Common Stock issued for Service	12,216,666	12,217							404,412		416,629
Common Stock issued for Debt forgiveness	3,750,000	3,750							48,750		52,500
Common Stock issued for Financing Fee	500,000	500							4,500		5,000
Stock Issued for Collateral	1,000,000	1,000							6,500		7,500
											-
Conversion of Preferred A to Common	19,368,560	19,369	(1,936,856)	(1,937)					(17,432)		-
Conversion of Preferred B to Common	1,621,642	1,622			(1,621,642)	(352,643)			351,021		0
Q4 Issues											-
											-
Net loss										(49,876)	(49,876)
Balance at December 31, 2009	348,859,585	348,860	2,150,000	2,150	-	-	1,817,000	(399,740)	24,752,933	(27,725,400)	(3,021,197)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented in this report comprises the consolidated financial information (i) for the year ended December 31, 2009; and (ii) for the year ended December 31, 2008.

The consolidated financial statements include the Company’s accounts and those of its subsidiaries.  All material inter-company balances have been eliminated.

In our opinion , the consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the period presented.

Note 2. Significant Accounting Policies

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. When sources of information regarding the carrying values of assets, liabilities and reported amounts of revenue and expenses are not readily apparent, we base our estimates on historical experience and on various other assumptions that we believe to be reasonable for making judgments. GECO evaluates all of its estimates on an on-going basis and may consult outside experts to assist in our evaluations. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue principally on two types of transactions – sales of products and wireless communication service fees. The products sold and bundled in the product offering include a radio transmitter, hosted software, and a data transmission network.  Revenue arrangements are accounted for under EITF No. 00-21 since the company hosts the software and customers do not have the option to take possession of the software during the hosting period.   GECO believes the multiple deliverable arrangements meets the separate units of accounting criteria under paragraph 9 of EITF No. 00-21.  Accordingly revenue is recognized for the multiple deliverable arrangements as separate units of accounting since the radio transmitter can be used for purposes other than those associated with the service provided.  The units are manufactured for the Company by a subcontractor.  This subcontractor makes these units for other parties and they are sold with different programming.  GECO’s units could be reprogrammed by its customers and then used for other purposes.  The Company feels that this fact establishes that the delivered items should be recognized under the rules for separate units of accounting.  Accordingly the our product meets the three criteria established in paragraph 9 as follows: 1) the delivered item has value on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered items, since many firms provide similar services on both universal and custom devices; and 3) there is no general right of return. We have discontinued the GPS business segment in 2009 and our focus will be in the area of environmental restoration.

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

We  generally recognize revenue on products sales upon shipment, which is prior to the installation of the related products on the consumer’s vehicle or other valuable assets, since the company is not responsible for the installation of the product and the revenue recognized is not conditioned on the installation.  The Company’s policy is that there is no general right of return.

For revenues relating to the sale of wireless communication service, subscriptions are recognized over the life of the contract.  The term of service contracts offered ranges from 1 to 36 months and are generally payable in full, however, some customers submit monthly fees through electronic fund transfers upon activation of the related unit or renewal of a previous service contract.

Accounts Receivable

Accounts receivable relating to the GECO tracking device segment consist of payments due from wholesalers of the products. In the normal course of business, the we monitor the financial condition of our customer base; accordingly, the we have recorded a provision for uncollectible accounts as of December 31, 2009 and 2008, of $133,250 and $133,250, respectively.  The account deemed uncollectible relates to an individual customer for where we had a note payable outstanding to an affiliated entity of the customer with a principal balance of $141,875 and $141,875 as of December 31, 2009 and 2008, respectively.  As the note payable terms do not have a right of offset, we have reserved the balance in full in accordance with its own accounting policies; however, the GECO believes it has a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

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

We capitalize certain computer software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic life of the related software which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP-98-1.  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, GECO has and will capitalize expenditures directly related to the applications development.  For the year ended December 31, 2009, we capitalized $0 of expenditures relating to application development.

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

Deferred financing costs

GECO capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are generally recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and net operating loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance has been established to reduce any deferred tax asset in which GECO is not able to determine on a more likely than not basis that the deferred tax asset will be realized.

Long-Lived Assets

GECO accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) (now contained in FASB Codification Section 360-10, Property, Plant, and Equipment-- Accounting for the Impairment or Disposal of Long-Lived Asset subsections), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group.

Investment in Joint Venture

In March 2008, we entered into a joint venture with Huma-Clean of Houston Texas.  Under the terms of the agreement, we will share in 50% of the joint venture’s profits and losses.  Thus, GECO will account for this investment under the equity method of accounting.  Under the equity method of accounting, the carrying amount of the investment is increased to reflect our shares of the joint venture’s income and is reduced by its share of the joint venture’s losses.  As the joint venture was formed at the end of March 2008, there was no material profit or loss to recognize during the year ended December 31, 2008 and due to political unrest and violent crime in the region, there were no profits in 2009.  We have advanced $800,000 to the joint venture, which is to be paid back out of the initial proceeds of the venture.  We have  recorded this as an advance to a related party as of December 31, 2008.

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

At December 31, 2009, the Company’s assets and liabilities reported at fair value utilizing Level 1 inputs include cash and cash equivalents. For these items, quoted current market prices are readily available.  The Company does not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

The following table presents information about the Company’s fair value hierarchy for financial assets as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$ 2,635	-	-	$ 2,635
Total assets	$ 2,635	-	-	$ 2,635

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

Prior to the adoption of SFAS No. 123(R), all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of December 31, 2009.

The Company has enacted a new policy for certain accounts payable that it has assumed over the years through various mergers and acquisitions.  Some of these payables are quite old and can not be substantiated by either invoice(s), contract, inquiries or other typical vendor/customer communication(s).  Such payables meeting criteria as set below have been reversed and recognized in income in the year ended December 31, 2009.  Management has adopted a policy to write off all accounts that are older that four years and inactive.  Management reviews all accounts for this criteria and determines which accounts meet this criteria. For the year ended December 31, 2009 the company wrote off $740,950 in accounts payable that management deemed to meet this criteria

Recently issued Accounting Pronouncements

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

We adopted FIN 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN48. During the year ended December 31, 2010, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of December 31, 2010.

Note 3.  Divestiture of Subsidiary

On September 26, 2006, we entered into an agreement to sell 80% of the total issued and outstanding common stock of our wholly-owned subsidiary Pacific Auto Group, Inc. ("PAG") pursuant to a Stock Purchase Agreement by and between Homeland Security Network, Inc. and Monet Acquisition, LLC, a Delaware limited liability company. The Company agreed to indemnify Monet against any contingent liabilities of PAG and return 20% of the entity that could potentially have value in the future depending on the buyer’s future action with the entity in consideration of the stock purchase. Pacific Auto Group, Inc. will be operated and controlled totally independent of HSNI; however, it is the intention of HSNI to distribute the remaining 20% of the outstanding common stock of PAG that HSNI owns to its stockholders as a dividend. As of the end of 2009, PAG has not implemented it’s business plan, which is to acquire existing private companies and with the necessary compliance, filings and disclosures operate them as public entities.

On May 24, 2007, the Company, then Homeland Security Network, Inc (:HSNI”) contributed 100% of the outstanding stock in its subsidiaries, American Finance Company (“AFCO”) and 100% of the outstanding stock of Autocorp Financial Services, Inc. (“ACFS”) to AFCO Receivables Funding Corp. (“AFCORF”).  After this reorganization, the HSNI sold 90% of its stock in ACORF to Monet Acquisition, LLC.  The Company also issued a Promissory Note in the amount of $95,000 at an interest rate of 10% per annum to Monet.  The loan from Monet is personally guaranteed by the President and CEO of the Company, Peter Ubaldi.

Note 4. Going Concern Uncertainty

We have incurred net losses in the years ended December 31, 2009 and 2008 and have had working capital deficiencies both periods.

GECO’s  consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking a  credit facility for the development of certain projects and various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt to expand our business. The  additional funding would alleviate the Company's working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. We are also seeking to renegotiate certain liabilities in order to alleviate the working capital deficiency.

If the additional financing or arrangements cannot be obtained, GECO would be materially and adversely affected and there would be substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if GECO becomes unable to continue as a going concern.

	Years Ended December 31,
	2009	2008

Loss from operations	$(672,917)	$(1,988,960)
Other income (deductions)	623,041	(167,915)

Net loss	$(49,876))	$(2,156,875)

Note 5. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is 23,121,642 for the year ended December 31, 2009 and 42,490,202 for the Year Ended December 31, 2008.  See Note 18 for common stock transactions subsequent to December 31, 2009.

Note 6. Property, Plant and Equipment

Property, plant and equipment are comprised of the following at December 31, 2009 and December 31, 2008:

Description:	December 31, 2009	December 31, 2008
Furniture, office and computer equipment	$84,463	$104,925
Leasehold Improvements	54,235	54,235
Software	2,185	2,185

	161,345	161,345
Less accumulated depreciation	(59,203)	(75,168)

Property and equipment, net	$102,142	$86,179

Note 7. Capitalized Software Costs

The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed , (SFAS 86). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and been determined viable for its intended use. Accordingly the Company did not capitalize any development costs other than product development costs acquired through a third party purchase. The Company capitalizes software through technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

During 2007, the Company acquired new software to operate and enhance its GPS systems.  The development costs of this software totaled $116,682; these costs were capitalized.

Capitalized software costs and accumulated amortization were as follows for the years ended December 31, 2009 and December 31, 2008.

	December 31, 2009	December 31, 2009
Software development costs	$116,682	$116,682
Less accumulated amortization	(59,203)	(29,171)

Capitalized Software, net	$57,479	$87,511

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount

2009	23,337
2010	23,337
2011	23,337
2012	17,500
Total	$ 87,511

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issuee. The entire Plan expired on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of December 31, 2009, 1,990,289 shares had been exercised and issued under the Plan.

On November 8, 2006, the Company filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of Homeland Security Network, Inc., a Nevada Corporation, and any affiliated corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 14,700,000 shares have been issued from the Plan as of December 31, 2009.

Note 9. Notes Payable to Related Parties

	December 31, 2009		December 31, 2008

Two notes payable to a Director of the Company. Both bear interest at 8% per annum. The notes matured in February 2007		286,874	286,874
In 2006, the Company obtained funds under a financing arrangement bearing interest at 7% per annum. This note matured in May 2006. The note matured in December, 2007		27,000	27,000
In 2006, the Company obtained funds under a financing arrangement bearing interest at 10% per year. The note matured in February 2007 and is convertible into shares of the Company’s common stock at a fixed rate.		100,000	100,000
Note payable to a related party, which matured in November 2007. The proceeds were used for working capital. The note was settled by conversion to shares of the Company’s common stock at the option of the holder.		-	7,975

In 2005, the Company obtained funds under a financing arrangement bearing interest at 8% per annum from a related third party. The note provides a line of credit totaling $500,000. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term. This note matured in January 2007.		246,325	246,325
In March 2005, the Company obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party. The note is uncollateralized and the proceeds were utilized for working capital. This note has been renegotiated with an extended term. This note matured in April 2006.		141,875	141,875

Note payable, unsecured, to an Executive bearing interest at 6% per annum and matured in July 2006. The Company has renegotiated with the executives and the parties have agreed to an extended term.		216,150	216,150
In September 2007, the Company obtained $15,000 under a financing arrangement bearing interest at 12% per annum from a third party. The note was uncollateralized and the proceeds were utilized for working capital. This was settled by conversion to shares of the Company’s common stock at the option of the holder.		-	15,000
Note payable, unsecured, to a former Executive and current Director bearing interest at 6% per annum and matured in July 2006. This was settled by conversion to shares of the Company’s common stock at the option of the holder.		-	13,167
Note payable to Monet Acquisition, LLC for additional consideration related to sale of subsidiaries. The note bears interest at a rate of 10% per annum and matures on April 25, 2008. It is personally guaranteed by the CEO.I		95,000	95,000

n
	$		$1,149,366

           In February 2009, we execuited a Note Payable to

           Financial Indemnity Insurance in the amount of $107,500. The                           107,500

           Note is at 10% per annum and is due on 8/9/2010

          In November 2009, a Note Payable to an unrelated oarty

          for $7,500 at an interest rate of 12% per annum.  The Note

          is due on 11/10/2010.                                                                                                7,500

         Totals                                                                                                                 $ 1,228,224    $1,149,366

Note 10. Credit Union Participations

As of December 31, 2008, GECO longer serviced automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) which resulted in a dispute over amounts due on the collection of auto finance contracts.  The Company arrived at a settlement with this credit union which calls for a total payment of $41,000 with a $5,000 initial payment and $1,000 per month until March 2009 at which time a balloon payment of $24,000 will be due.  This settlement is secured by a $41,000 judgment.

Note 11. Line of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions.  The outstanding balance totaling $166,085 at December 31, 2008 is in default. However, we are  presently negotiating revised payment terms with the lender.

In April 2007 the President and CEO of the Company provided a line of credit in the amount of $50,000 to the Company from Atlantic Financial Advisors, Inc (“AFA”), a Corporation which is 100% owned by him.  This line was used for the purchase of inventory of GPS hardware.  We are no longer active in the GPS business and have no need for the line.  There was an outstanding balance on the facility which has been settled for $7,500 payable over 30 months.

Note 12.   Advances to a Related Party

On March 27, 2008, we entered into a joint venture agreement with Huma-Clean of Houston, Texas.  Huma-Clean is in the soil remediation industry and specializes in lake clean up and dredging, internationally.  GECO has committed an initial funding to the first project in Juarez, Mexico in the amount of $800,000.  As of December 31, 2008, we has advanced $800,000 of the agreed upon amount, which is presented as a related party receivable on the balance sheet.

Note 13.  Purchase of Other Intangible Assets

On June 6, 2008, we acquired technology from Robert Elfstrom. Mr. Elfstrom has developed a mobile water purification plant and computerized ballast water distribution system.  The PureWater System is a state of the art water purification system that can be easily deployed in hard to reach locations and can service the daily water needs of a 5,000-person village. The PureWater System removes water-born and human pollution as well as all harmful bacteria. The current mobile and stationary versions of the system can comfortably process about 35,000 gallons day at a rate of 45 gallons of water per minute. The PureWater System can be deployed in several ways. The mobile version is the only transportable high-volume, pure water production system available today using the company’s chelated copper-based formula to purify water.

We agreed to purchase these assets for 1,000,000 shares of our common stock with a value of $215,000 at the date of the agreement.  We issued 100,000 shares upon execution of the Bill of Sale; the balance of the shares will be issued in increments of 300,000 shares each time GECO accumulates net revenues of $2,000,000 from the utilization of the technology.  A dispute has arisen with Mr. Elfstrom and we have  suspended all payments under the agreement along with a hold on any further issuance of stock to Mr. Elfstrom.  We are attempting to arrive at asettlement with Mr. Elfstrom. We have presented this technolgy as other intangible assets on the balance sheet and recorded a liability for the remaining shares to be issued.

Note 14. Commitments and Contingencies

In July 2006, the Company entered into an equity line of credit agreement with eFund Small Cap Fund II, LP.  Under the terms of the agreement, eFund will be granted warrants to purchase 5,000,000 shares of the Company’s stock contingent upon the Company’s drawing down on the line of credit.  The agreement also provided that the Company was to issue 1,000,000 shares of stock upon execution of the agreement with an additional 4,000,000 shares to be issued as follows: 1,000,000 shares issuable upon the first Put; 1,000,000 shares upon the funding of $1,000,000 under the equity line, and 1,000,000 shares per each funding of $500,000.  As of December 31, 2008, the Board has authorized the issuance of the full 5,000,000 shares. We will return 1,000,000 shares to the Treasury and the balance of the shares have been issued to eFund.  .

Consulting and Employment Contracts

In May 2004, (amended and restated January 2005) the Company entered into an Employment Agreement (“Agreement”) with Peter Ubaldi. The Agreement provided that Mr. Ubaldi should serve as the President of GECO through January 1, 2007. In January of 2007,  we renewed Mr. Ubladi’s Employment Contract for an additional 2 years under the same terms and conditions as the original agreement.  At any time prior to the expiration of the Agreement, HSNI and Mr. Ubaldi may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, we agree to pay Mr. Ubaldi, as the President, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of GECO’s Board of Directors, in cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months’ of base salary as shall exist at the time of such termination.  On January 1,2010 the Board of Directors entered into a new Employment Contract with Mr. Ubaldi for an additional 5 years.

In January of 2007, the Company entered into an employment agreement with Roy Pardini to serve as its Executive Vice President. The term of the contract is 2 years with a base salary of $125,000 per year.  As provided by the agreement, Mr. Pardini is eligible to receive bonuses from time to time at the discretion of the Board of Directors in stock, cash or other forms of compensation. Mr. Pardini resigned as an officer and director of the Company in June, 2009.

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

In June of 2008, we entered into an employment agreement with Robert W. Elfstrom.  The term of the contract is 2 years with a base compensation of $104,000 per year with a cash bonus.  Additional provisions in the agreement include a percentage distribution for certain performance requirements.  Mr. Elfstrom and the Company are reviewing their arrangement as there are certain disputes in performance on the part of the parties.  As a result, we have withheld the $50,000 bonus referred to below along with the weekly compensation as stated in the contract.  The Company expects to reach an amicable conclusion with Mr. Elfstrom.

Operating Leases

During 2009, we leased office space in two locations:

•

7920 Belt Line Road, Suite 770, Dallas Texas 75254.  The lease commenced on October 15, 2007.  The first year’s rent is $12,555, the second year’s is, $13,485 and the third year’s is $14,415; and

•

140 Smith Street, 5 th Floor, Keasbey New Jersey 08832. We occupied this location under a sublease from a related party for one year with two one- year renewals.  The annual rent is $108,000.  .

We have closed both the Dallas, Texas and the Keasbey New Jersey office. We have one office located at 96 Park Street, Montclair NJ 07042. .

Year Ending December 31,	Amount
	$
2009		13,485
2010		12,000

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

The net operating loss carry-forwards as of December 31, 2009 and 2008 are subject to certain loss limitations under IRS Section 382 regulations. The deferred tax summary set forth above does not reflect the effect of the IRS Section 382 limitation for the years ended December 31, 2009 and 2008.

Note 16.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

Note 17.  Legal Proceedings

The Company, through its former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement.  During 2008, HPCU and the Company entered into a settlement agreement.  We paid  $5,000 upon signing of the document and will pay a monthly payment of $1,000 per month through February 2009.  A balloon payment of $24,000 was due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of December 31, 2009, payments totaling $9,000 have been made.

Waterville Associates.   We entered into a consulting service agreement with Waterville Associates on March 20, 2007.  The agreement called for certain services by Waterville Associates which included: (a) Posting information about the Company on their web site, (b) Production of an 8 to 10 page research report providing data on GECO, and (c) Assisting us in the creation of capital to implement its business plan.  We  agreed to compensate Waterville for their services by issuing shares of our common stock as these services were performed. We have never received any of the services by Waterville as outlined in the agreement.  Waterville is seeking a claim for compensation as provided for in the agreement. We believe that the lawsuit is without merit and  on going litigation is in progress. .

In addition to the matter described above, GECO is involved in various legal actions and claims from time to time, which arise in the normal course of business. In our opinion, the final disposition of these matters will not have a material adverse effect on our financial position or results of operations.

The Company has enacted a new policy for certain accounts payable that it has assumed over the years through various mergers and acquisitions.  Some of these payables are quite old and can not be substantiated by either invoice(s), contract, inquiries or other typical vendor/customer communication(s).  Such payables meeting criteria as set below have been reversed and recognized in income in the year ended December 31, 2009.  Management has adopted a policy to write off all accounts that are older that four years and inactive.  Management reviews all accounts for this criteria and determines which accounts meet this criteria. For the year ended December 31, 2009 the company wrote off $740,950 in accounts payable that management deemed to meet this criteria

Note 18. Subsequent Events

Subsequent to year end, we entered into a new Employment Agreement with Peter Ubaldi, to continue as President & CEO of GECO.  The term of the contract is 5 years with a base salary of $250,000 per year and incentive compensation.

In February 2010, we entered into 2 Consulting Agreements; (1) Joseph Battiato, (2) William Merritt.  Mr. Battiato serves as Chairman and will continue to use his long standing relationships to bring additional opportunities to GECO.  Mr. Merritt will continue in his capacity as our lead Business Development advisor.  Mr. Battiato and Mr. Merritt will be compensated on a success fee basis with incentive compensation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 26, 2009, our board of directors dismissed our independent auditing firm, BKR Cornwell Jackson.  There were no disagreements with BKR Cornwell Jackson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the fiscal years ended 2006, 2007 and 2008 and the subsequent interim periods through October 23, 2009.  For the annual reports on Form 10-K fiscal years ended 2006, 2007 and 2008 and quarterly reports on Form 10-Q from 2006 up through October 23, 2009 our auditor’s had issued opinions in each of the reports covered during the periods described above regarding our ability to continue as a going concern.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

•

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Members of the Board of Directors are elected to serve until the next annual meeting or until their successor is elected and qualified. As of March 31, 2009, the date of the next annual meeting has not been selected. The Company presently contemplates that should a 2010 Annual Meeting of Shareholders be held, the newly elected Directors will hold a regular annual meeting of the Board of Directors. If a regular meeting is not held, the Directors will sign a unanimous consent in lieu of holding the meeting and will re-elect certain current officers and add new officers and directors for the coming year.

The Executive Officers and Directors of the Company as of April 14, 2010 are:

NAME

AGE

POSITION

DIRECTOR SINCE

Peter Ubaldi

64

Chief Executive Officer

2004

President, Principal Accounting

Officer and Director

Joseph Battiato

53

Director and Chairman

2008

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (10% owners) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. During preparation of this filing, we discovered that the reports required by Section 16(a) were not filed in connection with the securities issuances to our officers and directors during fiscal 2098.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for each of the last three fiscal years, compensation paid by the Company in common stock for its Chief Executive Officer, President and Executive Vice-President. None of the next highly compensated officers serving on December 31, 2009 received more than $100,000 for fiscal 2009.

Long Term Compensation

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensations Earnings ($)	All Other Compensation ($)	Total ($)

Peter Ubaldi
CEO & President	2009	250,000	−	−	−	−	−	−	250,000
CFO & President	2008	250,000	−	−	−	−	−	−	250,000

Roy Pardini:
Executive VP	2009	62,500	−	−	−	−	−	−	62,500
Executive VP	2008	125,000	−	−	−	−	−	−	125,000

In May 2004, (amended and restated January 2005) we entered into an Employment Agreement

(“Agreement”) with Peter Ubaldi. The Agreement provided that Mr. Ubaldi should serve as the President of GECO to January 1, 2007.  In January of 2007, Mr. Ubaldi’s Employment Agreement was extended for an additional two years and he will continue to serve as President and as a member of the Board, as well as the Company’s CEO.  As payment for services, HSNI agrees to pay Mr. Ubaldi, as the President, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of GECO’s Board of Directors, in cash, stock or other valid forms of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months of base salary as shall exist at the time of such termination  Mr. Ubaldi’s contract was renewed by the Board of Directors for an additional 5 years beginning January 1, 2010.

Mr. Pardini resigned from the Company and the Board of Directors in June of 2009.

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

On November 8, 2006, we filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission.  This 2006 Non-Statutory Stock Option Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of GECO and any affiliated corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of GECO.   This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 common shares originally in the Plan.  As of December 31, 2009, 14,700,000 shares had been issued under the Plan.

Compensation of Directors

No Directors fees were paid during fiscal 2009 or 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 14, 2010, concerning the beneficial ownership of Common Stock by all Directors and nominees, officers, all Directors and officers of the Company, as a group, and each person who beneficially owns more than 5% of the 346,042,919 outstanding shares of Common Stock, $.001 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated;

Name of Beneficial Owner (1)	Number of Shares	Percent of Class(2)
AutoCorp Acquisition Partners (1)	15,990,202	04.62%

Peter Ubaldi, CEO and Director (1)	24,650,000	07.12%
Smith Street Holdings/J.Battiato	21,584,415	06.24%

Total	62,224,617	17.98%

1.  Peter Ubaldi is the 100% owner  of AutoCorp Acquisition Partners.  AutoCorp Acquisition Partners as a company has  a common equity position in GECO and also holds 2,150,000 shares of Series A Preferred Stock.   The Series A shares are convertible into Common Shares on a 10-for-1 basis at any time at the option of the holder. The Series B stock pay non-cumulative dividends at the rate of 5% per year; have a liquidation preference of $14.64 per share; have no voting rights, sinking fund provisions or redemption rights; and are convertible into Common Shares on a 1-for-1 basis. These shares have been converted and are part of the table above for Autocorp Acquisition Partners in an amount of 1,621,641.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT FEES

On October 26, 2009, our board of directors voted to engage W. T. Uniack & Co. CPA’s P.C. as our new independent auditors for the year ended December 31, 2009 and quarterly reviews thereon.

Cornwell Jackson was our independent registered public accounting firm for the fiscal year ended December 31, 2008 and for the quarters ended March 31, 2009 and June 30, 2009.

Fees for audit services totaled approximately $24,000 and $65,000 in 2009 and 2008, respectively. There were no other fees paid to the Company’s independent registered public accounting firm.

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

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

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
President and Chief Executive Officer

Dated: April 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Peter Ubaldi Peter Ubaldi	Chief Executive Officer & Director and President	April 14, 2010

/s/ Joseph Battiato	Director and Chairman	April 14, 2010
Joseph Battiato