Form 10-Q
period 2010-03-31
Homeland Security Network, Inc.
filed 2010-05-24
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

     Commission File Number: 000-15216

GLOBAL ECOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	86-0892913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 Park Street Montclair, New Jersey	07042
(Address of principal executive offices)	(Zip Code)

(973) 655-9001

(Registrant’s telephone number, including area code)

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

       ☐ Yes ☑ No

As of May 21, 2010, there were 367,859,585 shares of common stock of Global Ecology Corporation outstanding.

GLOBAL ECOLOGY CORPORATION

(A Nevada Corporation)

2 of 31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Global Ecology Corporation, Inc.

96 Park Street

Montclair, New Jersey 07042

We have reviewed the accompanying balance sheet of Global Ecology Corporation, Inc. as of March 31, 2010, and the related statements of operations and cash flows for the three to nine month periods ended March 31, 2010. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/S/ W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

May 21, 2010

3 of 31

GLOBAL ECOLOGY CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS

As of March 31, 2010 and December 31, 2009

(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$ 2,020	$ 2,635
Accounts receivable – trade	-	-
Inventories	-	-
Total current assets	2,020	2,635

Capitalized software, net of accumulated amortization	58,339	64,173
Other intangible assets	21,500	21,500
Investment in joint venture	780,000	780,000
Other long-term assets	1,000	1,124

Total assets	$ 862,859	$ 869,432

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	$ 719,116	$ 714,012
Accounts payable and accrued liabilities to related parties	661,801	814,563
Current portion of notes payable and advances related parties	1,779,570	1,773,970
Current portion of notes payable	252,000	252,000
Line of credit	166,085	166,085
Total current liabilities	3,578,572	3,720,630

Long term notes payable, net of current portion	170,000	170,000
Total Liabilities	3,748,572	3,890,630

Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,150,000 issued and outstanding	2,150	2,150
Common Stock, par value $.001; 400,000,000 shares authorized, 367,859,585 and 348,859,585 shares issued and outstanding, respectively'	367,860	348,860
Additional paid-in-capital	25,081,933	24,752,932
Accumulated deficit	(27,725,400)	(27,725,400)
Current Earnings	(212,516)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(2,885,713)	(3,021,198)
Total liabilities and shareholders’ deficit	$ 862,859	$ 869,432

The accompanying notes are an integral part of these financial statements.

4 of 31

GLOBAL ECOLOGY CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	March 31,	March 31,
	2010	2009

Revenues:
Sales	$ -	$ 10,728
Cost of goods sold	-	2,753
Gross margin - product sales	$ -	$ 7,975

Other income	-	606.00
Gross margin	-	8,581

Expenses:
Compensation and benefits	70,413	105,603
Office occupancy and equipment	1,123	42,811
Professional and consulting fees	104,000	27,000
Sales and product development	170	12,142
Depreciation and amortization	5,864	15,951
Marketing expense	-	-
Bad debt expense	-	2,915
Other debt settlement and loan fees	-	5,000
Other operating expense	1,096	-
Total expenses	182,666	211,422
Loss from operations	(182,666)	(202,841)

Other income (loss):
Interest expense	(29,850)	(28,410)
Other Income	-	-
Total other income (loss)	(29,850)	(28,410)

Net loss	(212,516)	(231,251)

Weighted average shares outstanding, basic and diluted	356,881,807	316,183,828
Net loss per share, basic and diluted	(0.0006)	(0.0007)

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Common Stock		Preferred Stock – Series A		Preferred Stock – Series B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stock holders Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	348,859,585	348,860	2,150,000	2,150	-	-	1,817,000	(399,740)	24,752,933	(27,725,400)	(3,021,197)

Battiato Consulting	5,000,000	5,000							65,000		70,000
Ubaldi 2009 Pay 250K	12,000,000	12,000							238,000		250,000
BBK Consulting	2,000,000	2,000							26,000		28,000
											-
Q1 Loss										(212,516)	(212,516)
											-
Balance at March 31, 2010	367,859,585	367,860	2,150,000	2,150	-	-	1,817,000	(399,740)	25,081,933	(27,937,916)	(2,885,713)

Balance at December 31, 2008	310,402,717	310,403	4,086,856	4,087	1,621,642	352,643	1,817,000	(399,740)	23,955,181	(27,675,524)	(3,452,950)

Common Stock issued for Service	9,350,000	9,350							354,150		363,500
Common Stock issued for Debt forgiveness	2,750,000	2,750							24,750		27,500
											-
Conversion of Preferred B to Common	1,621,642	1,622			(1,621,642)	(352,643)			351,021		0
Net loss										(231,253)	(231,253)

Balance at March 31, 2009	324,124,359	324,125	4,086,856	4,087	-	-	1,817,000	(399,740)	24,685,102	(27,906,777)	(3,293,203)

The accompanying notes are an integral part of these financial statements.

5 of 31

GLOBAL ECOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months March 31, 2010 and 2009

(Unaudited)

	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Net loss	$ (212,516)	$ (231,251)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	5,834	15,951
Common stock issued for services and compensation	98,000	23,500
Common stock issued for debt settlement fees	250,000	5,000

Changes in:
Accounts receivable	-	-752
Other assets	124	-
Accounts payable and other accrued expenses (net of settlement of rent for long-term assets	(147,657)	85,949
Net cash provided (used) in operating activities	(6,215)	(101,603)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advances from related parties	5,600	-
Proceeds from notes payable	-	107,500
Repayments of advances from related parties		-
Net cash provided by financing activities	5,600	107,500

Net increase (decrease) in cash	(615)	5,897
Cash beginning of the period	2,635	857
Cash end of the period	$ 2,020	$ 6,754

Supplemental disclosure of non-cash financing activities:
Stock issued to settle notes payable- related party	250,000	84,906
Stock issued to settle notes payable and accrued expenses		457,220
Stock issued for services	98,000

The accompanying notes are an integral part of these financial statements.

6 of 31

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The use of the words “we,” “us,” “our” or “the Company” refers to Global Ecology Corporation and its subsidiaries, except where the context otherwise requires.

1. Organization and Description of Business

We were formed as a Nevada corporation in 1993. Our principal executive office is located at 96 Park Street Montclair, New Jersey 07042 and our telephone number is (973) 655-9001. Our website is www.geco.us. From 1998 until the third quarter of 2004, we provided financial products and related services to the new and pre-owned automotive finance industry. We primarily purchased and subsequently sold automobile finance receivables collateralized by new and pre-owned automobiles. The receivables were predominately purchased from automobile retailers nationwide and sold to banks and credit unions.

We changed our name to Global Ecology Corporation (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business. HSNI targeted markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. During the period from March, 2005 until the end of 2007, we provided the GPS tracking industry with state-of-the-art software, as well as low cost tracking hardware, and the ability to offer a cost-effective data transmission fee

In the fourth quarter of 2007, we began investing in a new industry and we secured distribution rights to a patented water restoration technology, which represented a substantial opportunity in the multi-billon dollar global water purification market. Our company has proposed the use of its services in the United States and several foreign counties. Soon thereafter, we changed our name from Global Ecology Corporation to Global Ecology Corporation to better reflect our direction and industry focus.

We have supported a number of events at the United Nations and have established ourselves as a strategic partner with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations.   Peter Ubaldi, our President and Chief Executive Officer has been appointed as Chairman of IREO’s Water Restoration Committee.  We have proposed our remediation technology for contaminated bodies of water and for the remediation of soil  in South America, Central America, the Philippines and the United States as part of its expanding marketing efforts.

We entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our initial belief was that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that has occurred in the City of Juarez and the surrounding area have taken the government officials’ focus away from the building and expansion of their farmlands. This has directly impacted potential orders.   Nevertheless, the joint venture continues to produce “Gourmet Soil” and a contract has been entered into for the shipment of soil to India and discussions are in progress with other substantial new buyers.  We have advanced $780,000 to the venture.  The terms of the agreement call for the initial revenue to be used to repay the advance; however, we can allow a portion of the repayment to be left in the venture for working capital if we desire.

We have incurred net losses in the three months ended March 31, 2010 and year ended December 31, 2009 and we have had working capital deficiencies both periods.

Ours financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. We are also seeking to renegotiate certain liabilities in order to alleviate the working capital deficiency.

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

2. Basis of Presentation

The financial information presented in this report comprises the unaudited financial statements (i) for the three  months ended March 31, 2010 and 2009.

We, without audit, have prepared the accompanying interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

In the opinion of our management, the financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of our Company for the periods presented. The results of operations for the period ended March 31, 2010 are not necessarily indicative of operating results expected for the full year or future interim periods.

3. Significant Accounting Policies

Use of Estimates

Our financial statements are prepared in accordance with accounting GAAP. These accounting principles require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. When sources of information regarding the carrying values of assets, liabilities and reported amounts of revenue and expenses are not readily apparent, we base our estimates on historical experience and on various other assumptions that our management believes to be reasonable for making judgments. We evaluate all of its estimates on an on-going basis and may consult outside experts to assist in our evaluations. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Revenue Recognition

We previously recognized revenue related to our GPS tracking business principally on two types of transactions – sales of products and wireless communication service fees. The products sold and bundled in the product offering include a radio transmitter, hosted software, and a data transmission network. Revenue arrangements were accounted for under EITF No. 00-21: Prior to the end of 12/31/2009, we discontinued the GPS operation and as such no revenue related to this business segment has occurred during the quarter ended March 31, 2010.

When revenue is generated from the sale of products and services of our environmental restoration activities,, we will record this revenue in accordance with guidance provided by the SEC’s Staff Accounting Bulletin No. 104, or SAB No. 104.  Revenue Recognition;, revenue is recognized when all of the following are met: (i) persuasive evidence of an arrangement exists, (ii) title and risk of loss have passed, (iii) delivery has occurred or the services have been rendered, (iv) the sales price is fixed or determinable and (v) collection is reasonably assured.

Accounts Receivable

Accounts receivable relating to our tracking device segment consist of payments due from users of the products.  In the normal course of business, we monitor the financial condition of our customer base.  As of March 31, 2010 and December 31, 2009, the Company has recorded a provision for uncollectible accounts of $133,250 and $133,250, respectively, related to a long-outstanding balance.  The account deemed uncollectible relates to an individual customer; we have a note payable outstanding to an affiliated entity of the customer with a principal balance of $141,875 and $141,875 as of March 31, 2010 and December 31, 2009, respectively. As the note payable terms do not have a right of offset, we have reserved the balance in full in accordance with its own accounting policies; however, we believe we have a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

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

Capitalized Software

We capitalize certain computer software costs, after technological feasibility has been established.  These costs are amortized utilizing the straight-line method over the software’s economic life, which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the development of applications.  For the three month periods ended March 31, 2010 and 2009, no expenditures relating to application development were capitalized by our Company.

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

Investment in Joint Venture

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of March 31, 2010 we advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture.

Deferred financing costs

We capitalize costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments.

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

Long-Lived Assets

We account for our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) (now contained in FASB Codification Section 360-10, Property, Plant, and Equipment-- Accounting for the Impairment or Disposal of Long-Lived Asset subsections), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group.

Fair Value of Financial Instruments

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) (now contained in FASB Codification Section 825-10-65, Fair Value Measurements and Disclosures-Overall-Transition and Open Effective Date Information), which addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes.  The FASB Codification Section 825-10-65 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company’s adoption of the required portions of FASB Codification Section 825-10-65 as of January 1, 2008 did not have a material impact on the Company’s financial position, results of operations and cash flows.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2,  Effective Date of FASB Statement No. 157  (“FSP 157-2”), permitting entities to delay application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis.  The Company adopted the application of FASB Codification Section 825-10-65to nonfinancial assets and liabilities effective January 1, 2009; this did not have a material effect on the Company’s financial condition or results of operations.

FASB Codification Section 825-10-65established a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels as follows.  The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

At March 31, 2010, our assets and liabilities reported at fair value utilizing Level 1 inputs include cash and cash equivalents. For these items, quoted current market prices are readily available.  We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

The following table presents information about the Company’s fair value hierarchy for financial assets as of March 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$ 2,020	-	-	$ 2,020
Total assets	$ 2,020	-	-	$ 2,020

The carrying amounts of trade receivables and payables, accrued expenses and other current liabilities approximate fair value due to their short-term nature.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) (now contained in FASB Codification Topic 825-10, Financial Instruments-Fair Value Option subsections), which permits companies to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  The Company did not elect the fair value option for any of its existing financial instruments other than those already measured at fair value.  Therefore, our adoption of FASB Codification Topic 825-10 as of January 1, 2008 did not have an impact on our financial position, results of operations or cash flows.

Concentrations of Credit Risk

We maintain our cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation secures each depositor up to $250,000.

Stock-Based Compensation

Prior to January 1, 2006, we elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees , and related interpretations to account for our employee and director stock options, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123,  Accounting for Stock-Based Compensation(contained in FASB Codification Topic 718, Compensation-Stock Compensation). We accounted for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123. Effective January 1, 2006, The Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments , (“SFAS No. 123(R)”) (contained in FASB Codification Topic 718, Compensation-Stock Compensation) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. In addition, the Company has applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the Securities and Exchange Commission, in our adoption of SFAS No. 123(R).

We adopted FASB Codification Topic 718using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of FASB Codification Topic 718, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of FASB Codification Topic 718. Results from prior periods have not been restated and do not include the impact of FASB Codification Topic 718. For the three-month periods ending March 31, 2010 and year ended December 31, 2009, we recognized no stock-based compensation expense under FASB Codification Topic 718relating to employee and director stock options, restricted stock units or the employee stock purchase plan.

Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-base payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. FASB Codification Topic 718requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of FASB Codification Topic 718, the Company elected to use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees subsequent to January 1, 2006 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method. These methods were previously used for our pro forma information required under FASB Codification Topic 718.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards , which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to FASB Codification Topic 718. This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FASB Codification Topic 718. Due to the Company’s historical net operating losses, the Company has not recorded the tax effects of employee stock-based compensation and has no APIC pool.

Prior to the adoption of FASB Codification Topic 718, all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. FASB Codification Topic 718requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of March 31, 2010.

Liabilities

We have adopted the policy of writing-off any liabilities outside the statute of limitations and over four years.

Recently issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) (now contained in FASB Codification Topic 805- Business Combinations). Among other changes, FASB Codification Topic 805requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. Effective January 1, 2009, the Company adopted FASB Codification Topic 805.  The adoption of FASB Codification Topic 805has not had and is not expected to have a material impact on the results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”) (now contained in FASB Codification Topic 350-30, Intangibles other than Goodwill), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under FASB Codification Topic 350-30, in order to improve consistency between FASB Codification Topic 350-30and the period of expected cash flows to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007),  Business Combinations, and other U.S. generally accepted accounting practices. Effective January 1, 2009, the Company adopted FASB Codification Topic 350-30. The adoption of FSP No. 142-3 has not had and is not expected to have a material impact on the results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP.  With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We have evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

We adopted FIN 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN48. During the three months ended March 31, 2010 there were no changes in our unrecognized tax benefits and we had no accrued interest or penalties as of March 31, 2010.

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

4. Going Concern Uncertainty

We have incurred net losses in the three months ended March 31, 2010 and year ended December 31, 2009 and we have had working capital deficiencies both periods.

Ours financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. We are also seeking to renegotiate certain liabilities in order to alleviate the working capital deficiency.

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

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock, which would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations, is $21,500,000 and $21,500,000 for the three months ended March 31, 2010 and  year ended December 31, 2009, respectively.

6. Property, Plant and Equipment

We had no property, plant and equipment as of March 31, 2010 and December 31, 2009:

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

During the year ended December 31, 2007, the Company acquired new software to operate and enhance its GPS system.  The development costs of this software, which totaled $116,682, were capitalized and placed in service at the end of September 2007 and are being amortized over their estimate useful life of five years.  No such software development costs were capitalized during the three month periods ended March 31, 2010 and 2009.  Amortization expense of $5,834 and $5,834 was recognized related to this capitalized software during the three month periods ended March 31, 2010 and 2009, respectively.

Capitalized software costs and accumulated amortization were as follows as of March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
Software development costs	$116,682	$116,682
Less accumulated amortization	(58,343)	(52,509)

Capitalized Software, net	$58,339	$64,173

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount
2010	$17,503
2011	$23,337
2012	$17,499
Total	$58,339

8.  Other Intangible Assets

On June 6, 2008, we acquired a mobile water purification plant and computerized ballast water distribution system from Robert Elfstrom.  We agreed to purchase these assets in consideration for 1,000,000 shares of the Company’s common stock to be issued as follows: 100,000 shares upon the execution of the Bill of Sale and the remaining balance of shares to be issued in increments of 300,000 shares each time we accumulate net revenues of $2,000,000 from the utilization of the technology.  We initially recorded the asset at the fair value of the full 1,000,000 shares at the date of the sale, which was $215,000, and recorded a liability for the remaining 900,000 shares to be issued.  As of March 31, 2010, no revenues had been generated from this technology and thus no additional shares had been issued. We determined that it was more appropriate to reverse the liability for the remaining contingent shares and to reduce the value of the assets to the fair value of the 100,000 shares issued at execution of the agreement, or $21,500.  If and when the remaining shares are issued, they will be recorded as a royalty expense. However, during 2009 a dispute had arisen with Mr. Elfstrom concerning his performance under this arrangement which we felt would directly impact the success of the System.  All unpaid compensation whether in stock or fees has been withheld pending final negotiation with Mr. Elfstrom.  We have also made arrangements with a manufacturing/ joint venture partner for the production of our own Water Purification System which is now being demonstrated in Nigeria and has been offered to several relief agencies.

9.   Investment in Joint Venture and Other

On March 27, 2008, we entered into a joint venture agreement with Huma-Clean, LLC of  Houston, Texas.  Huma-Clean is in the soil remediation industry and specializes in lake clean up and dredging, internationally.  The purpose of this joint venture was initially to execute and manage a sludge clean-up project in Mexico and subsequently seek out other mutually beneficial projects.  Under the terms of the agreement, the initial funding for the venture was $800,000 which was  advanced in several installments by the Company. This funding was in the form of a non-recourse loan that will be repaid through the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to Huma-Clean, LLC and 50% to us. As of March 31, 2010 and December 31, 2009, the Company has advanced $780,000 and $780,000, respectively, to Huma-Clean, LLC; this amount has been recorded on the Company’s balance sheet as a cost basis investment in a joint-venture based on our inability to exercise significant influence over the investment and the non-recourse terms of the loan.

10.   Notes Payable to Related Parties

During the year ended December 31, 2008, we advanced $130,000 to a third-party in conjunction with the third-party’s agreement to acquire another entity and all of its assets.  Per the terms of the agreement, as part of the purchase price, the third-party was to make two payments of $100,000 each in exchange for a convertible debenture from the entity being acquired.  Per the agreement, if the sale did not close, the third-party could elect to have the debenture, which has a maturity date of April 2011, paid out of the net income of the entity.  The third-party planned to assign the agreements to us.  As of December 31, 2008, we had decided not to make the acquisition.  There is no formal documentation assigning the convertible debenture from the third-party to us and no efforts have been made to collect the money advanced.  Thus, as of December 31, 2008, management fully impaired the $130,000 advanced to the third-party.  As of March 31, 2010$286,784 is outstanding on the loan payable.

In 2005, we obtained funds under a financing arrangement from a related third party. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8% per annum.  It originally matured on January 28, 2006, at which time the unpaid principal was $229,365.  Interest due on the note was $16,960.  The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007.  The note is uncollateralized and the proceeds were utilized for working capital.  The note is in default.  The holder of the note had originally agreed to settle the balance due and the related accrued interest for shares of our common stock.  However, the principal of the lender rejected the agreed upon settlement and has begun litigation to recover the amount in question. We currently working to re-negotiate the original arrangement and finalize this settlement agreement with the lender.  As of March 31, 2010 $246,325 is outstanding on the loan payable.

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party.  The note originally matured on June 28, 2005.  The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default.  As of March 31, 2010 $141,875 is outstanding on the loan payable.

We have an outstanding note payable to an Executive and Director of the Company.  The note does not bear interest and originally matured in July 2006.  The Executive has agreed to extend the terms of the note until we have the funds to repay him.  As of March 31, 2010 $216,150 is outstanding on the loan payable.

We have a note payable to Monet Acquisition, LLC for additional consideration related to the sale of its subsidiaries in May 2007.  The note bears interest at a rate of 10% per annum and matured on April 25, 2010.   It is personally guaranteed by our CEO.  The note is past due and in default.  As of March 31, 2010 $95,000 is outstanding on the loan payable.

We entered into a letter agreement with a former employee in March 2007.  Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007.  No payments have been made related to this agreement.  The note is past due and in default.  As of March 31, 2010 $12,000 is outstanding on the loan payable.

11.  Notes Payable

In March 2006, we entered into a note payable for $27,000.   This note bears interest at a rate of 7% per annum and originally matured on May 27, 2006.  The maturity date was extended through December 31, 2007.  As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default. As of March 31, 2010$27,000 is outstanding on the loan payable.

In February 2006, we obtained funds under a financing arrangement bearing interest at 10% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate.  The note is past due and in default. As of March 31, 2010 $100,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000.  The note bears interest at a rate of 12% per annum and matures on January 31, 2010.  The note is convertible at any time to shares of our common stock at a fixed rate.  As of March 31, 2010 $50,000 is outstanding on the loan payable.

In March 2008, our entered into a promissory note for $50,000.  The note bears interest at a rate of 10% per annum and matured on April 1, 2009.  The note is convertible at any time to shares of our common stock at a fixed rate.  The note is past due and in default.  As of March 31, 2010 $50,000 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an individual.  $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008.   No additional payments have been made.  The amount is past due and in default.  As of March 31, 2010 $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500.  The note bears interest at a rate of 10% per annum and matures on January 31, 2010. The note has been extended to August 9, 2010 and is subject to a 5% increase in the interest rate in effect during those additional months. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock.  The pledged collateral is to be held in escrow until an event of default or payment in full of the loan.  As of March 31, 2010 $107,500 is outstanding on the loan payable.

In November 2009, a Note Payable to an unrelated party for $7,500 at an interest rate of 12% per annum.  The Note is due on November 10, 2010.  As of March 31, 2010 $7,500 is outstanding on the loan.

12. Credit Union Participations

We no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through our former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, we were to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of March 31, 2010 payments totaling $9,000 had been made under the settlement agreement.   The remaining settlement obligation is past due.

13. Lines of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions which is no longer our line of business.  The outstanding balance totaling $166,085 at both March 31, 2010 and December 31, 2009 is in default. We will negotiate revised payment terms and a settlement with the lender as soon we are able to make a firm commitment.

In April 2007, our President and Chief Executive Officer at the time provided a line of credit in the amount of $50,000 to us from Atlantic Financial Advisors, Inc (“AFA”), a corporation which is 100% owned by him. This line was used for the purchase of inventory of GPS hardware.  As we have discontinued the GPS business, there is no longer a need for this facility.  We have arranged for a settlement for a long term installment payment of $250.00 per month for 30 months to liquidate the remaining balance.  The installments are secured by 1,000,000 shares of our common stock.

14.  Related Party Transactions

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf.  Such advances are recorded as liability on the Company’s balance sheet.  These amounts are loaned to the Company without any formal note agreement and do not bear interest.  They are payable on demand.  As of March 31, 2010 we have recorded a liability of $838,499, for such related party advances.

Certain revenues were derived from sales to related parties.

15.  Stock Plans

We have a non-qualified stock option plan (the “Plan”) that was adopted by the Board of Directors in March 1997. The Plan, as authorized, provides for the issuance of up to 2,000,000 shares of our common stock. Persons eligible to participate in the Plan as recipients of stock options include full and part-time employees of the Company, as well as officers, directors, attorneys, consultants and other advisors to the Company or affiliated corporations.

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

On November 8, 2006, we filed a Non-Statutory Stock Option Plan with the SEC.  This 2006 Non-Statutory Stock Option Plan was intended as an employment incentive, to aid in attracting and retaining persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in our development and success.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 14,100,000 shares have been issued from the Plan as of March 31, 2010.

16.  Sale of GPS Business

In September 2008, we entered into a contract with Global Safety Holdings Corp., (“GSH”), a U.S. privately held company with a substantial presence in Russia.  Under the terms of this agreement, we sold the rights to our technology to GSH for use throughout Europe and Asia but specifically in Russia. We have received a 10% non-dilutive interest in GSH and a percentage of the Company’s cash flow.  We have also retained its rights exclusively to market this technology in the United States and Mexico.  The Company recorded the transaction as a non-monetary exchange and assigned no fair value to the consideration given or received as currently no GPS operations exist in Russia; thus, the fair value of the consideration is contingent upon successful execution of the business model by GSH.

17. Stock Transactions

The following is a summary of stock transactions during the three-month period ended March 31, 2010:

In February 2010 we issued 5,000,000 shares of our restricted common stock to Joseph Battiato for consulting services he performed for us.  Mr. Battiato is also our Chairman.

In February 2010 we issued 12,000,000 shares of our restricted common stock to Peter Ubaldi, our President and Chief Executive Officer for employment compensation for the 12 month period ended December 31, 2009.

In February 2010, we issued 2,000,000 shares of our restricted common stock to William Merritt for consulting services he has performed for us.

18.  Commitments and Contingencies

Consulting and Employment Contracts

In May 2004, (amended and restated January 2005) HSNI entered into an Employment Agreement (“Agreement”) with Peter Ubaldi. The Agreement provided that Mr. Ubaldi should serve as the President of HSNI through January 1, 2007. In January of 2007, the Company renewed Mr. Ubaldi’s Employment Contract for an additional two years under the same terms and conditions as the original agreement. At any time prior to the expiration of the Agreement, HSNI and Mr. Ubaldi may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, HSNI agrees to pay Mr. Ubaldi, as the President, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of HSNI’s Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months of base salary as shall exist at the time of such termination.  In January of 2010 we entered into a new Employment Agreement with Peter Ubaldi to continue as President and CEO for the same base salary, medical benefits and expenses as previously agreed to in May 2004.  The term of the agreement is for 5 years with renewal options for 5 additional 1 year terms.

In June of 2008, we entered into a consulting agreement with Vincent Nunez for his contribution in developing the business with Huma-Clean, LLC of Houston, Texas.  The term of the contract is 5 years.  The provisions in the agreement include:

•

Mr. Nunez was issued 500,000 shares of the Company’s common stock upon execution of the consulting agreement.

•

Each time we accumulate $2,000,000 in gross revenues from sales generated in connection with the technology and services of Huma-Clean, LLC, an additional 500,000 shares of the Company’s common stock will be issued to the consultant, limited to 2,500,000 total shares.

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

Mr. Elfstrom and We are reviewing their arrangement as there are certain disputes in performance on the part of Mr. Elfstrom.  As a result, we have withheld the $50,000 bonus referred to below along with the weekly compensation as stated in the contract.  These amounts have been accrued for as of December 31, 2009 and no additional accruals have been recorded by us.  We expect to reach an amicable conclusion with Mr. Elfstrom for the termination of his services.

Operating Leases

We currently lease office space in one location.  The following table sets forth the Company’s commitment thereof.

96 Park Street, Montclair, New Jersey 07042. The lease commenced on February 1, 2010.  The first year’s rent is $12000, the second year’s is $12,600 and the third year’s is $13,200.

Future minimum annual payments expected under the operating lease are as follows:

Year Ending December 31,	Amount

2010	12,000
2011	12,600
2012	13,200

Total	$37,800

19.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

20.  Legal Proceedings

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement.  Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009.  A balloon payment of $24,000 was due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of March 31, 2010 payments totaling $9,000 have been made under this settlement agreement.

We entered into a consulting service agreement with Waterville Associates on March 20, 2007. The agreement called for certain services by Waterville Associates which included: (a) Posting information about us on their web site, (b) Production of an 8 to 10 page research report providing data on us, and (c) Assisting us in the creation of capital to implement our business plan.  We agreed to compensate Waterville for their services by issuing shares of our common stock as these services were performed.  We have not received any of the services by Waterville as outlined in the agreement.  Waterville is seeking a claim for compensation as provided for in the agreement. We believe that the lawsuit is without merit and will prevail in this litigation.

We entered into a convertible promissory note for $100,000 with an individual in May 2008.  In June 2008, the note was converted into shares of common stock at the holder’s request.  Subsequently, the individual requested additional consideration and even though the Company had no obligation to accommodate the request, the Chairman of the Company advanced him $25,000 of his own funds and the Company signed an agreement in September 2008 to pay him an additional $75,000 within 60 days.  We have not been able to meet this deadline and the individual had commenced litigation and received a judgment. This amount has been provided for in the financial statements.

In January 2005, we entered into a Promissory Note with Market Connexxions, LLC in the amount of $229,365.00.  We have asserted inconsistencies in the terms and conditions of the agreement but had in good faith agreed to settle the Note by issuing shares of their common stock to the holder of the Note.  The principal of the Note holder ended what we believed to be meaningful negotiations and commenced litigation.  Our corporate counsel is proceeding with the defense of the lawsuit.

In addition to the matter described above, we are involved in various legal actions and claims from time to time, which arise in the normal course of business. In our opinion, the final disposition of these matters will not have a material adverse effect on our financial position or results of operations.

21. Subsequent Events

None.

7 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” “our” or “the Company” refers to Global Ecology Corporation and its subsidiaries, except where the context otherwise requires.

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the financial statements and notes for the period ended March 31, 2010 contained in this Form 10Q, and with the audited financial statements and notes as well as other items thereto included in our annual report on Form 10-K for the year ended December 31, 2009. This report, annual reports on Form 10-K, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the United States Securities and Exchange Commission’s, or SEC's, website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on our website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy of any of our material filesdwith the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10Q for the period ended March 31, 2010 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of our Company with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases.  From time to time,

We may also provide forward-looking statements in other materials and releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in our previous annual report on Form 10-KSB, quarterly reports filed on Form10Q and current reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to our operations and the business environment in which we operate, which may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements. Statements in this quarterly report and the exhibits to this report should be evaluated in light of these important risks, uncertainties and factors. We are not obligated to, and undertakes no obligation to publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

The Company

We were formed as a Nevada corporation in 1993. Our principal executive office is located at 96 Park Street Montclair, New Jersey 07042. and our telephone number is (973) 655-9001. Our website is www.geco.us.  From 1998 until the third quarter of 2004, we provided financial products and related services to the new and pre-owned automotive finance industry. We primarily purchased and subsequently sold automobile finance receivables collateralized by new and pre-owned automobiles. The receivables were predominately purchased from automobile retailers nationwide and sold to banks and credit unions.

We changed our name to Global Ecology Corporation (OTC: HSYN) on March 1, 2005 to reflect the direction of a new course of business. HSNI targeted markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. During the period from March, 2005 until the end of 2007, we provided the GPS tracking industry with state-of-the-art software, as well as low cost tracking hardware, and the ability to offer a cost-effective data transmission fee

In the fourth quarter of 2007, we began investing in a new industry and we secured distribution rights to a patented water restoration technology, which represented a substantial opportunity in the multi-billon dollar global water purification market. Our company has proposed the use of its services in the United States and several foreign counties. Soon thereafter, we changed our name from Global Ecology Corporation to Global Ecology Corporation to better reflect our direction and industry focus.

We have supported a number of events at the United Nations and have established ourselves as a strategic partner with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations.   Peter Ubaldi, our President and Chief Executive Officer has been appointed as Chairman of IREO’s Water Restoration Committee.  We have proposed our remediation technology for contaminated bodies of water and for the remediation of soil  in South America, Central America, the Philippines and the United States as part of its expanding marketing efforts.

We entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our initial belief was that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that has occurred in the City of Juarez and the surrounding area have taken the government officials’ focus away from the building and expansion of their farmlands. This has directly impacted potential orders.   Nevertheless, the joint venture continues to produce “Gourmet Soil” and a contract has been entered into for the shipment of soil to India and discussions are in progress with other substantial new buyers.  We have advanced $780,000 to the venture.  The terms of the agreement call for the initial revenue to be used to repay the advance; however, we can allow a portion of the repayment to be left in the venture for working capital if we desire.

We have incurred net losses in the three months ended March 31, 2010 and year ended December 31, 2009 and we have had working capital deficiencies both periods.

Ours financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. We are also seeking to renegotiate certain liabilities in order to alleviate the working capital deficiency.

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

Employees

As of March 31, 2010, we have employed a total of 4 people. No employees are covered by a collective bargaining agreement.

Results of Operations

Revenues

Product Sales

For the three months ended March 31, 2010, we had no revenues from product sales. Effective July 10, 2009, the Company suspended GPS tracking services after the discovery of a software problem that inhibits the proper operation of the equipment.  The services will remain offline temporarily until a software patch can be implemented.  The Company issued credit memos to its customers totaling $0 for the three months ended March 31, 2010 to compensate that for the loss of service.

For the three months ended March 31, 2010, revenues from product sales decreased by 100%, or $10,728 as compared to the same period in 2009, due to no sales for the quarter ended March 31, 2010.

Cost of Sales

For the three months ended March 31, 2010, cost of product sales decreased by $2,753, or 100%, as compared to the same period in 2009 due to no sales for the quarter ended March 31, 2010.

Operating Expenses

Significant expenditures for operating expenses for the three ended March 31, 2010 and 2009 were:

	March 31, 2010	March 31, 2009
Compensation and benefits	70,413	105,603
Office occupancy and equipment	1,123	42,811
Professional and consulting fees	104,000	27,000
Sales and product development	170	12,142
Depreciation and amortization	5,864	15,951
Bad debt expense	-	2,915
Other debt settlement and loan fees	-	5,000

Compensation and benefits decreased by $35,190 for the three months ended March 31, 2010, as compared to the same period a year earlier primarily due to the resignation of Roy Pardini.

Office, occupancy and equipment decreased by$41,688, for the three months ended March 31, 2010 as compared to the same period a year earlier primarily due to termination of lease at prior facility.

Professional fees decreased by $77,000 for the three months ended March 31, 2010 as compared to the same period a year earlier primarily due to share issuances of our restricted common stock to related parties.

Sales development and product development expense decreased by $11,972, for the three months ended March 31, 2010, as compared to the same period a year earlier due to reduced spending by marketing and product development by the Company.

Depreciation and amortization expense increased $11,000, for the three months ended March 31, 2010 as compared to the same period a year earlier due to the abandonment of leasehold improvement in exchange for rent payable.

 Other debt settlement fees decreased $5,000, for the three months ended March 31, 2010 as compared to the same period a year earlier due no debt settlement fees expended by the Company.

Interest Expenses

Interest expense increased by $1,440 for the three months ended March 31, 2010, as compared to the same period a year earlier, primarily due to a net increased borrowing to fund operations.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $667,609 and $1,448,324 for the period month periods ended March 31, 2010 and 2009, respectively.  In 2009, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from entering into notes payable and from revenue related to GPS unit airtime charges.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	As of March 31, 2010	As of March 31, 2009
Net cash provided (used) in operating activities\	$ (6,215)	$ (101,603)
Net cash used in investing activities	-	-
Net cash provided by financing activities	5,600	107,500
Net increase (decrease) in cash	(615)	5,897
Cash beginning of the period	2,635	857
Cash end of the period	$ 2,020	$ 6,754

 Net cash used in operating activities for the three months ended  March 31, 2010 decreased to $6,215from $101,603 for the three months ended March 31, 2010 primarily due to decreased spending in the current period.

We had not net cash used by investing activities for the three months ended March 31, 2010 and 2009.

Net cash provided by financing activities was $5,600 for the three months ended March 31, 2010 compared to net cash provided by financing activities of $107,500 for the three months ended March 31, 2009 due to decreased advances from related parties during the current period.

Market for Common Stock; Volatility of Prices

There has been a limited public trading market for shares of our common stock.  There can be no assurance that a regular trading market for shares of our common stock will ever develop or, if developed, that it will be sustained. The market price of our shares of common stock could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of our operations or other companies in the business of environmental restoration , changes in conditions affecting the economy generally, analyst reports, general trends in industry, and other political or socioeconomic events or factors.

Off Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Deferred Tax Valuation

We continue to incur tax net operating losses, which are available to carry forward and offset future taxable income. These net operating losses were generated, principally as a result of losses resulting from our operations.  A deferred tax asset results from the benefit of utilizing these net operating loss carry-forwards in future years.

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

Indemnification of Directors and Officers

Subject to and subsequent to an appointment or election as an officer or director, we provide contractually indemnification.

We agree to indemnify the positions of directors and officers as follows: A director or officer shall not be liable for any claim or demand on account of damages in any manner. We agree to indemnify and hold directors or officers, without limitation, harmless from any and all damages, losses (which shall include any diminution in value), shortages, liabilities (joint or several), payments, obligations, penalties, claims, litigation, demands, defenses, judgments, suits, proceedings, costs, disbursements or expenses of any kind or nature whatsoever, specifically including without limitation, fees, disbursements and expenses of attorneys, accountants and other professional advisors and of expert witnesses and cost of investigation and preparation. A director or officer will be indemnified from any decision or action taken prior to his or her hire date as

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2010 was conducted under the supervision and with the participation of our chief executive officer and our principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purposes stated above.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 .

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Plus 4 Credit Union FK/A Houston Postal Credit Union (“HPCU”).  We, through its formerly wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement.  HPCU and the Company reached a $41,000 settlement agreement.  We paid $5,000 upon signing of the document and a monthly payment of $1,000 per month through February 2009. The total payments made to date under this arrangement are $9,000.  A balloon payment of $24,000 was due on March 1, 2009 but we have extended this date.  This settlement is secured by a $41,000 judgment.

Waterville Associates .  WE entered into a contract for services to be provided by Waterville Associates.  The services to be received from Waterville included but were not limited to: the production of a research report, a display on the Waterville web site, access to their opt-in e-mail of potential investors and assistance in raising capital.  None of these services were rendered by Waterville.  We believe that the suit is without merit and in fact the our  attorney has filed an answer and counter-claim for substantial damages from Waterville’s non-performance.  The litigation between the parties is continuing but we are considering a settlement.

Chris Verrone . In May 2008, Mr. Verrone loaned the us $100,000 under a convertible note agreement. The note was converted to common shares during June 2008.  Subsequently, Mr. Verrone requested additional consideration and even though the we had no obligation to accommodate this request, the Chairman of the Company advanced him $25,000 on behalf of us and we signed an agreement to pay him an additional $75,000 in 60 days.  We were not able to meet this deadline and Mr. Verrone commenced litigation and received a judgement against us.   No attempt to collect on the judgment has been initiated by Mr. Verrone and the status is unchanged.

Market Connexxions. In January 2005, we entered into a Promissory Note with Market Connexxions, LLC in the amount of $229,365.00.  We have asserted inconsistencies in the terms and conditions of the agreement but had in good faith agreed to settle the Note by issuing shares of our common stock to the holder of the Note. The principal of the Note holder ended what the we believed to be meaningful negotiations and commenced litigation.  Our corporate counsel is proceeding with the defense of the lawsuit and a possible re-consideration of a settlement.  Status unchanged.

In addition to the matter described above, we are involved in various legal actions and claims from time to time, which arise in the normal course of business. In our opinion the final disposition of these matters will not have a material adverse effect on the our financial position or results of operations.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the SEC on April 15, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2010, we  issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

In February 2010 we issued 5,000,000 shares of our restricted common stock to Joseph Battiato for consulting services he performed for us.  Mr. Battiato is also our Chairman.

In February 2010 we issued 12,000,000 shares of our restricted common stock to Peter Ubaldi, our President & Chief Executive Officer, for employment compensation for the 12 month period ended December 31, 2009.

In February 2010, we issued 2,000,000 shares of R-144 Common Stock to William Merritt for consulting services he has performed for us.

Item 3. Defaults Upon Senior Securities

In 2005, we obtained funds under a financing arrangement from a related third party. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8% per annum.  It originally matured on January 28, 2006, at which time the unpaid principal was $229,365.  Interest due on the note was $16,960.  The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007.  The note is uncollateralized and the proceeds were utilized for working capital.  The note is in default.  The holder of the note had originally agreed to settle the balance due and the related accrued interest for shares of our common stock.  However, the principal of the lender rejected the agreed upon settlement and has begun litigation to recover the amount in question. We currently working to re-negotiate the original arrangement and finalize this settlement agreement with the lender.  As of March 31, 2010 $246,325 is outstanding on the loan payable.

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7% per annum from a related third party.  The note originally matured on June 28, 2005.  The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default.  As of March 31, 2010 $141,875 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000.   This note bears interest at a rate of 7% per annum and originally matured on May 27, 2006.  The maturity date was extended through December 31, 2007.  As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default. As of March 31, 2010$27,000 is outstanding on the loan payable.

In February 2006, we obtained funds under a financing arrangement bearing interest at 10% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate.  The note is past due and in default. As of March 31, 2010 $100,000 is outstanding on the loan payable.

We have a note payable to Monet Acquisition, LLC for additional consideration related to the sale of its subsidiaries in May 2007.  The note bears interest at a rate of 10% per annum and matured on April 25, 2010.   It is personally guaranteed by our CEO.  The note is past due and in default.  As of March 31, 2010 $95,000 is outstanding on the loan payable.

We entered into a letter agreement with a former employee in March 2007.  Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007.  No payments have been made related to this agreement.  The note is past due and in default.  As of March 31, 2010 $12,000 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an individual.  $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008.   No additional payments have been made.  The amount is past due and in default.  As of March 31, 2010 $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500.  The note bears interest at a rate of 10% per annum and matures on January 31, 2010. The note has been extended to August 9, 2010 and is subject to a 5% increase in the interest rate in effect during those additional months. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock.  The pledged collateral is to be held in escrow until an event of default or payment in full of the loan.  As of March 31, 2010 $107,500 is outstanding on the loan payable.

Item 4. [Removed and Reserved.]

Item 5. Other Information

None.

Item 6.  Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

8 of 31

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2010

/s/ PETER D. UBALDI

Peter D. Ubaldi, President

 and Chief Executive Officer

Date: May 21, 2010

/s/ PETER D. UBALDI

Peter D. Ubaldi, Principal

Accounting Officer

9 of 31

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2010 (are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Exhibit Description
2.1	Acquisition Agreement (included as Exhibit 2.1 to our Current Report on Form 8-K filed August 31, 1993 and incorporated herein by reference).
3.1	Amendments of Articles of Incorporation (included as Exhibit C to our Form 14C DEF filed February 7, 2006 and incorporated herein by reference ).
3.2	Amendment of Articles of Incorporation (included as Exhibit 3.1 to our Current Report on Form 8-K filed November 3, 2009 and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith.

**

Furnished herewith.

10 of 31