Form 10-Q
period 2010-06-30
Homeland Security Network, Inc.
filed 2010-08-23
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

       ☐ Yes ☑ No

As of August 23, there were 374,009,858 shares of common stock of Global Ecology Corporation outstanding.

GLOBAL ECOLOGY CORPORATION

(A Nevada Corporation)

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Global Ecology Corporation, Inc.

96 Park Street

Montclair, New Jersey 07042

We have reviewed the accompanying balance sheet of Global Ecology Corporation, Inc. as of June 30, 2010, and the related statements of operations and cash flows for the three to six month periods ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Please refer to note 4.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and note 4, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/S/ W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

August 23, 2010

GLOBAL ECOLOGY CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS

As of June 30, 2010 and December 31, 2009

(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$ 445	$ 2,635
Accounts receivable – trade	-	-
Inventories	-	-
Total current assets	445	2,635

Property, plant and equipment, net of accumulated depreciation	-	-
Capitalized software, net of accumulated amortization	52,504	64,173
Other intangible assets	21,500	21,500
Investment in joint venture	780,000	780,000
Other long-term assets	1,000	1,124

Total assets	$ 855,449	$ 869,432

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	$ 553,701	$ 440,445
Accounts payable and accrued liabilities to related parties	776,866	904,358
Current portion of notes payable and advances related parties	1,746,192	1,945,742
Current portion of notes payable	640,250	264000
Line of credit	166,085	166085
Total current liabilities	3,883,094	3,720,630

Long term notes payable, net of current portion	2,500	170,000
Total Liabilities	3,885,594	3,890,630

Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,150,000 issued and outstanding	2,150	2,150
Common Stock, par value $.001; 400,000,000 shares authorized, 372,259,585 and 348,859,585 shares issued and outstanding, respectively'	372,259	348,860
Additional paid-in-capital	25,124,725	24,752,932
Accumulated deficit	(27,725,400)	(27,725,400)
Current Earnings	(404,139)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(3,030,145)	(3,021,198)
Total liabilities and shareholders’ deficit	$ 855,449	$ 869,432

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Three month period ended June 30,		Six month period ended June30,
	2010	2009	2010	2009

Sales	$ -	$ 8,568	$ -	$ 19,296
Cost Of Goods Sold	-	26,367	-	29,120
Gross Profit	-	(17,799)	-	(9,824)

General And Administrative	143,624	207,303	344,290	418,725
Beneficial Conversion Expense	3,193	-	3,193	-
Net Profit / (Loss) From Operations	(146,817)	(225,102)	(347,483)	(428,549)

Other Income / (Expenses)	252	59	252	665
Interest Expense	(27,060)	(29,624)	(56,909)	(58,034)
Net Profit / (Loss) Before Income Taxes	(173,625)	(254,667)	(404,140)	(485,918)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (173,625)	$ (254,667)	$ (404,140)	$ (485,918)

Per Share Information:
Basic weighted average number
of common shares outstanding	371,340,904	322,689,530	364,151,298	319,454,651

Net Profit / (Loss) per common share	$ (0.000)	$ (0.001)	$ (0.001)	$ (0.002)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	371,340,904	322,689,530	364,151,298	319,454,651

Diluted, Net Profit / (Loss) per common share	$ (0.000)	$ (0.001)	$ (0.001)	$ (0.002)

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Common Stock		Preferred Stock – Series A		Preferred Stock – Series B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2009	348,859,585	348,860	2,150,000	2,150	-	-	1,817,000	(399,740)	24,752,933	(27,725,401)	(3,021,198)

Battiato Consulting	5,000,000	5,000							65,000		70,000
Ubaldi 2009 Pay 250K	12,000,000	12,000							238,000		250,000
BBK Consulting	2,000,000	2,000							26,000		28,000
Larry Wolfe Consulting	2,300,000	2,300							20,700		23,000
Sherlock Consulting	2,100,000	2,100							18,900		21,000
Beneficial conversion Feature									3,193		3,193
Net Loss										(404,140)	(404,140)
Balance at June 30, 2010	372,259,585	372,260	2,150,000	2,150	-	-	1,817,000	(399,740)	25,124,726	(28,129,541)	(3,030,145)

Balance at December 31, 2008	310,402,717	310,403	4,086,856	4,087	1,621,642	352,643	1,817,000	(399,740)	23,955,181	(27,675,526)	(3,452,952)

Common Stock issued for Service	9,850,000	9,850							358,150		368,000
Common Stock issued for Debt forgiveness	2,250,000	2,250							20,250		22,500
Common Stock issued for Financing Fee	500,000	500							4,500		5,000
Stock Issued for Collateral		-									-
Net loss										(485,918)	(485,918)
Balance at June 30, 2009	323,002,717	323,003	4,086,856	4,087	1,621,642	352,643	1,817,000	(399,740)	24,338,081	(28,161,444)	(3,543,370)

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months June 30, 2010 and 2009

(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$ (404,140)	$ (485,918)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	11,669	31,967
Common stock issued for services and compensation	142,000	28,000
Common stock issued for debt settlement	250,000	5,000
Beneficial conversion expense	3,193

Changes in:
Accounts receivable	-	-2120
Accounts receivable - related party		-2300
Inventories	-	25,409
Other assets	124	-2700
Accounts payable and other accrued expenses (net of settlement of rent for long-term assets	(12,486)	278,536
Net cash provided (used) in operating activities	(9,640)	(124,126)

Net cash used in investing activities	-	-

Cash flows from financing activities:
Borrowing (repayment) under line of credit		-
Advances from related parties	7,450	16,800
Proceeds from notes payable	-	107,500
Repayments of advances from related parties		-
Net cash provided by financing activities	7,450	124,300

Net increase (decrease) in cash	(2,190)	174
Cash beginning of the period	2,635	857
Cash end of the period	$ 445	$ 1,031

Supplemental disclosure of non-cash financing activities:
Stock issued to settle notes payable- related party	250,000
Stock issued to settle notes payable and accrued expenses		362,500
Stock issued for services	142,000

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

We changed our name to Homeland Security Network, Inc. on March 1, 2005 to reflect the direction of a new course of business. HSNI targeted markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. During the period from March, 2005 until the end of 2007, we provided the GPS tracking industry with state-of-the-art software, as well as low cost tracking hardware, and the ability to offer a cost-effective data transmission fee

In the fourth quarter of 2007, we began investing in a new industry and we secured distribution rights to a patented water restoration technology, which represented a substantial opportunity in the multi-billion dollar global water purification market. Our company has proposed the use of its services in the United States and several foreign counties. Soon thereafter, we changed our name from Homeland Security Network, Inc. to Global Ecology Corporation to better reflect our direction and industry focus.

We have supported a number of events at the United Nations and have established ourselves as a strategic partner with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations.   Peter Ubaldi, our President and Chief Executive Officer, has been appointed as Chairman of IREO’s Water Restoration Committee.  We have proposed our remediation technology for contaminated bodies of water and for the remediation of soil in South America, Central America, the Philippines and the United States as part of its expanding marketing efforts.

We entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our initial belief was that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that has occurred in the city of Juarez and the surrounding area has taken the government officials’ focus away from the building and expansion of their farmlands. This has directly impacted potential orders and we cannot give any assurance that this transaction will ever be completed.   Nevertheless, the joint venture continues to produce “gourmet soil” and a contract has been entered into for the shipment of soil to India, however a contingency of the contract is that the shipment be backed by a letter of credit.  As of June 30, 2010 we have be unable to secure a letter of credit to complete the shipment to the end customer in India and we can provide no assurance that we will be able to secure this letter of credit.  We have advanced $780,000 to the venture.  The terms of the agreement call for the initial revenue to be used to repay the advance; however, we can allow a portion of the repayment to be left in the venture for working capital if we desire.

We have incurred net losses in the six months ended June 30, 2010 and year ended December 31, 2009 and we have had working capital deficiencies both periods.

Ours financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

possible to predict the success of management's efforts to achieve profitability or to secure additional funding.  In addition we are also in default of certain loans outstanding  which have been classified as current for financial statement presentation purposes, see notes 10 and 11 and Item 3.

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

2. Basis of Presentation

The financial information presented in this report comprises the unaudited financial statements (i) for the three   and six months ended June 30, 2010 and 2009.

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

In the opinion of our management, the financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of our Company for the periods presented. The results of operations for the period ended June 30, 2010 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

Revenue Recognition

We previously recognized revenue related to our GPS tracking business principally on two types of transactions – sales of products and wireless communication service fees. The products sold and bundled in the product offering include a radio transmitter, hosted software, and a data transmission network. Revenue arrangements were accounted for under EITF No. 00-21: Prior to the end of December 31, 2009, we discontinued the GPS operation and as such no revenue related to this business segment has occurred during the quarter ended June 30, 2010.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

When revenue is generated from the sale of products and services of our environmental restoration activities,, we will record this revenue in accordance with guidance provided by the SEC’s Staff Accounting Bulletin No. 104, or SAB No. 104.  Revenue Recognition;, revenue is recognized when all of the following are met: (i)persuasive evidence of an arrangement exists, (ii) title and risk of loss have passed, (iii) delivery has occurred  or the services have been rendered, (iv) the sales price is fixed or determinable and (v) collection is reasonably assured.

Accounts Receivable

Accounts receivable relating to our tracking device segment consists of payments due from users of the products.  In the normal course of business, we monitor the financial condition of our customer base.  As of June 30, 2010 and December 31, 2009, the Company has recorded a provision for uncollectible accounts of $133,250 and $133,250, respectively, related to a long-outstanding balance.  The account deemed uncollectible relates to an individual customer; we have a note payable outstanding to an affiliated entity (Riverside Corporation) of the customer with a principal balance of $141,875 and $141,875 as of June 30, 2010 and December 31, 2009, respectively. As the note payable terms do not have a right of offset, we have reserved the balance in full in accordance with its own accounting policies; however, we believe we have a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

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

Capitalized Software

We capitalize certain computer software costs, after technological feasibility has been established.  These costs are amortized utilizing the straight-line method over the software’s economic life, which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the development of applications.  For the six months ended June 30, 2010 and 2009, no expenditures relating to application development were capitalized by our Company.

Goodwill and Intangible Assets

Goodwill and intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") (now contained in FASB Codification Topic 350, Intangibles-Goodwill and Other). Under Topic 350, goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment, or more frequently, if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable, or at least annually at December 31 of each year. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company's tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess.  In the event that the Company determines that the value of goodwill or other intangible assets have become impaired, the Company will incur a charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Investment in Joint Venture

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of June 30, 2010 we advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. While management believes that the initial investment will be fully recovered within the foreseeable future, it will continue to monitor and evaluate for any impairment that may occur.

Deferred financing costs

We capitalize costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of June 30, 2010, we had a net operating loss carry forward of $(28,129,539) and a deferred tax asset of $9,564,043 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of our ability to operate as a going concern, we have not booked any deferred tax asset as a result.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

At June 30, 2010, our assets and liabilities reported at fair value utilizing Level 1 inputs include cash and cash equivalents. For these items, quoted current market prices are readily available.  We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

The following table presents information about the Company’s fair value hierarchy for financial assets as of June 30, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$ 445	-	-	$ 445
Total assets	$ 445	-	-	$ 445

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

Stock-Based Compensation

Prior to January 1, 2006, we elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees , and related interpretations to account for our employee and director stock options, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123,  Accounting for Stock-Based Compensation(contained in FASB Codification Topic 718, Compensation-Stock Compensation). We accounted for stock-based compensation for non-employees under the fair value method prescribed by Topic 718. Effective January 1, 2006, The Company adopted the fair value recognition provisions of Topic 718  for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. In addition, the Company has applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the Securities and Exchange Commission, in our adoption of Topic 718.

We adopted FASB Codification Topic 718using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of FASB Codification Topic 718, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of FASB Codification Topic 718. Results from prior periods have not been restated and do not include the impact of FASB Codification Topic 718. For the six months ended June 30, 2010 and year ended December 31, 2009, we recognized no stock-based compensation expense under FASB Codification Topic 718relating to employee and director stock options, restricted stock units or the employee stock purchase plan.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards , which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to FASB Codification Topic 718. This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

adoption of FASB Codification Topic 718. Due to the Company’s historical net operating losses, the Company has not recorded the tax effects of employee stock-based compensation and has no APIC pool. Prior to the adoption of FASB Codification Topic 718, all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. FASB Codification Topic 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of June 30, 2010.

Liabilities

The company has divested of certain subsidiaries and as a result carried the liabilities of the subsidiaries on its books. Management feels that these liabilities are no longer valid and as a result; adopted a policy of writing off old accounts payable and debts that have been on the books for more than four years outside the statute of limitations

Recently issued Accounting Pronouncements

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

We adopted FIN 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

penalties recognized as of the date of our adoption of FIN48. During the six months ended June 30, 2010 there were no changes in our unrecognized tax benefits and had no accrued interest or penalties as of June 30, 2010.

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

4. Going Concern Uncertainty

We have incurred net losses in the six months ended June 30, 2010 and year ended December 31, 2009 and we have had working capital deficiencies both periods.

Ours financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. We are also seeking to renegotiate certain liabilities in order to alleviate the working capital deficiency.   In addition we are also in default of certain loans outstanding  which have been classified as current for financial statement presentation purposes, see notes 10 and 11 and Item 3.

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

5. Income (Loss) Per Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At June 30, 2010 the Company had outstanding common shares of 372,259,585 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at June 30, 2010 were 364,151,298.  As of June 30, 2009 the Company had outstanding preferred shares which would have been assumed to be converted and have a dilutive effect of $21,500,000 common shares For the three and Six months ended, June 30, 2010, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in those periods.

6. Property, Plant and Equipment

We had no property, plant and equipment as of June 30, 2010 and December 31, 2009:

7. Capitalized Software Costs

The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, (“SFAS No. 86”) (now contained in FASB Codification 985-20, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed). FASB Codification 985-20 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and been determined viable for its intended use. Accordingly the Company did not capitalize any development costs other than product development costs acquired through a third party purchase. The Company capitalizes software through technology purchases if the related software under development has reached technological feasibility or if there

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

are alternative future uses for the software.

During the year ended December 31, 2007, the Company acquired new software to operate and enhance its GPS system.  The development costs of this software, which totaled $116,682, were capitalized and placed in service at the end of September 2007 and are being amortized over their estimate useful life of five years.

	June 30,	December 31,
	2010	2009
Software development costs	$ 116,682	$ 116,682
	(64,178)	$ (52,509)
Capitalized Software, net	$ 52,504	$ 64,173

Expected future capitalized software amortization expense for the years ending December 31st is as follows.

Year	Amount
2010	11,668
2011	23,337
2012	17,499
Total	52,504

8.  Other Intangible Assets

On June 6, 2008, we acquired a mobile water purification plant and computerized ballast water distribution system from Robert Elfstrom.  We agreed to purchase these assets in consideration for 1,000,000 shares of the Company’s common stock to be issued as follows: 100,000 shares upon the execution of the Bill of Sale and the remaining balance of shares to be issued in increments of 300,000 shares each time we accumulate net revenues of $2,000,000 from the utilization of the technology.  We initially recorded the asset at the fair value of the full 1,000,000 shares at the date of the sale, which was $215,000, and recorded a liability for the remaining 900,000 shares to be issued.  As of June 30, 2010, no revenues had been generated from this technology and thus no additional shares had been issued. We determined that it was more appropriate to reverse the liability for the remaining contingent shares and to reduce the value of the assets to the fair value of the 100,000 shares issued at execution of the agreement, or $21,500.  If and when the remaining shares are issued, they will be recorded as a royalty expense. However, during 2009 a dispute had arisen with Mr. Elfstrom concerning his performance under this arrangement which we felt would directly impact the success of the System.  All unpaid compensation whether in stock or fees has been withheld pending final negotiation with Mr. Elfstrom.  We have also made arrangements with a manufacturing/ joint venture partner for the production of our own Mobile PureWater System (“MPWS”) which is now being demonstrated in Nigeria and has been offered to several relief agencies.  The next generation of the MPWS has been completed by the same manufacturer and is being test in New Jersey

9.   Investment in Joint Venture and Other

On March 27, 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston, Texas.  Huma-Clean is in the soil remediation industry and specializes in lake clean up and dredging, internationally.  The purpose of this joint venture was initially to execute and manage a sludge clean-up project in Mexico and subsequently seek out other mutually beneficial projects.  Under the terms of the agreement, the initial funding for the venture was $800,000 which was advanced in several installments by the Company. This funding was in the form of a non-recourse loan that will be repaid through the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to Huma-Clean, LLC and 50% to us. As of June 30, 2010 and December 31, 2009, the Company has advanced $780,000 and $780,000, respectively, to

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

 Huma-Clean, LLC; this amount has been recorded on the Company’s balance sheet as a cost basis investment in a joint-venture based on our inability to exercise significant influence over the investment and the non-recourse terms of the loan.  While management believes that the initial investment will be fully recovered within the foreseeable future, it will continue to monitor and evaluate for any impairment that may occur.

10.   Notes Payable to Related Parties

On November 23, 2004, a related party entered into four promissory notes totaling$166,084, which have been aggregated into one note.  Three notes bear interest at 13.75% per annum in the following principal amounts $17,992, $69,101 and $72,666.  The fourth note in the principal amount of $6,326 which bears interest at 9.50% per annum.  The note is personally guaranteed by our Chief Executive Officer.  As of June 30, 2010, $289,908 is outstanding on the note payable.

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from a related third party.  The note originally matured on June 28, 2005.  The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default.  As of June 30, 2010 $186,437 is outstanding on the loan payable.

We have an outstanding note payable to an Executive and Director of the Company.  The note does not bear interest and originally matured in July 2006.  The Executive has agreed to extend the terms of the note until we have the funds to repay him.  As of June 30, 2010 $216,150 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a related party in the amount of $91,874 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As June 30, 2010, $124,933 is outstanding on the note payable.

We have a note payable to Monet Acquisition, LLC for additional consideration related to the sale of its subsidiaries in May 2007.  The note has an outstanding principal amount of $95,000 and bears interest at a rate of 10.00% per annum and matured on April 25, 2010.   It is personally guaranteed by our Chief Executive Officer.  The note is past due and in default.  As of June 30, 2010 $124,652 is outstanding on the loan payable.

On October 29, 2009, our Chief Executive Officer and an affiliated entity entered into a settlement agreement with Lenders Funding whereby the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly.   As of June 30, 2010 $6,750 is outstanding. On February 17, 2010 we entered into a note agreement with our CEO for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The notes are convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the six months ended June 30, 2010 we recognized a expense for the beneficial conversion feature in the amount of $279.  The balance due as of June 30, 2010 was $650.

On February 17, 2010 we entered into a note agreement with related party for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The notes are convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the six months ended June 30, 2010 we recognized a expense for the beneficial conversion feature in the amount of $1,629.  The balance due as of June 30, 2010 was $3,800.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

On February 17, 2010 we entered into a note agreement with our related party for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The notes are convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the six months ended June 30, 2010 we recognized a expense for the beneficial conversion feature in the amount of $3,000.  The balance due as of June 30, 2010 was $1,286.

We have received various advances from related parties, these advances have no terms.  As of June 30, 2010 the outstanding balance of these advances was $959,517

11.  Notes Payable

In 2005, we obtained funds under a financing arrangement from a unrelated third party. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum.  It originally matured on January 28, 2006, at which time the unpaid principal was $229,365.  Interest due on the note was $16,960.  The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007.  The note is uncollateralized and the proceeds were utilized for working capital.  The note is in default.  The holder of the note had originally agreed to settle the balance due and the related accrued interest for shares of our common stock.  However, the principal of the lender rejected the agreed upon settlement and has begun litigation to recover the amount in question. We currently working to re-negotiate the original arrangement and finalize this settlement agreement with the lender.  As of June 30, 2010 $333,357 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000.   This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006.  The maturity date was extended through December 31, 2007.  As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default. As of June 30, 2010 $31, 730 is outstanding on the loan payable.

In February 2006, we obtained funds under a convertible promissory note in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate.  The note is past due and in default. As of June 30, 2010 $142,578 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As June 30, 2010, $265,599 is outstanding on the note payable.

We entered into a letter agreement with a former employee in March 2007.  Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007.  There is no interest associated with letter agreement. No payments have been made related to this agreement.  The note is past due and in default.  As of June 30, 2010 $12,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000.  The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010.  The note is convertible at any time to shares of our common stock at a fixed rate.  The note is currently in default. As of June 30, 2010 $60,500 is outstanding on the loan payable.

In March 2008, we entered into a promissory note for $50,000.  The note bears interest at a fixed rate of 10.00% per annum and matured on April 1, 2009.  The note is convertible at any time to shares of our common stock at a fixed rate.  The note is past due and in default.  As of June 30, 2010 $59, 500 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an individual.  $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008.   No additional payments have been made.  The amount is past due and in default.  There is no interest rate associated with this settlement agreement.  As of June 30, 2010 $75,000 is outstanding on the loan payable.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

On October 29, 2009, our CEO and an affiliated entity entered into a settlement agreement with Lenders Funding whereby the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default.  As of June 30, 2010 $6,750 is outstanding.

In November 2009, a Note Payable to an unrelated party for $7,500 at an interest rate of 12.00% per annum.  The Note is due on November 10, 2010.  As of June 30, 2010 $7,850 is outstanding on the loan.

12. Credit Union Participations

We no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through our former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, we were to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of June 30, 2010 payments totaling $9,000 had been made under the settlement agreement.   The remaining settlement obligation is past due.

13. Lines of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions which is no longer our line of business.  The outstanding balance totaling $166,085 at both June 30, 2010 and December 31, 2009 and the line of credit was in default. We will negotiate revised payment terms and a settlement with the lender as soon we are able to make a firm commitment.

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

14.  Related Party Transactions

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf.  Such advances are recorded as liability on the Company’s balance sheet.  These amounts are loaned to the Company without any formal note agreement and do not bear interest.  They are payable on demand.  As of June 30, 2010 we have recorded a liability of $959,517 for such related party advances.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

On November 8, 2006, we filed a Non-Statutory Stock Option Plan, or the Plan, with the SEC.  This Plan was intended as an employment incentive, to aid in attracting and retaining persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in our development and success.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 14,100,000 shares have been issued from the Plan as of June 30, 2010.

16.  Sale of GPS Business

In September 2008, we entered into a contract with Global Safety Holdings Corp., (“GSH”), a U.S. privately held company with a substantial presence in Russia, which is an unaffiliated third party.  Under the terms of this agreement, we sold the rights to our technology to GSH for use throughout Europe and Asia but specifically in Russia. We have received a 10% non-dilutive interest in GSH and a percentage of the Company’s cash flow.  We have also retained its rights exclusively to market this technology in the United States and Mexico.  The Company recorded the transaction as a non-monetary exchange and assigned no fair value to the consideration given or received as currently no GPS operations exist in Russia; thus, the fair value of the consideration is contingent upon successful execution of the business model by GSH.

17. Stock Transactions

For the three months ended June 30, 2010, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

On April 20, 2010, we issued 2,300,000 share of our common stock to Larry Wolfe Consulting pursuant to a consulting agreement dated April 19, 2010.

On April 20, 2010, we issued 2,100,000 share of our common stock to Sherlock Consulting pursuant to a consulting agreement.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

On January 1, 2010, we entered into a 5 year consulting agreement with Smith Street Holdings to provide business acquisition services.  Consulting fees to include a quarterly cash distribution in an amount to be determined by the Board of Directors based on the  net revenue generated by transactions initiated by the consultant.  In addition the consultant was granted 5,000,000 shares of company stock upon signing the agreement.  Also in addition, each time the consultant accumulates $2,000,000 in net revenue less fees paid to the consultant in any given quarter, 3,000,000 shares of the company stock will be granted, not to exceed 10,500,000 shares.

On January 1, 2010, we entered into a 3 year consulting agreement with BBK Investments, LLC. to provide business acquisition and product development services . The consulting fees are  to include 2,000,000 shares of company stock to be granted upon signing the agreement.  Also in addition, each time the consultant accumulates $2,000,000 in net revenue less fees paid to the consultant in any given quarter, 1,000,000 shares of the company stock will be granted, not to exceed 10,000,000 shares.

On January 1, 2010, we entered into a twelve month consulting agreement with Advent consulting, LLC to provide accounting services for a monthly retainer fee of $5,000, which may be paid in cash or company stock.  In addition, we agreed to pay an upfront cash retainer fee of $3,000 which as of June 30, 2010 we have not paid but anticipate paying in the third quarter of 2010.  As of June 30, 2010 we had an outstanding balance due under this agreement of $33,000.  Subsequently on July 19, 2010 the company issued 1,500,000 shares for payment the balance of $30,000.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Operating Leases

We currently lease office space in one location.  96 Park Street, Montclair, New Jersey 07042. The lease commenced on February 1, 2010.  The first year’s rent is $12,000, the second year’s is $12,600 and the third year’s is $13,200. The following table sets forth the Company’s commitment thereof.  Future minimum annual payments expected under the operating lease are as follows:

June 30, 2010	Amount

2010	6,000
2011	12,600
2012	13,200
Total	31,800

19.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

20.  Legal Proceedings

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement.  Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009.  A balloon payment of $24,000 was due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of June 30, 2010 payments totaling $9,000 have been made under this settlement agreement.

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

We entered into a convertible promissory note for $100,000 with Chris Verrone in May 2008.  In June 2008, the note was converted into shares of common stock at the holder’s request.  Subsequently, the individual requested additional consideration and even though the Company had no obligation to accommodate the request, the Chairman of the Company advanced him $25,000 of his own funds and the Company signed an agreement in September 2008 to pay him an additional $75,000 within 60 days.  We have not been able to meet this deadline and the individual had commenced litigation and received a judgment. This amount has been provided for in the financial statements under the notes payable.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

In January 2005, we entered into a Promissory Note with Market Connexxions, LLC in the amount of $229,365.00.  We have asserted inconsistencies in the terms and conditions of the agreement but had in good faith agreed to settle the Note by issuing shares of their common stock to the holder of the Note.  The principal of the Note holder ended what we believed to be meaningful negotiations and commenced litigation.  Our counsel is proceeding with the defense of the lawsuit.

In addition to the matter described above, we are involved in various legal actions and claims from time to time, which arise in the normal course of business. In our opinion, the final disposition of these matters will not have a material adverse effect on our financial position or results of operations.

21. Subsequent Events

On July 15, 2010 the company issued 1,750,000 shares of its common stock to Advent consulting for payment of accrued consulting fees $30,000 for the six months ended June 30, 2010 and $5,000 for July 2010 consulting fees. July

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” “our” or “the Company” refers to Global Ecology Corporation and its subsidiaries, except where the context otherwise requires.

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the financial statements and notes for the period ended June 30, 2010 contained in this Form 10Q, and with the audited financial statements and notes as well as other items thereto included in our annual report on Form 10-K for the year ended December 31, 2009. This report, annual reports on Form 10-K, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the United States Securities and Exchange Commission’s, or SEC's, website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on our website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy of any of our material filed with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10Q for the period ended June 30, 2010 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of our Company with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases.  From time to time,

We may also provide forward-looking statements in other materials and releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in our previous annual report on Form 10-K, quarterly reports filed on Form10-Q and current reports on Form 8-K filed with the SEC.

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

We changed our name to Homeland Security Network, Inc. on March 1, 2005 to reflect the direction of a new course of business. HSNI targeted markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. During the period from March, 2005 until the end of 2007, we provided the GPS tracking industry with state-of-the-art software, as well as low cost tracking hardware, and the ability to offer a cost-effective data transmission fee

In the fourth quarter of 2007, we began investing in a new industry and we secured distribution rights to a patented water restoration technology, which represented a substantial opportunity in the multi-billion dollar global water purification market. Our company has proposed the use of its services in the United States and several foreign counties. Soon thereafter, we changed our name from Homeland Security Network, Inc. to Global Ecology Corporation to better reflect our direction and industry focus.

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

We entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our initial belief was that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that has occurred in the city of Juarez and the surrounding area has taken the government officials’ focus away from the building and expansion of their farmlands. This has directly impacted potential orders and we cannot give any assurance that this transaction will ever be completed.   Nevertheless, the joint venture continues to produce “gourmet soil” and a contract has been entered into for the shipment of soil to India, however a contingency of the contract is that the shipment be backed by a letter of credit.  As of June 30, 2010 we have be unable to secure a letter of credit to complete the shipment to the end customer in India and we can provide no assurance that we will be able to secure this letter of credit.  We have advanced $780,000 to the venture.  The terms of the agreement call for the initial revenue to be used to repay the advance; however, we can allow a portion of the repayment to be left in the venture for working capital if we desire.

We have incurred net losses in the six months ended June 30, 2010 and year ended December 31, 2009 and we have had working capital deficiencies both periods.

Ours financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. We are also seeking to renegotiate certain liabilities in order to alleviate the working capital deficiency.  In addition we are also in default of certain loans outstanding  which have been classified as current for financial statement presentation purposes, see notes 10 and 11 and Item 3.

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

Employees

As of June 30, 2010, we have employed a total of 4 people. No employees are covered by a collective bargaining agreement.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Revenues

Product Sales

For the three and six months ended June 30, 2010, we had no revenues from product sales. Effective July 10, 2009, the Company suspended GPS tracking services after the discovery of a software problem that inhibits the proper operation of the equipment.  The services will remain offline temporarily until a software patch can be implemented.  The Company issued credit memos to its customers totaling $0 for the three months ended June 30, 2010 to compensate that for the loss of service.

For the six months ended June 30, 2010, revenues from product sales decreased by 100%, or $19,296 as compared to the same period in 2009, due to no sales for the six months ended June 30, 2010.

For the three months ended June 30, 2010, revenues from product sales decreased by 100%, or $8,568 as compared to the same period in 2009, due to no sales for the three ended June 30, 2010.

Cost of Sales

For the six months ended June 30, 2010, cost of product sales decreased by $29,120, or 100%, as compared to the same period in 2009 due to no sales for the six months ended June 30, 2010.

For the three months ended June 30, 2010, cost of product sales decreased by $26,367, or 100%, as compared to the same period in 2009 due to no sales for the three ended June 30, 2010.

Operating Expenses

Significant expenditures for operating expenses for the six months ended June 30, 2010 and 2009 were:

	for the three months ended June 30,		for the six months ended June 30,
	2010	2009	2010	2009
6600 Payroll Expenses	62,500	93,750	125,000	187,500
7320 Medical Insurance Expense	4,914	8,853	9,827	17,706
7410 Rent Expense - Building	2,000	31,672	3,124	68,266
7610 Professional fees	65,000	45,833	187,099	84,975
7629 Car Allowance Expense	3,000	3,000	6,000	6,000
7670 Depreciation Expense	5,834	16,016	11,669	31,966
7770 Other Expense	1559	8,180	2,754	22,312
Total Expenses	146,817	207,303	347,483	418,725

Payroll expense decreased $31,250 and $62,500, respectively, for the three and six months ended June 30, 2010 as compared to the same periods a year earlier primarily due to the resignation of Roy Pardini.

Payroll expense decreased $3,939 and $7,878, respectively, for the three and six months ended June 30, 2010 as compared to the same periods a year earlier primarily due to the resignation of Roy Pardini.

Office, occupancy and equipment decreased y $29,672 and $65,142, respectively, for the three and six months ended June 30, 2010, as compared to the same periods a year earlier primarily due to an down sizing to a smaller and less expensive facility.

Professional and consulting fees increased by $19,167 and $102,124 for the three months and six months ended June 30, 2010, as compared to the same periods a year earlier primarily due to varying needs for legal, accounting and auditing fees

Depreciation and amortization expense decreased by $10,182 and $20,297  respectively, for the three and six months ended June 30, 2010, as compared to the same periods a year earlier due to the depreciation of furniture and leasehold improvements made to the Keasbey, NJ office in 2009, which were exchanged for the payment for use of the premises.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $(404,140) for the six months ended June 30, 2010.  The Company has been able to minimally sustain its working capital needs based on capital derived primarily from entering into notes payable and from revenue related to GPS unit airtime charges and advances from related parties.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

GLOBAL ECOLOGY CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF CASHFLOWS

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Net cash provided (used) in operating activities	$ (9,640)	$ (124,126)
Net cash used in investing activities	-	-
Net cash provided by financing activities	7,450	124,300
Net increase (decrease) in cash	(2,190)	174
Cash beginning of the period	2,635	857
Cash end of the period	$ 445	$ 1,031

 Net cash used in operating activities for the six months ended June 30, 2010 decreased to $9,640 from $124,126 for the six months ended June 30, 2010primarily due to decreased spending in the current period.

We had not net cash used by investing activities for the six months ended June 30, 2010and 2009.

Net cash provided by financing activities was $7,450 for the six months ended June 30, 2010 compared to net cash provided by financing activities of $124,300 for the six months ended June 30, 2009 due to decreased advances from related parties during the current period.

Market for Common Stock; Volatility of Prices

There has been a limited public trading market for shares of our common stock.  There can be no assurance that a regular trading market for shares of our common stock will ever develop or, if developed, that it will be sustained. The market price of our shares of common stock could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of our operations or other companies in the business of environmental restoration, changes in conditions affecting the economy generally, analyst reports, general trends in industry, and other political or socioeconomic events or factors.

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

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of June 30, 2010, we had a net operating loss carry forward of $(28,129,539) and a deferred tax asset of $9,564,043 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of our ability to operate as a going concern, we have not booked any deferred tax asset as a result.

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

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms and that such information is accumulated and communicated to us, including our chief executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2010was conducted under the supervision and with the participation of our chief executive officer and our principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective for the purposes stated above.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Chris Verrone . In May 2008, Mr. Verrone loaned us $100,000 under a convertible note agreement. The note was converted to common shares during June 2008.  Subsequently, Mr. Verrone requested additional consideration and even though the we had no obligation to accommodate this request, the Chairman of the Company advanced him $25,000 on behalf of us and we signed an agreement to pay him an additional $75,000 in 60 days.  We were not able to meet this deadline and Mr. Verrone commenced litigation and received a judgment against us.   No attempt to collect on the judgment has been initiated by Mr. Verrone and the status is unchanged.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2010, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

On April 20, 2010, we issued 2,300,000 share of our common stock to Larry Wolfe Consulting pursuant to a consulting agreement dated August 19, 2010.

On April 20, 2010, we issued 2,100,000 share of our common stock to Sherlock Consulting pursuant to a consulting agreement dated April 19, 2010.

Item 3. Defaults Upon Senior Securities

In 2005, we obtained funds under a financing arrangement from a related third party. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum.  It originally matured on January 28, 2006, at which time the unpaid principal was $229,365.  Interest due on the note was $16,960.  The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007.  The note is uncollateralized and the proceeds were utilized for working capital.  The note is in default.  The holder of the note had originally agreed to settle the balance due and the related accrued interest for shares of our common stock.  However, the principal of the lender rejected the agreed upon settlement and has begun litigation to recover the amount in question. We currently working to re-negotiate the original arrangement and finalize this settlement agreement with the lender.  As of June 30, 2010 $333,357 is outstanding on the loan payable.

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from a related third party.  The note originally matured on June 28, 2005.  The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default.  As of June 30, 2010 $186,437 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000.   This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006.  The maturity date was extended through December 31, 2007.  As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default. As of June 30, 2010 $31, 730 is outstanding on the loan payable.

In February 2006, we obtained funds under a convertible promissory note in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate.  The note is past due and in default. As of June 30, 2010 $142,578 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As June 30, 2010, $265,599 is outstanding on the note payable.

On December 1, 2006, we entered into a promissory note with a related party in the amount of $91,874 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As June 30, 2010, $124,933 is outstanding on the note payable.

We have a note payable to Monet Acquisition, LLC for additional consideration related to the sale of its subsidiaries in May 2007.  The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010.   It is personally guaranteed by our CEO.  The note is past due and in default.  As of June 30, 2010 $124,652 is outstanding on the loan payable.

We entered into a letter agreement with a former employee in March 2007.  Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007.  There is no interest associated with letter agreement. No payments have been made related to this agreement.  The note is past due and in default.  As of June 30, 2010 $12,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000.  The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010.  The note is convertible at any time to shares of our common stock at a fixed rate.  The note is currently in default. As of June 30, 2010 $60,500 is outstanding on the loan payable.

In March 2008, we entered into a promissory note for $50,000.  The note bears interest at a fixed rate of 10.00% per annum and matured on April 1, 2009.  The note is convertible at any time to shares of our common stock at a fixed rate.  The note is past due and in default.  As of June 30, 2010 $59, 500 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an individual.  $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008.   No additional payments have been made.  The amount is past due and in default.  There is no interest rate associated with this settlement agreement.  As of June 30, 2010 $75,000 is outstanding on the loan payable.

On October 29, 2009, our CEO and an affiliated entity entered into a settlement agreement with Lenders Funding whereby the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default.  As of June 30, 2010 $6,750 is outstanding.

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

GLOBAL ECOLOGY CORPORATION

(Registrant)

Date: August 23, 2010

/s/ PETER D. UBALDI

Peter D. Ubaldi, President

 and Chief Executive Officer

Date: August 23, 2010

/s/ PETER D. UBALDI

Peter D. Ubaldi, Principal

Accounting Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2010 (are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Exhibit Description
2.1	Acquisition Agreement (included as Exhibit 2.1 to our Current Report on Form 8-K filed August 31, 1993 and incorporated herein by reference)
3.1	Amendments of Articles of Incorporation (included as Exhibit C to our Form 14C DEF filed February 7, 2006 and incorporated herein by reference )
3.2	Amendment of Articles of Incorporation (included as Exhibit 3.1 to our Current Report on Form 8-K filed November 3, 2009 and incorporated herein by reference)
10.1

Distribution Agreement by and between Global Ecology Corporation and EAU Canada International Marketing LTD, dated May 5, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 29, 2010 and incorporated herein by reference)

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

________________________

*

Filed herewith.

**

Furnished herewith.