Form 10-Q
period 2010-10-30
Homeland Security Network, Inc.
filed 2010-11-15
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

       ☐ Yes ☑ No

As of November 14, 2010 there were 374,009,585 shares of common stock of Global Ecology Corporation outstanding.

GLOBAL ECOLOGY CORPORATION

(A Nevada Corporation)

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Global Ecology Corporation, Inc.

96 Park Street

Montclair, New Jersey 07042

We have reviewed the accompanying balance sheet of Global Ecology Corporation, Inc. as of September 30, 2010, and the related statements of operations and cash flows for the three and nine month periods ended September 30, 2010. These financial statements are the responsibility of the Company’s management.

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

/S/ W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

Woodstock, Georgia

November 15, 2010

GLOBAL ECOLOGY CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS

As of September 30, 2010 and December 31, 2009

(Unaudited)

	(un-audited)
	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$ 17,894	$ 2,635
Total current assets	17,894	2,635

Capitalized software, net of accumulated amortization	46,669	64,173
Other intangible assets	21,500	21,500
Investment in joint venture - net of reserve for impairment	680,000	780,000
Other long-term assets	-	1,124

Total assets	$ 766,063	$ 869,432

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	$ 640,850	$ 642,980
Accounts payable and accrued liabilities to related parties	864,555	814,563
Current portion of notes payable and advances related parties	1,641,473	1,773,970
Current portion of notes payable	614,500	252,000
Amounts Payable to Credit Unions	71,032	71,032
Line of credit	166,085	166,085
Total current liabilities	3,998,495	3,720,630
Long term notes payable, net of current portion	-	170,000
Total Liabilities	3,998,495	3,890,630

Shareholders’ deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,150,000 issued and outstanding	2,150	2,150
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, par value $.001; 400,000,000 shares authorized, 374,009,585 and 310,402,717 shares issued and outstanding, respectively'	374,010	348,860
Additional paid-in-capital	25,177,043	24,752,932
Accumulated deficit	(27,725,400)	(27,725,400)
Current Earnings	(660,495)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(3,232,432)	(3,021,198)
Total liabilities and shareholders’ deficit	$ 766,063	$ 869,432

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Three month period ended		Nine month period ended
	2010	2009	2010	2009

Sales	$ -	$ (6,460)	$ -	$ 12,836
Cost Of Goods Sold	-	9,024	-	39,058
Gross Profit	-	(15,484)	-	(26,222)

General And Administrative	206,449	137,465	551,379	555,275
Beneficial Conversion Expense	19,068	-	22,261	-
Net Profit / (Loss) From Operations	(225,517)	(152,949)	(573,640)	(581,497)

Other Income / (Expenses)	-	882	252	1,547
Interest Expense	(29,839)	(29,624)	(86,748)	(87,659)
Net Profit / (Loss) Before Income Taxes	(255,356)	(181,691)	(660,136)	(667,609)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (255,356)	$ (181,691)	$ (660,136)	$ (667,609)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	373,743,281	333,480,416	367,366,911	324,493,370

Net Profit / (Loss) per common share	$ (0.001)	$ (0.001)	$ (0.002)	$ (0.002)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	373,743,281	322,689,530	364,151,298	319,454,651

Diluted, Net Profit / (Loss) per common share	$ (0.001)	$ (0.001)	$ (0.002)	$ (0.002)

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2009	348,859,585	348,860	2,150,000	2,150	-	-	1,817,000	(399,740)	24,752,933	(27,725,401)	(3,021,198)

Battiato Consulting	5,000,000	5,000							65,000		70,000
Ubaldi 2009 Pay 250K	12,000,000	12,000							238,000		250,000
BBK Consulting	2,000,000	2,000							26,000		28,000
Larry Wolfe Consulting	2,300,000	2,300							20,700		23,000
Sherlock Consulting	2,100,000	2,100							18,900		21,000
Advent Consulting	1,750,000	1,750							33,250		35,000
Beneficial conversion Feature									22,261		22,261
Net Loss										(660,136)	(660,136)
Balance at September 30, 2010	374,009,585	374,010	2,150,000	2,150	-	-	1,817,000	(399,740)	25,177,044	(28,385,537)	(3,232,073)

Balance at December 31, 2008	310,402,717	310,403	4,086,856	4,087	1,621,642	352,643	1,817,000	(399,740)	23,955,181	(27,675,524)	(3,452,950)
Common Stock issued for Service	9,400,000	9,400							362,100		371,500
Common Stock issued for Debt forgiveness	3,750,000	3,750							48,750		52,500
Common Stock issued for Financing Fee	500,000	500							4,500		5,000
Stock Issued for Collateral	1,000,000	1,000							6,500		7,500
Conversion of Preferred A to Common	19,368,560	19,369	(1,936,856)	(1,937)					(17,432)		-
Conversion of Preferred B to Common	1,621,642	1,622			(1,621,642)	(352,643)			351,021		0
Net loss										(667,609)	(667,609)
Balance at September 30, 2009	346,042,919	346,043	2,150,000	2,150	-	-	1,817,000	(399,740)	24,710,621	(28,343,133)	(3,684,059)

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$ (660,495)	$ (667,609)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	17,503	47,083
Common stock issued for services and compensation	177,000	29,000
Common stock issued for debt settlement	250,000	5,000
Beneficial conversion expense	22,261
Inventory write off		25409
Reserve for asset impairment	100,000

Changes in:
Accounts receivable	-	0
Accounts receivable - related party		0
Inventories	-	0
Other assets	1,124	0
Accounts payable and other accrued expenses (net of settlement of rent for longterm assets	47,863	436,021
Net cash provided (used) in operating activities	(44,744)	(125,096)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Investment in joint venture	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Borrowing (repayment) under line of credit		-
Advances from related parties	(132,497)	17,800
Proceeds from notes payable	192,500	107,500
Repayments of advances from related parties		-
Net cash provided by financing activities	60,003	125,300

Net increase (decrease) in cash	15,259	204
Cash beginning of the period	2,635	857
Cash end of the period	$ 17,894	$ 1,061

Supplemental disclosure of non-cash financing activities:
Stock issued to settle notes payable- related party	250,000
Stock issued to settle notes payable and accrued expenses		362,500
Stock issued for services	177,000

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

We entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our initial belief was that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that has occurred in the City of Juarez and the surrounding area has taken the government officials’ focus away from the building and expansion of their farmlands. This has directly impacted potential orders.   Nevertheless, discussions are in progress with potential buyers.  We have advanced $780,000 to the venture.  The terms of the agreement call for the initial revenue to be used to repay the advance; however, we can allow a portion of the repayment to be left in the venture for working capital if we desire.  Although management feels that this asset is collectable, they have decided to reserve $100,000 for potential impairment of the asset. As of September 30, 2010 the net carrying value of this asset is $680,000.  Management will complete a quarterly assessment of the value of this asset and may make additional adjustments to the reserve for the upcoming year end.

We have incurred net losses in the nine months ended September 30, 2010 and year ended December 31, 2009 and we have had working capital deficiencies both periods.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

2. Basis of Presentation

The financial information presented in this report comprises the unaudited financial statements (i) for the three   and nine months ended September 30, 2010 and 2009.

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

In the opinion of our management, the financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of our Company for the periods presented. The results of operations for the period ended September 30, 2010 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

Revenue Recognition

We previously recognized revenue related to our GPS tracking business principally on two types of transactions – sales of products and wireless communication service fees. The products sold and bundled in the product offering include a radio transmitter, hosted software, and a data transmission network. Revenue arrangements were accounted for under EITF No. 00-21: Prior to the end of December 31, 2009, we discontinued the GPS operation and as such no revenue related to this business segment has occurred during the quarter ended September 30, 2010.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued

When revenue is generated from the sale of products and services of our environmental restoration activities, we will record this revenue in accordance with guidance provided by the SEC’s Staff Accounting Bulletin No. 104, or SAB No. 104., Revenue Recognition;, revenue is recognized when all of the following are met: (i) persuasive evidence of an arrangement exists, (ii) title and risk of loss have passed, (iii) delivery has occurred or the services have been rendered, (iv) the sales price is fixed or determinable and (v) collection is reasonably assured.

Accounts Receivable

Accounts receivable relating to our tracking device segment consists of payments due from users of the products.  In the normal course of business, we monitor the financial condition of our customer base.  As of September 30, 2010 and December 31, 2009, the Company has recorded a provision for uncollectible accounts of $133,250 and $133,250, respectively, related to a long-outstanding balance. The account deemed uncollectible relates to an individual customer; we have a note payable outstanding to an affiliated entity (Riverside Corporation) of the customer with a principal balance of $141,875 and $141,875 as of June 30, 2010 and December 31, 2009, respectively. As the note payable terms do not have a right of offset, we have reserved the balance in full in accordance with its own accounting policies; however, we believe we have a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

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

Capitalized Software

We capitalize certain computer software costs, after technological feasibility has been established.  These costs are amortized utilizing the straight-line method over the software’s economic life, which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the development of applications.  For the nine months ended September 30, 2010 and 2009, no expenditures relating to application development were capitalized by our Company.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

Investment in Joint Venture

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of September 30, 2010 we advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture.  Although management feels that this asset is collectable, they have decided to reserve $100,000 for potential impairment of the asset. As of September 30, 2010 the net carrying value of this asset is $680,000.  Management will complete a quarterly assessment of the value of this asset and may make additional adjustments to the reserve for the upcoming year end.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

At September 30, 2010, our assets and liabilities reported at fair value utilizing Level 1 inputs include cash and cash equivalents. For these items, quoted current market prices are readily available. We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table presents information about the Company’s fair value hierarchy for financial assets as of September 30, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$ 17,804	-	-	$ 17,804
Total assets	$ 17,804	-	-	$ 17,804

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

We adopted FASB Codification Topic 718using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of FASB Codification Topic 718, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of FASB Codification Topic 718. Results from prior periods have not been restated and do not include the impact of FASB Codification Topic 718. For the nine months ended September 30, 2010 and year ended December 31, 2009, we recognized no stock-based compensation expense under FASB Codification Topic 718relating to employee and director stock options, restricted stock units or the employee stock purchase plan.

Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-base payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. FASB Codification Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards , which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to FASB Codification Topic 718. This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FASB Codification Topic 718. Due to the Company’s historical net operating losses, the Company has not recorded the tax effects of employee stock-based compensation and has no APIC pool. Prior to the adoption of FASB Codification Topic 718, all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. FASB Codification Topic 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of September 30, 2010.

Liabilities

We have adopted the policy of writing-off any liabilities outside the statute of limitations and over four years.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

We adopted FIN 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN48. During the nine months ended September 30, 2010 there were no changes in our unrecognized tax benefits and we had no accrued interest or penalties as of September 30, 2010.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

4. Going Concern Uncertainty

We have incurred net losses in the nine months ended September 30, 2010 and year ended December 31, 2009 and we have had working capital deficiencies both periods.

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

5. Income (Loss) Per Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At September 30, 2010 the Company had outstanding common shares of 374,009,585 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at September 30, 2010 were 367,366,911  As of September 30, 2009 the Company had outstanding preferred shares which would have been assumed to be converted and have a dilutive effect of $21,500,000 common shares  For the three and nine months ended, September 30, 2010, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in those periods.

6. Property, Plant and Equipment

We had no property, plant and equipment as of September 30, 2010 and December 31, 2009:

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

During the year ended December 31, 2007, the Company acquired new software to operate and enhance its GPS system. The development costs of this software, which totaled $116,682, were capitalized and placed in service at the end of September 2007 and are being amortized over their estimate useful life of five years.  No such

Capitalized software costs and accumulated amortization were as follows as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Software development costs	$ 116,682	$ 116,682
	(70,012)	(5,209)
Capitalized Software, net	$ 46,670	$ 111,473

Expected future capitalized software amortization expense for the years ending December 31st is as follows.

Year	Amount
2010	5834
2011	23,336
2012	17,500
Total	46,670

8.  Other Intangible Assets

On June 6, 2008, we acquired a mobile water purification plant and computerized ballast water distribution system from Robert Elfstrom. We agreed to purchase these assets in consideration for 1,000,000 shares of the Company’s common stock to be issued as follows: 100,000 shares upon the execution of the Bill of Sale and the remaining balance of shares to be issued in increments of 300,000 shares each time we accumulate net revenues of $2,000,000 from the utilization of the technology. We initially recorded the asset at the fair value of the full 1,000,000 shares at the date of the sale, which was $215,000, and recorded a liability for the remaining 900,000 shares to be issued.  As of September 30, 2010, no revenues had been generated from this technology and thus no additional shares had been issued. We determined that it was more appropriate to reverse the liability for the remaining contingent shares and to reduce the value of the assets to the fair value of the 100,000 shares issued at execution of the agreement, or $21,500.  If and when the remaining shares are issued, they will be recorded as a royalty expense. However, during 2009 a dispute had arisen with Mr. Elfstrom concerning his performance under this arrangement which we felt would directly impact the success of the System.  All unpaid compensation whether in stock or fees has been withheld pending final negotiation with Mr. Elfstrom.  We have also made arrangements with a manufacturing/ joint venture partner for the production of our own Mobile PureWater System (“MPWS”) which is now being demonstrated in Nigeria and has been offered to several relief agencies. The next generation of the MPWS has been completed by the same manufacturer and is being test in New Jersey

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

9.   Investment in Joint Venture and Other

On March 27, 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston, Texas.  Huma-Clean is in the soil remediation industry and specializes in lake clean up and dredging, internationally.  The purpose of this joint venture was initially to execute and manage a sludge clean-up project in Mexico and subsequently seek out other mutually beneficial projects. Under the terms of the agreement, the initial funding for the venture was $800,000 which was advanced in several installments by the Company. This funding was in the form of a non-recourse loan that will be repaid through the initial proceeds of the venture. Any income or loss generated by the joint venture is to be allocated 50% to Huma-Clean, LLC and 50% to us. As of September

30, 2010 and December 31, 2009, the Company has advanced $780,000 and $780,000, respectively, to Huma-Clean, LLC; this amount has been recorded on the Company’s balance sheet as a cost basis investment in a joint-venture based on our inability to exercise significant influence over the investment and the non-recourse terms of the loan. Although management feels that this asset is collectable, they have decided to reserve $100,000 for potential impairment of the asset. As of September 30, 2010 the net carrying value of this asset is $680,000.  Management will complete a quarterly assessment of the value of this asset and may make additional adjustments to the reserve for the upcoming year end.

10.   Notes Payable to Related Parties

On November 23, 2004, a related party entered into four promissory notes totaling$166,084. Three notes bear interest at 13.75% per annum interest and the fourth note bears interest at 9.50% per annum. As of September 30, 2010, $295,352 is outstanding on the note payable.

In 2005, we obtained funds under a financing arrangement from a related party. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital. The note is in default.  The holder of the note had originally agreed to settle the balance due and the related accrued interest for shares of our common stock.  However, the principal of the lender rejected the agreed upon settlement and has begun litigation to recover the amount in question. We currently working to re-negotiate the original arrangement and finalize this settlement agreement with the lender. As of September 30, 2010 $338,459 is outstanding on the loan payable.

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from a related third party. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of September 30, 2010 $188,920 is outstanding on the loan payable.

We have an outstanding note payable to an executive and director of the Company.  The note does not bear interest and originally matured in July 2006.  The executive has agreed to extend the terms of the note until we have the funds to repay him. As of September 30, 2010 $216,150 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a related party in the amount of $91,874 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As September 30, 2010, $126,771 is outstanding on the note payable.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

We have a note payable to Monet Acquisition, LLC for additional consideration related to the sale of its subsidiaries in May 2007. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010.   It is personally guaranteed by our CEO.  The note is past due and in default.  As of September 30, 2010 $127,027 is outstanding on the loan payable.

On February 17, 2010 we entered into a note agreement with our CEO for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The notes are convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the nine months ended September 30, 2010 we recognized a expense for the beneficial conversion feature in the amount of $1,071. The balance due as of September 30, 2010 was $2,536.

On February 17, 2010 we entered into a note agreement with related party for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The notes are convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the nine months ended September 30, 2010 we recognized a expense for the beneficial conversion feature in the amount of $1,736.  The balance due as of September 30, 2010 was $4,177.

On February 17, 2010 we entered into a note agreement with our related party for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The notes are convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the nine months ended September 30, 2010 we recognized a expense for the beneficial conversion feature in the amount of $1,393.  The balance due as of September 30, 2010 was $3,364.

We have received various advances from related parties, these advances have no terms.  As of September 30, 2010 the outstanding balance of these advances was $833,525.

11.  Notes Payable

In March 2006, we entered into a note payable for $27,000.  This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006.  The maturity date was extended through December 31, 2007. As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default. As of September 30, 2010 $32,203 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As September 30, 2010, $269,500 is outstanding on the note payable.

In February 2006, we obtained funds under a convertible promissory note in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate.  The note is past due and in default. As of September 30, 2010 $145,078 is outstanding on the loan payable.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement.  The note is past due and in default.  As of September 30, 2010 $12,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. The note is convertible at any time to shares of our common stock at a fixed rate.  The note is currently in default. As of September 30, 2010 $62,000 is outstanding on the loan payable.

In March 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 10.00% per

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

annum and matured on April 1, 2009. The note is convertible at any time to shares of our common stock at a fixed rate.  The note is past due and in default.  As of September 30, 2010 $61,000 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an individual.  $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008.   No additional payments have been made.  The amount is past due and in default.  There is no interest rate associated with this settlement agreement.  As of September 30, 2010 $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500.  The note bears interest at a rate of 10.00% per annum and matures on January 31, 2010. The note has been extended to August 9, 2010 and is subject to a 5.00% increase in the interest rate in effect during those additional months. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock.  The pledged collateral is to be held in escrow until an event of default or payment in full of the loan.  As of September 30, 2010 $125,098 is outstanding on the loan payable.

On October 29, 2009, our CEO and an affiliated entity entered into a settlement agreement with Lenders Funding whereby the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default.  As of September 30, 2010 $6,750 is outstanding.

In November 2009, a Note Payable to an unrelated party for $7,500 at an interest rate of 12.00% per annum. The Note is due on November 10, 2010.  As of September 30, 2010 $8,075 is outstanding on the loan.

On September 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc. for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note has a interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on June 20, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from September 17, 2010 at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.  As of September 30, 2010 $27,571 is due and outstanding on the note.

12. Credit Union Participations

We no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through our former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, we were to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009. This settlement is secured by a $41,000 judgment.  As of September 30, 2010 payments totaling $9,000 had been made under the settlement agreement. The remaining settlement obligation is past due.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

13. Lines of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions which is no longer our line of business.  The outstanding balance totaling $166,085 at both September 30, 2010 and December 31, 2009 and the line of credit was in default. In addition as of September 30, 2010 we had accrued interest due of $129,267. We will negotiate revised payment terms and a settlement with the lender as soon we are able to make a firm commitment.

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

14.  Related Party Transactions

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances are recorded as liability on the Company’s balance sheet. These amounts are loaned to the Company without any formal note agreement and do not bear interest. They are payable on demand. As of September 30, 2010 we have recorded a liability of $833,525 for such related party advances.

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

On November 8, 2006, we filed a Non-Statutory Stock Option Plan, or the Plan, with the SEC. This Plan was intended as an employment incentive, to aid in attracting and retaining persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in our development and success. This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended. There were a total of 15,000,000 shares in the Plan at inception; 14,100,000 shares have been issued from the Plan as of September 30, 2010.

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

17. Stock Transactions

Effective September 27, 2010, the Company increased the number of authorized shares of its common stock from 400,000,000 to 500,000,000.

For the three months ended September 30, 2010, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

On July 15, 2010, we issued 1,750,000 shares to Advent Consulting Group, LLC in exchange for business and financial consulting services performed from January 1, 2009 to July 1, 2010 pursuant to a consulting agreement we entered into with Advent on January 1, 2010. The stock issued to Advent was issued at $0.02 per share.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

On January 1, 2010, we entered into a 3 year consulting agreement with BBK Investments, LLC to provide business acquisition and product development services . The consulting fees are to include 2,000,000 shares of company stock to be granted upon signing the agreement. Also in addition, each time the consultant accumulates $2,000,000 in net revenue less fees paid to the consultant in any given quarter, 1,000,000 shares of the company stock will be granted, not to exceed 10,000,000 shares.

On January 1, 2010, we entered into a twelve month consulting agreement with Advent consulting, LLC to provide accounting services for a monthly retainer fee of $5,000, which may be paid in cash or company stock.  In addition, we agreed to pay an upfront cash retainer fee of $3,000 which as of September 30, 2010 we have not paid but anticipate paying in the third quarter of 2010.

Operating Leases

We currently lease office space in one location.  The following table sets forth the Company’s commitment thereof at  - 96 Park Street, Montclair, New Jersey 07042. The lease commenced on February 1, 2010.  The first year’s rent is $12,000, the second year’s is $12,600 and the third year’s is $13,200.

Future minimum annual payments expected under the operating lease are as follows:

September 30, 2010	Amount

2010	6,000
2011	12,600
2012	13,200
Total	31,800

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

19.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

20.  Legal Proceedings

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement.  Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009.  A balloon payment of $24,000 was due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of September 30, 2010 payments totaling $9,000 have been made under this settlement agreement.

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

We entered into a convertible promissory note for $100,000 with Chris Verrone in May 2008.  In June 2008, the note was converted into shares of common stock at the holder’s request.  Subsequently, the individual requested additional consideration and even though the Company had no obligation to accommodate the request, the Chairman of the Company advanced him $25,000 of his own funds and the Company signed an agreement in September 2008 to pay him an additional $75,000 within 60 days.  We have not been able to meet this deadline and the individual had commenced litigation and received a judgment. This amount has been provided for in the financial statements under t he notes payable.

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

21. Subsequent Events

On October 8 2010, we entered into a convertible promissory note with Asher Enterprises, Inc. for a principal amount of $25,000. The promissory note has a interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on July 12, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from October 8, 2010 at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” “our” or “the Company” refers to Global Ecology Corporation and its subsidiaries, except where the context otherwise requires.

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the financial statements and notes for the period ended September 30, 2010 contained in this Form 10Q, and with the audited financial statements and notes as well as other items thereto included in our annual report on Form 10-K for the year ended December 31, 2009. This report, annual reports on Form 10-K, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the United States Securities and Exchange Commission’s, or SEC's, website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on our website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy of any of our material filed with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10Q for the period ended September 30, 2010 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of our Company with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases.  From time to time,

We may also provide forward-looking statements in other materials and releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in our previous annual report on Form 10-K, quarterly reports filed on Form10-Q and current reports on Form 8-K filed with the SEC.

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

We entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our initial belief was that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that has occurred in the City of Juarez and the surrounding area has taken the government officials’ focus away from the building and expansion of their farmlands. This has directly impacted potential orders.   Nevertheless, discussions are in progress with potential buyers.  We have advanced $780,000 to the venture.  The terms of the agreement call for the initial revenue to be used to repay the advance; however, we can allow a portion of the repayment to be left in the venture for working capital if we desire. Although management feels that this asset is collectable, they have decided to reserve $100,000 for potential impairment of the asset. As of September 30, 2010 the net carrying value of this asset is $680,000.  Management will complete a quarterly assessment of the value of this asset and may make additional adjustments to the reserve for the upcoming year end.

We have incurred net losses in the nine months ended September 30, 2010 and year ended December 31, 2009 and we have had working capital deficiencies both periods.

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

Employees

As of September 30, 2010, we have employed a total of 4 people. No employees are covered by a collective bargaining agreement.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

GLOBAL ECOLOGY CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three month period ended		Nine month period ended
	2010	2009	2010	2009

Sales	$ -	$ (6,460)	$ -	$ 12,836
Cost Of Goods Sold	-	9,024	-	39,058
Gross Profit	-	(15,484)	-	(26,222)

General And Administrative	206,449	137,465	551,379	555,275
Beneficial Conversion Expense	19,068	-	22,261	-
Net Profit / (Loss) From Operations	(225,517)	(152,949)	(573,640)	(581,497)

Other Income / (Expenses)	-	882	252	1,547
Interest Expense	(29,839)	(29,624)	(86,748)	(87,659)
Net Profit / (Loss) Before Income Taxes	(255,356)	(181,691)	(660,136)	(667,609)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (255,356)	$ (181,691)	$ (660,136)	$ (667,609)

Revenues

Product Sales

For the three and nine months ended September 30, 2010, we had no revenues from product sales. Effective July 10, 2009, the Company suspended GPS tracking services after the discovery of a software problem that inhibits the proper operation of the equipment.  The services will remain offline temporarily until a software patch can be implemented.  The Company issued credit memos to its customers totaling $0 for the three months ended September 30, 2010 to compensate that for the loss of service.

For the nine months ended September 30, 2010, revenues from product sales decreased by 100%, or $12,836 as compared to the same period in 2009, due to no sales for the nine months ended September 30, 2010.

Cost of Sales

For the nine months ended September 30, 2010, cost of product sales decreased by $39,058, or 100%, as compared to the same period in 2009 due to no sales for the nine months ended September 30, 2010.

Operating Expenses

For the nine months ended September 30, 2010 General and administrative expenses decreased by $3,896 over the same period in 2009.  For the nine months ended September 30, 2010 General and administrative expenses included $100, 000 in expense from reserve for potential asset impairment of Huma Clean

Liquidity

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. As of September 30, 2010 the company had a working capital deficit of $(3,980,601). The Company incurred operating losses of $(560,136) and $(667,607) for the nine months ended September 30, 2010 and 2009, respectively. In 2009, the Company has been able to minimally sustain its working capital needs based on capital derived primarily from entering into notes payable and from revenue related to GPS unit airtime charges and advances from related parties. In 2010 the revenue was $0 and the operating capital has come from entering in to notes payable and advances from related parties.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

GLOBAL ECOLOGY CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
Net cash provided (used) in operating activities	$ (44,744)	$ (125,096)
Net cash used in investing activities	-	-
Net cash provided by financing activities	60,003	125,300
Net increase (decrease) in cash	15,259	204
Cash beginning of the period	2,635	857
Cash end of the period	$ 17,894	$ 1,061

Net cash used in operating activities for the nine months ended September 30, 2010 decreased to $(44,744) from $(125,096) for the nine months ended September 30, 2010 primarily due to decreased spending in the current period.

We had $0 net cash used by investing activities for the nine months ended September 30, 2010and 2009.

Net cash provided by financing activities was $60,003 for the nine months ended September 30, 2010compared to net cash provided by financing activities of $125,030 for the nine months ended September 30, 2009 due to decreased advances from related parties during the current period.

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

We agree to indemnify the positions of directors and officers as follows: A director or officer shall not be liable for any claim or demand on account of damages in any manner. We agree to indemnify and hold directors or officers, without limitation, harmless from any and all damages, losses (which shall include any diminution in value), shortages, liabilities (joint or several), payments, obligations, penalties, claims, litigation, demands, defenses, judgments, suits, proceedings, costs, disbursements or expenses of any kind or nature whatsoever, specifically including without limitation, fees, disbursements and expenses of attorneys, accountants and other professional advisors and of expert witnesses and cost of investigation and preparation. A director or officer will be indemnified from any decision or action taken prior to his or her hire date as an employee.

The SEC takes the position that indemnification against liabilities arising under the Securities Act of 1933, as amended, is against public policy and unenforceable. Indemnification of our directors, and officers will not be allowed for liabilities arising from or out of a violation of state or federal securities laws, unless one or more of the following conditions are met:

•

there has been a successful adjudication on the merits of each count involving alleged securities law violations;

•

such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction; or

•

a court of competent jurisdiction approves a settlement of the claims against the indemnitee and finds that indemnification of the settlement and the related costs should be made, and the court considering the request for indemnification has been advised of the position of the SEC and of the published position of any state securities regulatory authority in the state in which our securities were offered as to indemnification for violations of securities laws

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2010 was conducted under the supervision and with the participation of our chief executive officer and our principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Chris Verrone . In May 2008, Mr. Verrone loaned us $100,000 under a convertible note agreement. The note was converted to common shares during June 2008.  Subsequently, Mr. Verrone requested additional consideration and even though we had no obligation to accommodate this request, the Chairman of the Company advanced him $25,000 on behalf of us and we signed an agreement to pay him an additional $75,000 in 60 days.  We were not able to meet this deadline and Mr. Verrone commenced litigation and received a judgment against us.   No attempt to collect on the judgment has been initiated by Mr. Verrone and the status is unchanged.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2010, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

On July 15, 2010, we issued 1,750,000 shares to Advent Consulting Group, LLC in exchange for business and financial consulting services performed from January 1, 2009 to July 1, 2010 pursuant to a consulting agreement we entered into with Advent on January 1, 2010. The stock issued to Advent was issued at $0.02 per share.

Item 3. Defaults Upon Senior Securities

In 2005, we obtained funds under a financing arrangement from a related third party. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365.  Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital.  The note is in default.  The holder of the note had originally agreed to settle the balance due and the related accrued interest for shares of our common stock. However, the principal of the lender rejected the agreed upon settlement and has begun litigation to recover the amount in question. We currently working to re-negotiate the original arrangement and finalize this settlement agreement with the lender. As of September 30, 2010 $338,459 is outstanding on the loan payable.

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from a related third party. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006. The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of September 30, 2010 $188,920 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000. This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006. The maturity date was extended through December 31, 2007. As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default. As of September 30, 2010 $31, 730 is outstanding on the loan payable.

In February 2006, we obtained funds under a convertible promissory note in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate.  The note is past due and in default. As of September 30, 2010 $145,078 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As September 30, 2010, $269,500 is outstanding on the note payable.

On December 1, 2006, we entered into a promissory note with a related party in the amount of $91,874 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As September 30, 2010, $126,771 is outstanding on the note payable.

We have a note payable to Monet Acquisition, LLC for additional consideration related to the sale of its

subsidiaries in May 2007. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010.   It is personally guaranteed by our CEO. The note is past due and in default. As of September 30, 2010 $127,027 is outstanding on the loan payable.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement. The note is past due and in default. As of September 30, 2010 $12,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. The note is convertible at any time to shares of our common stock at a fixed rate. The note is currently in default. As of September 30, 2010 $62,000 is outstanding on the loan payable.

In March 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 10.00% per annum and matured on April 1, 2009. The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of September 30, 2010 $61,000 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an individual.  $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008.  No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of September 30, 2010 $75,000 is outstanding on the loan payable.

On October 29, 2009, our CEO and an affiliated entity entered into a settlement agreement with Lenders Funding whereby the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default. As of September 30, 2010 $6,750 is outstanding.

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

Date: November XX, 2010

/s/ PETER D. UBALDI

Peter D. Ubaldi, President

 and Chief Executive Officer

Date: November XX, 2010

/s/ PETER D. UBALDI

Peter D. Ubaldi, Principal

Accounting Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2010 (are numbered in accordance with Item 601 of Regulation S-K).

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