Form 10-K
period 2010-12-31
Homeland Security Network, Inc.
filed 2011-03-31
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 000-15216

GLOBAL ECOLOGY CORPORATION

 (Exact name of registrant as specified in its charter)

Nevada	86-0892913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 Park Street, Montclair, New Jersey	07042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 655-9001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of June 30, 2010: $3,289,649 based the average of the bid and asked price of $0.01 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as March 31, 2011: 401,919,546 shares of Common Stock, $.001 par value.

Documents Incorporated by Reference

 None.

GLOBAL ECOLOGY CORPORATION

(A Nevada Corporation)

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-K for the period ended December 31, 2010 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Global Ecology Corporation (collectively, with its subsidiaries, “GECO,” “our,” “we,” “us” or the “Company”) with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, GECO also provides forward-looking statements in other materials GECO releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in GECO’s quarterly reports on Form 10-Q and Current Reports on Form 8-K filed with the United States Securities and Exchange Commission, or the SEC.

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

Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC’s website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on GECO’s website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material GECO files with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1.  Business.

Overview

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

We changed our name to Homeland Security Network, Inc. on March 1, 2005 to reflect the direction of a new course of business. HSNI targeted markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. During the period from March, 2005 until the end of 2007, we provided the GPS tracking industry with state-of-the-art software, as well as low cost tracking hardware, and the ability to offer a cost-effective data transmission fee

In the fourth quarter of 2007, we began investing in a new industry and we secured distribution rights to a patented water restoration technology, which represented a substantial opportunity global water purification market. Our company has proposed the use of its services in the United States and several foreign counties. In August 2008 we changed our name from Homeland Security Network, Inc. to Global Ecology Corporation to better reflect our direction and industry focus.

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

We entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our initial belief was that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that has occurred in the City of Juarez and the surrounding area has taken the government officials’ focus away from the building and expansion of their farmlands. This has directly impacted potential orders.   Nevertheless, discussions are in progress with potential buyers.  We have advanced $780,000 to the venture.  The terms of the agreement call for the initial revenue to be used to repay the advance; however, we can allow a portion of the repayment to be left in the venture for working capital if we desire.  Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore they have decided to reserve $780,000 for potential impairment of the asset. As of December 31, 2010 the net carrying value of this asset is $0.

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the “JV Company”)  with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile PureWater System (“MPWS”) and our ionized mineral solution, IMS1000.  Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories.

As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000.  The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide.  There will be minimum sales volume requirements for the continuation of the relationship. We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all.

We have incurred operating losses of ($767,694) and ($674,824) in years ended December 31, 2010 and 2009, respectively, and we have had working capital deficiencies both years.

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

Developments in 2011

GEC Africa

We continue to develop our relationships in South Africa through our subsidiary GEC Africa which is a joint partnership with Isongo. Representatives of our company demonstrated our MPWS in real time as it produced potable water from several contaminated sources. These demonstrations were performed in the most challenging conditions where rivers look like dark chocolate and E. coli, streptococcus, and other dangerous pathogens are abundant.

Our group met with government officials from municipalities and water processing facilities including, The Department of Water Affairs and The South African Bureau of Standards, which has now agreed to accelerate the registration process for our licensed, proprietary formula, IMS1000. Many public and private entities in Africa are seeking ways to provide safe water without the use of chlorine and our IMS1000 solution will help to accomplish this goal.  We also had discussions with two municipalities for the use of our bio-remediation technology for the processing of bio-solids from their waste water treatment facilities. Additional uses of IMS1000 such as the de-contamination of large bodies of water, vegetable washes, poultry processing plants, and mining water reclamation are currently under discussion.

GEC Africa has now engaged several distributors to market our products and services throughout the continent. This distribution channel under the supervision of GEC Africa is expected to accelerate the development of our coverage and produce sustainable revenue.

GEC Energy Corporation

In March of 2011 we executed a Letter of Intent with Esoft Informatics, Pvt. Ltd. (“Esoft”), of Noida, India for the development of a thermal solar energy project in India and developing a sales channel for our products in India.  The letter of intent contemplates a formation of a subsidiary of our company, GEC Energy Company, which will b e jointly owned by us and Esoft. If we are able to come to terms with Esoft and enter into definitive agreements with Esoft, the joint venture will encompass the development of a six megawatt solar power plant in India which will provide an alternative source of energy for certain regions within India and will allow to establish distribution channels for our environmental restoration technologies throughout India. We cannot provide any assurances that we will be able to enter into definitive agreements with Esoft or that if we do that this will be a profitable business venture for our company, which may ultimately negatively impact our earnings and shareholder value.

Clean Tower Technologies, Inc.

In January of 2011, we formed a wholly subsidiary; CleanTower Technologies, Inc. for the purpose of developing a market for our licensed environmentally safe chemical IMS1000.  The solution is produced under a private label arrangement with our Canadian supplier, EnvirEau Technologies, Inc.  This new company will eventually include a number of affiliates with industry experience to help us build the operation.

Plan of Operation

Management is taking the following steps to create shareholder value and revenue growth for our company: (i) development of global partnerships to create distribution channels for our products; (ii) entering into and exploring a number of strategic partnerships both domestically within the United States and internationally to assist us in the development of our technologies; (iii) expansion of sales and marketing efforts into various markets impacted by environmental issues such as the water cooling tower market; (iv) continual development of proprietary technologies as well as development of new licensing arrangements for technologies that complement our current product offerings; and (v) aggressively pursuing regulatory approval in both the united states and internationally to allow for the use of our products in a broad range of environmental remedial markets.

Our future success is likely dependent on its ability to create profitable growth and attain additional capital to support growth and ultimately our ability to reach profitability and maintain profitability one we have reached that stage. There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations. The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Our Products and Services

Our current portfolio of proprietary and licensed technologies focus on point-of-use water purification systems, and water and soil remediation solutions which meet the long and short term water and soil quality requirements of world markets for residential, commercial, industrial, and emergency applications.  Our current portfolio of technologies includes:

Mobile PureWater System (MPWS)

MPWS is a flexible and mobile water purification system for use in areas where safe and clean drinking water is scarce or affected by natural disasters. It is the most cost effective, transportable; high-volume purified water production system available in the market today and can meet the daily water consummation needs of 5,000 people.

Water Remediation

Our water remediation licensed technology uses the Ionized Mineral Solution IMS1000™ to treat contaminated bodies of water which is Health Canada, NSF and EU certified and approved. It is used for numerous applications including, treating reservoirs, lakes and other large bodies of water. Additionally we can serve large HVAC systems, waste water systems, drilling water de-contamination, and various agricultural applications. It is also a vital component of our MWPS technology. The chemical not only safely cleans the water, but provides the added benefit of keeping water infrastructure delivery systems free of harmful bacteria and biofouling organisms. IMS 1000™ is produced for GEC by Canadian company EnvirEau Technologies.

Soil Remediation

We use a licensed product from HumaClean’s proprietary mixture of several different organic components that breaks down and eliminates contaminants yielding a very high grade organic top soil.

GEC’s expanding portfolio of patented and licensed environmental remediation technologies are specifically targeted at contaminated water and soil environments. We provide site owners, engineers, consultants, governmental agencies, and the academic community unbiased design and cost-effective remediation strategies. Our field-proven biotechnology-based solutions are used around the world to effectively manage complex, challenging environmental liabilities, while saving clients significant time and money. Our technically superior remediation solutions are proven to treat the widest range of organic contaminants by accelerating natural attenuation in water and soil.

Sales Strategy and Distribution Channels

GEC focuses on three market segments to implement its highly focused sales strategy:

•

National, State and Local Municipalities:  GEC works with domestic governmental agencies on the national, state and local levels to provide its remediation technologies for the treatment of soils and groundwater that these agencies oversee.

•

International Organizations: GEC is an affiliate of two Private Partners to the United Nations.  There are only approximately 186 companies with this designation.  Furthermore, the company is committed to working with other international organizations and foreign governments to address the worldwide problem of contaminated water and soil.

•

Private Engineering Firms: GEC is also committed to serving environmental engineering firms with a range of services in support of on-site and in situ soil and groundwater remediation.

Partnership Approach

Our partnership strategy is to engage and enter into strategic partnerships with local companies capable of deploying our technologies in a particular country, region or continent. We believe this strategy helps to develop relationships with local, national and regional regulatory bodies that are interested in deploying our technology while at the same time giving us a local footprint for construction, development and deployment of our technologies at a lower cost point if we were only to operate within the United States. We also review our customer’s processes to identify value added processes, and reduce redundancy.  This process has been an effective way of integrating our process to customer’s needs and has resulted in improving our customer’s relations and integration of our products into international markets.

Competition

The environmental industry is large, competitive and diverse, and is serviced by many companies, including several that have achieved significant market share. We compete with numerous domestic and foreign firms developing and deploying solutions to environmental concerns impacting many regions around the world.  Because of our market’s size and diversity, we do not typically compete for contracts with a discreet group of competitors.  We compete with different companies depending on the type of service and/or geographic area.  Certain of our competitors may have greater manufacturing, financial, research and development and marketing resources.  We also face competition from current and prospective partners that evaluate our capabilities against the merits of manufacturing products internally or licensing our licensed products directly from the manufacturing source.

The main competitors in each market segment are:

Potable Water and Mobile Water Systems

•

Water Chef: US based, WaterChef produces a turnkey solution that produces pure water to meet U.S. EPA drinking water standards via a deployable mobile unit.

•

LifeKeeper:  Sweden based, LifeKeeper provides compact disaster relief equipment which provides electricity, water to drink and water for disinfection and sanitation. The smallest unit will supply emergency drinking water for 300 people on a daily basis.

•

Nirosoft:  Israel based, privately owned company established in 1990, specializes in the design, manufacture, installation, operation and maintenance of advanced water and wastewater treatment systems and services for fixed and mobile applications. According to Nirosoft own sources, the company produced and sold already over 350 trailers mostly for 3rd world countries when the cost was covered by the United Nations and other relief agencies.

•

Global Water Group:  US based, Global Water Group is a manufacturer of water purification, wastewater processing, and wastewater-effluent recycling equipment for municipalities, military, disaster relief agencies, industry, remote villages, homes and new residential and industrial developments. Since 1990, Global has specialized in mobile, self-contained and fixed base water purification systems for disaster relief and military use.

•

General Electric / Zenon :  Zenon is the brand name used by the GE Water & Process Technologies unit of GE Infrastructure, a global supplier of water treatment, wastewater treatment and process systems solutions. For emergency water treatment or temporary mobile water filtration needs, Zenon offers a line of containerized membrane systems.

•

Veolia Environmental Services, a subsidiary of Veolia Environmental Services (VES), is a division of Veolia Environment (VE-NYSE). VES is the world’s largest waste services company, with 92,500 employees in 42 countries generating revenues of 13.6 billion dollars in 2007. Our services to industrial, commercial, municipal and residential customers include:  solid waste management; technical solutions (hazardous waste management); industrial maintenance & cleaning; and waste-to-energy.

•

Tesla / Viwa: Czech Republic based Tesla offers Viwa branded automatic mobile drinking water treatment plant designed as a provisional source of drinking water. The unit represents an integrated system, installed in modified 20ft ISO 1 C container, with a capacity of 5000 liters per hour.

Water Remediation

•

CLEAN-FLO International: focuses exclusively on products, which improve water quality. We have been designing lake aeration and pond aeration systems to improve water quality in ponds, lakes, rivers, reservoirs and wastewater lagoons, since 1970. We have installed thousands of lake and pond aeration systems around the world to reduce aquatic weeds, eliminate algae, eliminate foul taste and odor, eliminate fish kills, improve fish health, reduce organic sediment (muck) and reduce bacteria.

•

China Industrial Waste Management Inc:  is a leading environmental services and solutions provider in China. The company, through its 5 subsidiaries in mainland China, is engaged in collection, storage, treatment, disposal and recycling of industrial wastes, valuable metal extraction and recycling, municipal sewage plant operation, municipal sludge treatment, environmental protection equipment manufacturing and environmental protection consultation. The company currently serves more than 600 customers including fortune 500 companies such as Pfizer, Canon and Panasonic.

•

Kemira Water: is a global expert in both municipal drinking water and wastewater treatment, and in industrial in-process and wastewater treatment. We provide a broad range of both standard and tailor-made products, key application solutions, equipment and services to support customers around the world to obtain desired water quality and increased process efficiency.

Soil Remediation

•

Amerex Companies Inc.: is engaged, through their subsidiaries, in the industrial and hazardous waste management services industry and the environmental remediation and abatement services industry.

•

Intergeo, Inc: Performs soil and groundwater remediation from start to finish, including evaluation of all alternative solutions, design of the remediation system, construction, operation and control / maintenance of the entire procedure

•

The Environmental Soil Management Companies: a member of the D.A. Collins family, provide solutions in contaminated soil remediation and recycling. ESMI utilizes a treatment process called thermal desorption — a technology that permanently destroys hydrocarbons and other organic contaminates.  To achieve this, the contaminated materials are heated in a rotary dryer to temperatures between 350 -1,000 F depending on the type of contaminate. The desorbed contaminants enter the secondary treatment phase where they are heated to above 1500 F. The exiting gas stream is then cooled in an evaporative cooling chamber prior to entering a “bag-house” where any particulates are removed, prior to exiting the treatment process.

Competitive Advantage

We believe our company stands alone from any current competition.  Through our portfolio of technologies we are able to offer their customers a comprehensive solution to their contaminated water and soil problems in an “eco-friendly” manner.  Furthermore, we believe that its extensive governmental relationships both with domestic and international agencies provide the company an advantage in over the competition in access to distribution channels for the Company’s products.

Legal and Regulatory Issues

The laws, rules, and standards applicable to water quality and wastewater cleanup vary widely from country to country. The regulations have a profound impact on all who use water and discharge wastewater. The prevailing trend in recent decades favored stricter regulations, with higher levels of monitoring and penalties. Water testing has become routine; companies can be fined for a full day for a momentary lapse. Thus, operators are more vigilant in ensuring that plant effluents meet the mandated minimum levels.

As a general rule, the richest countries have the most restrictive rules about water quality. In North America, Canada and the United States have strong legislation and high standards, and enforcement is becoming more stringent. Canada's system is relatively decentralized, with authority shared among federal, provincial, and local authorities. In the United States, the Environmental Protection Agency administers primary government directives. Mexico's environmental regulations are considered the weakest of these three North American countries. Regulations in Western Europe are among the toughest in the world. The European Union adopted directives in 1991 vis-a-vis urban and industrial wastewater with deadlines in 2005. In other regions, rules are uneven and enforcement is non-existent or spotty. Along with others, we see a general trend toward stricter laws and improved enforcement.

Reliance on Strategic Partners and Licensors

We rely heavily on strategic partners to deploy our product offering and licensors to continue to license to us their proprietary technologies which are either a main product offering comprising our suite of product offerings or are a main component of our own proprietary technology. If we are unable to continue these strategic partnerships or license our products from our licensors it could have a negative impact on our operations, our potential sources for revenue and such shareholder value that could result from such relationships.

Personnel

At December 31, 2010, we employed a total of 4 people. No employees are covered by a collective bargaining agreement.

Financial Information About Industry Segments

Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2010, we only had one sale of our MWPS technology. As such, we evaluate current operations as one segment and do not report segment information.

Item 1A.  Risk Factors.

Going-Concern Opinion of our Financial Statements:

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company had a net losses of ($1,522,855) used $(47,976) in cash from operations and had a total stockholder’s deficit of ($3,706,690) and a working capital deficit of ($3,769,025) for the year ended December 31, 2010; Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to begin to generate positive cash flow from operations.

Limited Operating History of Present Business:

Our prospects must be considered in light of the risks, expenses, difficulties and problems frequently encountered in transitioning a company into new business opportunities.

Risks, uncertainties and factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the following:

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

•

The ability to develop our products and services and to penetrate existing and new markets; and

•

Technological developments and changes in the industry

Risk Associated with Expansion:

Our growth strategy may include future mergers or acquisitions, or expansion of services and products offered. There can be no assurance that management will successfully integrate our “refocused” operations with those that may be acquired or established in the future and effectively manage the combined enterprise. There will be a need to limit overhead as additional operations may be acquired while still maintaining sufficient staff. Failure to do so would have a materially adverse effect on our business, financial condition and results of operations See Item 1. Business - Plan of Operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

The principal executive office of the Company is located at 96 Park Street, Montclair, New Jersey 07042 75254. Approximately 1,000 square feet of leased premises are at this location. The rent is approximately $13,000 per year. The lease expires in January 2013.

Item 3. Legal Proceedings.

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

Waterville Associates .  We entered into a consulting service agreement with Waterville Associates on March 20, 2007. The agreement called for certain services by Waterville Associates which included: (a) posting information about us on their web site; (b) production of an 8 to 10 page research report providing data on us; and (c) assisting us in the creation of capital to implement our business plan.  We agreed to compensate Waterville for their services by issuing shares of our common stock as these services were performed.  We have not received any of the services by Waterville as outlined in the agreement.  Waterville is seeking a claim for compensation as provided for in the agreement. Although we believe that the lawsuit is without merit we have determined that based on the potential legal fees to mount a defense, especially given the venue of the proceedings it was better to settle this litigation.  Therefore we issued Waterville 2,000,000 shares of Restricted Stock Common Stock as settlement in full.

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

Market Connexxions. In January 2005, we entered into a Promissory Note with Market Connexxions, LLC in the amount of $229,365.00.  We have asserted inconsistencies in the terms and conditions of the agreement but had in good faith agreed to settle the Note by issuing shares of our common stock to the holder of the Note. The principal of the Note holder ended what we believed to be meaningful negotiations and commenced litigation. However in December 2010, we re-started settlement discussions and all litigation has been suspended pending this resolution.

Item 4. [Removed and Reserved.]

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the OTCQB. The table below lists the high and low bid prices for each quarter of the last two fiscal years:*

Fiscal 2010:	Low	High
First Quarter	$0.008	$0.09
Second Quarter	0.005	0.012
Third Quarter	0.008	0.022
Fourth Quarter	0.0159	0.037

Fiscal 2009:
First Quarter	$0.01	$0.03
Second Quarter	0.01	0.02
Third Quarter	0.01	0.03
Fourth Quarter	0.01	0.02

*These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and thus may not represent actual transactions.

Information Relating to Our Voting Securities

Common Stock

Shares of Common Stock are our only voting securities..  Holders of the Common Stock are entitled to one vote on all matters presented to stockholders for each share registered in their respective names. As of March 30, 2011, there were 396,841,646 shares of Common Stock outstanding. The Series A and Series B Preferred Stock has no voting rights.

At December 31, 2010, there were approximately 1,925 holders of record of the common stock shares of the company.

We have not paid any dividends on its common stock shares and anticipate that future earnings, if any, will be retained to finance future growth.

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

•

They pay non-cumulative dividends at the rate of 5.00% per annum;

•

They have a liquidation preference of $14.64 per share;

•

They have no voting rights, sinking fund provisions or redemption rights; and

•

They are convertible into Common Shares on a one-for-one basis.

•

The holder of the preferred shares will have the right and option with the conversion. A required conversion at the Company’s election will occur if either of the following events takes place:

•

When or if the Company's Common Stock is accepted for trading in the NASDAQ National Marketing System or similar exchange; and

•

When or if the Company's Common Stock is publicly traded at a price equal to $14.64 per share or more.

When or if the Company's Common Stock is accepted for trading in the NASDAQ National Marketing System, the Company will obtain conversion rights with respect to the preferred stock.

Recent Sales of Unregistered Securities

For the years ending December 31, 2010 and 2009, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

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

In February 2009, 1,000,000 shares of common stock were issued to Letta Gorman, as a retainer for consulting fees totaling $10,000.  The issuance was composed of 900,000 restricted shares and 100,000 non-restricted shares that were valued at $0.01 per share and represent the closing market price of our stock at the date the Board of Directors approved the issuance of stock in February 2009.

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

In February 2009, 1,750,000 shares of common stock were issued in settlement for the $17,500 debt to Rex Draughn, CPA a third party for accounting services performed prior to 2008. The shares are to be held in escrow by an attorney for years during which the GECO or our designee will have the right to purchase all or part or the shares from the third party. The 1,750,000 shares were valued at $0.01 per share.

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

In May 2009, we authorized the issuance of 500,000 shares of its common stock from its non-statutory Stock Plan to Letta Gorman, whose group is our grant writing and business development team.  The shares were issued at a price of $0.009 per share representing expenses due and to become due to Gorman for the months of May, June, July, August and September of 2009 at a rate of $900.00 per month.  The stock had a market value at the time of issuance of $0.0089 per share.

 In August 2009, we authorized the issuance of 500,000 shares of its common stock from its non-statutory Stock Plan to Robert Dennett, for payment of accrued accounting services totaling $10,000.  The 500,000 shares were valued at $0.02 per share. Our closing market price for our stock at the time of the Board approval was $0.02 per share.

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

In August 2009, Autocorp Acquisition Partners, the holder of preferred stock of the company, converted 1,936,856 shares of our Series A Preferred Stock into 19,368,560 shares of common stock at a conversion ratio of 10 to 1.

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

In February 2010 we issued 5,000,000 shares of common stock to Joseph Battiato for consulting services he performed for us.  Mr. Battiato is also our Chairman.

In February 2010 we issued 12,000,000 shares common stock to Peter Ubaldi, our President & CEO for employment compensation for the 12 month period ending 12/31/2009. Mr. Ubaldi’s employment contract is $250,000 per year and the Company has been unable to pay this amount in cash.  Mr. Ubaldi agreed to accept shares of our common stock as payment in lieu of cash.  The average share price per month over the 12 month period would have required a stock issuance of 17,811,000 but Mr. Ubaldi agreed to accept 12,000,000 shares as payment in full.

In February 2010, we issued 2,000,000 shares of common stock to William Merritt for consulting services he has performed for us.

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

On November 22, 2010 the company issued 135,416 shares of its common stock to Thomas Darcey for services in connection with our demonstration and the promotion of the Mobile PureWater System (”MPWS”) on October 9, 2010.  His services, in addition to promotion, included finding a site, preparation of the location and advertising to find prospective attendees. .

On November 22, 2010 the company issued 93,750 shares of its common stock to Ronald Baslow for his work in editing the footage taken at the MPWS event on October 9, 2010 and producing the two videos for our web site.

On November 22, 2010 the company issued 112,500 shares of its common stock to Jessica Jones for her work in writing, producing, directing and performing in the final video used on the Company web site and additional footage for sales presentations..

On November 22, 2010 the company issued 100,000 shares of its common stock to Christopher Martin for consulting services in connection with our efforts in expanding international relationships, system development and the production of promotional material..

On November 22, 2010 the company issued 15,568,925 shares of its common stock to Peter Ubaldi for payment of unpaid wages from January 2010 through October 2010. Mr. Ubaldi’s Employment Contract called for the payment of $208,333 for the 10 month period and we were unable to pay this amount in cash.  Mr. Ubaldi agreed to accept shares of our common stock in lieu of the required cash payment.  The average share price per month for this period would have required a stock issuance of 20,757,727.  However, Mr. Ubaldi agreed to a 25% reduction and was issued 15,568,925 as settlement in full.

On November 22, 2010 the company issued 750,000 shares of its common stock to Michael Madison for the conversion of  a note payable dated  November10, 2009, in the amount of  $7,500.

On December 6, 2010, the company issued 2,000,000 shares of its common stock to Waterville Investment Research per a settlement agreement dated September 23, 2010.

On December 6, 2010, the company recorded the issuance of 3,000,000 shares of its common stock to Efund Capital Partners for services.

Subsequent Sales of Unregistered Securities

On January 25, 2011, we issued 1,072,100 shares to Advent Consulting Group, LLC in exchange for business and financial consulting services performed from July 1, 2010 to December 31, 2010 pursuant to a consulting agreement we entered into with Advent Consulting Group, LLC on January 1, 2010. The stock issued to Advent was issued at an average price of $0.023 per share.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements contained in this Form 10-K for the period ended December 31, 2010 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Global Ecology Corporation (collectively, with its subsidiaries, “us,” “our,” “GECO” or the “Company”) with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, we also provide forward-looking statements in other materials that we release to the public or file with the United States Securities and Exchange Commission, or the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in our quarterly reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to our operations and the business environment in which we operates, which may cause its actual results to be materially different from any future results, express or implied, by such forward-looking statements. Statements in this annual report and the exhibits to this report should be evaluated in light of these important risks, uncertainties and factors. We are not obligated to, and undertake no obligation to publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

This Annual Report and other Annual Reports of Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC’s website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on GECO’s website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material GECO files with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

We changed our name to Homeland Security Network, Inc. on March 1, 2005 to reflect the direction of a new course of business. HSNI targeted markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. During the period from March, 2005 until the end of 2007, we provided the GPS tracking industry with state-of-the-art software, as well as low cost tracking hardware, and the ability to offer a cost-effective data transmission fee

In the fourth quarter of 2007, we began investing in a new industry and we secured distribution rights to a patented water restoration technology, which represented a substantial opportunity global water purification market. Our company has proposed the use of its services in the United States and several foreign counties. In August 2008 we changed our name from Homeland Security Network, Inc. to Global Ecology Corporation to better reflect our direction and industry focus.

We have supported a number of events at the United Nations and have established ourselves as a strategic partner with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations. Peter Ubaldi, our President and Chief Executive Officer has been appointed as Chairman of IREO’s Water Restoration Committee. We have proposed our remediation technology for contaminated bodies of water and for the remediation of soil in South America, Central America, the Philippines, Africa and the United States as part of its expanding marketing efforts.

We entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our initial belief was that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that has occurred in the City of Juarez and the surrounding area has taken the government officials’ focus away from the building and expansion of their farmlands. This has directly impacted potential orders.   Nevertheless, discussions are in progress with potential buyers.  We have advanced $780,000 to the venture.  The terms of the agreement call for the initial revenue to be used to repay the advance; however, we can allow a portion of the repayment to be left in the venture for working capital if we desire.  Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore they have decided to reserve $780,000 for potential impairment of the asset. As of December 31, 2010 the net carrying value of this asset is $0.

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the “JV Company”)  with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile PureWater System (“MPWS”) and our ionized mineral solution, IMS1000.  Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories.

As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000.  The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide.  There will be minimum sales volume requirements for the continuation of the relationship.We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all.

We have incurred operating losses of  $(767,694) and $($674,824) in years ended December 31, 2010and 2009, respectively, and we have had working capital deficiencies both years.

Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company had a net losses of $(1,522,855), used $(47,976) in cash from operations and had a total stockholder’s deficit of $(3,706,690) and a working capital deficit of ($3,769,025) for the year ended December 31, 2010; Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to begin to generate positive cash flow from operations.

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

Developments in 2011

GEC Africa

We continue to develop our relationships in South Africa through our subsidiary GEC Africa which is a joint partnership with Isongo. Representatives of our company demonstrated our MPWS in real time as it produced potable water from several contaminated sources. These demonstrations were performed in the most challenging conditions where rivers look like dark chocolate and E. coli, streptococcus, and other dangerous pathogens are abundant.

Our group met with government officials from municipalities and water processing facilities including, The Department of Water Affairs and The South African Bureau of Standards, which has now agreed to accelerate the registration process for our licensed, proprietary formula, IMS1000. Many public and private entities in Africa are seeking ways to provide safe water without the use of chlorine and our IMS1000 solution will help to accomplish this goal.  We also had discussions with two municipalities for the use of our bio-remediation technology for the processing of bio-solids from their waste water treatment facilities. Additional uses of IMS1000 such as the de-contamination of large bodies of water, vegetable washes, poultry processing plants, and mining water reclamation are currently under discussion.

GEC Africa has now engaged several distributors to market our products and services throughout the continent. This distribution channel under the supervision of GEC Africa is expected to accelerate the development of our coverage and produce sustainable revenue.

GEC Energy Corporation

In March of 2011 we executed a Letter of Intent with Esoft Informatics, Pvt. Ltd. (“Esoft”), of Noida, India for the development of a thermal solar energy project in India and developing a sales channel for our products in India.  The letter of intent contemplates a formation of a subsidiary of our company, GEC Energy Company, which will b e jointly owned by us and Esoft. If we are able to come to terms with Esoft and enter into definitive agreements with Esoft, the joint venture will encompass the development of a six megawatt solar power plant in India which will provide an alternative source of energy for certain regions within India and will allow to establish distribution channels for our environmental restoration technologies throughout India. We cannot provide any assurances that we will be able to enter into definitive agreements with Esoft or that if we do that this will be a profitable business venture for our company, which may ultimately negatively impact our earnings and shareholder value.

Clean Tower Technologies, Inc.

In January of 2011, we formed a wholly subsidiary; CleanTower Technologies, Inc. for the purpose of developing a market for our licensed environmentally safe chemical IMS1000.  The solution is produced under a private label arrangement with our Canadian supplier, EnvirEau Technologies, Inc.  This new company will eventually include a number of affiliates with industry experience to help us build the operation.

Plan of Operation

Management is taking the following steps to create shareholder value and revenue growth for our company: (i) development of global partnerships to create distribution channels for our products; (ii) entering into and exploring a number of strategic partnerships both domestically within the United States and internationally to assist us in the development of our technologies; (iii) expansion of sales and marketing efforts into various markets impacted by environmental issues such as the water cooling tower market; (iv) continual development of proprietary technologies as well as development of new licensing arrangements for technologies that complement our current product offerings; and (v) aggressively pursuing regulatory approval in both the united states and internationally to allow for the use of our products in a broad range of environmental remedial markets.

Our future success is likely dependent on its ability to create profitable growth and attain additional capital to support growth and ultimately our ability to reach profitability and maintain profitability one we have reached that stage. There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations. The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Employees

At December 31, 2010, we had employed a total of 5 people. No employees are covered by a collective bargaining agreement.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company had a net losses of $(1,522,855), used $(47,976) in cash from operations and had a total stockholder’s deficit of $(3,706,690) and a working capital deficit of ($3,769,025) for the year ended December 31, 2010; Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to begin to generate positive cash flow from operations.

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

If the additional financing or arrangements cannot be obtained, we would be materially and adversely affected and there would be substantial doubt about GECO’s ability to continue as a going concern. The   financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if we become unable to continue as a going concern.

Revenues

Product Sales:

For the year ended December 31, 2010 revenues from product sales were $0 as compared to $13,030 for the same period in 2009, primarily because the Company elected to concentrate its efforts into developing water treatment and soil remediation technology.

Other Income:

For the year ended December 31, 2010 revenue from sources categorized as other income was $153, 935 compared to $740,950 for the same period in 2009. These amounts are due to the write off of certain accounts payable that were older than 4 years old as a result in the implementation of a company policy to write off inactive accounts that are older than four years old. All accounts were reviewed by management to ensure non activity and age.

Cost of Sales

Operating Expenses

Operating expenses incurred were $643,138 and $648,976, respectively, for the year ended December 31, 2010 and 2009.

Significant expenditures for operating expenses for the year ended December 30, 2010 and 2009 were:

	For the Year Ended
	December 31,
	2010	2009
Compensation and benefits	$281,654	$338,032
Office occupancy and equipment	13,124	84,463
Professional and consulting fees	304,079	139,321
Sales development	1,908	216
Depreciation and amortization	23,337	59,203
Other debt settlement fees	-	5,000
Other operating expense	19,036	22,561
Total expenses	$643,138	$648,796

Compensation and benefits decreased by $56,378 for the year ended December 31, 2010 as compared to the previous year primarily due to a decrease in staff and the related employee benefits expense.

Office, occupancy and equipment decreased by $71,339for the year ended December 31, 2010 as compared to the previous year primarily due to an increase in rent and associated rent expense as a result of opening a new office in Keasbey, NJ offset by a decrease in rent and associated rent expense as a result of moving to less expensive space in Richardson Texas.

Professional and consulting fees Increased by $164,758 for the year ended December 31, 2010, as compared to the previous year primarily due to increased needs related to legal council, accounting fee requirements, and consulting fees mostly related to SEC compliance.

Depreciation and amortization expense decreased by 35,866 for the year ended December 31, 20010 as compared to the previous year due to the depreciation of leasehold improvements made to the Keasbey, NJ office in 2008 and amortization of capitalized software acquired in September 2007.

The sales development and marketing expenses increased by $1,692 for the year ended December 31, 2010 as compared to the previous year due to the Company entering the water purification industry and aggressively pursuing this business during 2009 and decreasing in 2010.  The Company utilizes the services of several consultants to establish business relationships which include foreign governments, domestic government agencies, and partnerships with United Nations groups and humanitarian organizations.

Other debt settlement fees decreased by $5,000 for the year ended December 31, 2010 as compared to the previous year due to the Company incurring additional fees related to the settlement of notes by common stock in 2009

Interest Expenses

Interest expense increased by $11,187 for the year ended December 31, 2010 as compared to the previous year primarily due to the increase debt raised in 2010.

Liquidity

Our   financial statements have been prepared on the assumption that we will continue as a going concern. Management is seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The funding should alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of our efforts to achieve profitability. Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.  Management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency.

Due to recurring operating losses and our current working capital deficit, there is a need to obtain additional funding of working capital for us to operate as a going concern. We incurred operating losses of $1,547,694 and net losses of  $(1,522,855 for the year ended December 31, 2010. In 2010, we have been able to minimally sustain its working capital needs based on capital derived primarily from:  issuances of additional common stock and notes payable. .

Our cash flows from operating, investing and financing activities, as reflected in the   statements of cash flows, are summarized in the following table:

	2010	2009
Net cash provided (used) in operating activities	$ (47,976)	$ (133,542)
Net cash used in investing activities	-	-
Net cash provided by financing activities	271,081	135,320
Net increase (decrease) in cash	223,105	1,778
Cash beginning of the period	2,635	857
Cash end of the period	$ 225,740	$ 2,635

Net cash used in operating activities for the year ended December 31, 2010 increased by $85,566 from cash used in operations for the previous year ended due primarily from the issuance of common stock for services. The operating loss of $(1,547,694) for the year ended December 31, 2010 included the following non cash items:

Non cash expenses for the year ended December 31, 2010
Depreciation and amortization	23,337
Common stock issued for services and compensation	712,806
Common stock issued for debt settlement	-
Beneficial conversion expense	124,556
Reserve for asset impairment	780,000
Gain on cancellation ion of debt	(153,935)
Total none cash expenses	1,486,764

Accounts payable and other accrued expenses decreased by $95,774, primarily due to the settlement of certain liabilities through the issuance of common stock and the write off of liabilities that are older than four years old (per adopted company policy.

Net cash used by investing activities for the year ended December 31, 2010 remained unchanged at $0.

Net cash provided by financing activities increased by $135,761 for the year ended December 31, 20010 compared to the prior year due to increased borrowing in 2010.

Market for Common Stock; Volatility of Prices

There has been a limited public trading market for shares of our common stock. There can be no assurance that a regular trading market for our common stock will ever develop or, if developed, that it will be sustained. The market price of our common stock could also be subject to significant fluctuations in response to such factors as variations in the anticipated or actual results of our operations or other companies in the business of environmental restoration , changes in conditions affecting the economy generally, analyst reports, general trends in industry, and other political or socioeconomic events or factors.

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

Due to the current uncertainty of realizing the benefits of the tax net carry loss carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon our ability to generate taxable income during future periods, which is not assured.

Indemnification of Directors and Officers

Subject to and subsequent to an appointment or election as an officer or director, we provide contractual indemnification.

We also agree to indemnify the positions of directors and officers as follows: A director or officer shall not be liable for any claim or demand on account of damages in any manner. We agree to indemnify and hold directors or officers, without limitation, harmless from any and all damages, losses (which shall include any diminution in value), shortages, liabilities (joint or several), payments, obligations, penalties, claims, litigation, demands, defenses, judgments, suits, proceedings, costs, disbursements or expenses of any kind or nature whatsoever, specifically including without limitation, fees, disbursements and expenses of attorneys, accountants and other professional advisors and of expert witnesses and cost of investigation and preparation. A director or officer will be indemnified from any decision or action taken prior to his or her hire date as

Stock-Based Compensation

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Global Ecology Corporation

96 Park Street

Montclair, NJ  07042

We have audited the accompanying balance sheets of Global Ecology Corporation as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Ecology Corporation as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the period ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Global Ecology Corporation will continue as a going concern. As discussed in Note 4, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4.  The financial statements do not include adjustments that might result from the outcome of these uncertainties.

/s/W.T. Uniack & Co., CPA’s P.C.

Woodstock, Georgia

March 30, 2011

GLOBAL ECOLOGY CORPORATION
Consolidated Balance Sheet
as of December 31,

	2010	2009
Assets
Current Assets
Cash	$ 225,740	$ 2,635
Accounts receivable – trade	-	-
Inventories	-	-
Total current assets	225,740	2,635

Property, plant and equipment, net of accumulated depreciation	-	-
Capitalized software, net of accumulated amortization	40,835	64,173
Other intangible assets	21,500	21,500
Investment in joint venture	780,000	780,000
Reserve for impairment of Investment in joint venture	(780,000)	-
Other long-term assets	-	1,124
Total Assets	$ 288,075	$ 869,432

Liabilities and Shareholders' Deficit
Accounts payable and accrued liabilities	$ 649,194	$ 589,616
Accounts payable and accrued liabilities to related parties	481,259	636,752
Current portion of notes payable and advances related parties	1,062,698	1,007,245
Current portion of notes payable	1,635,529	1,249,901
Line of credit	166,085	237,116
Total current liabilities	3,994,765	3,720,630

Long term notes payable, net of current portion	-	170,000
Total Liabilities	3,994,765	3,890,630

Shareholders' Deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,150,000 issued and outstanding	2,150	2,150
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, par value $.001; 500,000,000 shares authorized, 3,95,769,546 and 3,488,595,585 shares issued and outstanding, respectively'	395,770	348,860
Additional paid-in-capital	25,543,385	24,752,932
Accumulated deficit	(29,248,255)	(27,725,400)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(3,706,690)	(3,021,198)
Total liabilities and shareholders’ deficit	$ 288,075	$ 869,432

The accompanying notes are an integral part of these   Financial Statements.

GLOBAL ECOLOGY CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31

	2010	2009

Sales	$ 0	$ 13,030
Cost Of Goods Sold	-	39,058
Gross Profit	0	(26,028)

General And Administrative	180,332	219,667
Shares issued for Services	462,806	429,129
Beneficial Conversion Expense	124,556	-
Net Profit / (Loss) From Operations	(767,694)	(674,824)

Other Income / (Expenses)	153,935	742,857
Impairment of Asset (see note 9)	(780,000)	-
Interest Expense	(129,096)	(117,909)
Net Profit / (Loss) Before Income Taxes	(1,522,855)	(49,876)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (1,522,855)	$ (49,876)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	374,012,183	329,631,151

Net Profit / (Loss) per common share	$ (0.004)	$ (0.000)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	364,151,298	319,454,651

Diluted, Net Profit / (Loss) per common share	$ (0.004)	$ (0.000)

The accompanying notes are an integral part of these   Financial Statements.

GLOBAL ECOLOGY CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Deficit)
December 31, 2010

	Common Stock		Preferred Stock – Series A		Preferred Stock – Series B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	310,402,717	$ 310,403	4,086,856	$ 4,087	1,621,642	$352,643	1,817,000	$ (399,740)	$ 23,955,181	$ (27,675,524)	$ (3,452,950)
Common Stock issued for Service	12,216,666	12,217							404,412		416,629
Common Stock issued for Debt forgiveness	3,750,000	3,750							48,750		52,500
Common Stock issued for Financing Fee	500,000	500							4,500		5,000
Stock Issued for Collateral	1,000,000	1,000							6,500		7,500
Conversion of Preferred A to Common	19,368,560	19,369	(1,936,856)	(1,937)					(17,432)		-
Conversion of Preferred B to Common	1,621,642	1,622			(1,621,642)	(352,643)			351,021		0
Net loss										(49,876)	(49,876)
Balance at December 31, 2009	348,859,585	348,860	2,150,000	2,150	-	-	1,817,000	(399,740)	24,752,933	(27,725,400)	(3,021,197)
Battiato Consulting	5,000,000	5,000							65,000		70,000
Ubaldi 2009 Pay 250K	12,000,000	12,000							238,000		250,000
BBK Consulting	2,000,000	2,000							26,000		28,000
Larry Wolfe Consulting	2,300,000	2,300							20,700		23,000
Sherlock Consulting	2,100,000	2,100							18,900		21,000
Shares issued to Advent	1,750,000	1,750							33,250		35,000
Shares issued to Darcey	135,416	135							3,765		3,900
Shares issued to Baslow	93,750	94							1,406		1,500
Shares issued to Jones	112,500	113							1,688		1,800
Shares issued to Martin	100,000	100							2,300		2,400
Shares issued to Ubaldi	15,568,295	15,568							192,432		208,000
Shares issued to Madison	750,000	750							7,456		8,206
Shares issued to Waterville	2,000,000	2,000							28,000		30,000
Record

efund shares	3,000,000	3,000							27,000		30,000
Beneficial conversion Feature									124,556		124,556
Net loss										(1,522,855)	(1,522,855)
Balance at December 31, 2010	395,769,546	$ 395,770	2,150,000	$ 2,150	-	-	1,817,000	$(399,740)	$25,543,385	$ (29,248,255)	$ (3,706,690)

The accompanying notes are an integral part of these   Financial Statements.

GLOBAL ECOLOGY CORPORATION
Consolidated Statements of Cash Flows
for the years ended December 31,

	2010	2009
Cash flows from operating activities:
Net loss	$ (1,522,855)	$ (49,876)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	23,337	59,203
Common stock issued for services and compensation	462,806	429,129
Common stock issued for debt settlement	250,000	52,500
Beneficial conversion expense	124,556	-
Reserve for asset impairment	780,000	2300
Gain on cancellation ion of debt	(153,935)	(740,950)

Changes in:
Accounts receivable	-	5,978
Inventories	-	25,409
Other assets	1,124	0
Accounts payable and other accrued expenses (net of settlement of rent for long-term assets	(13,009)	82,765
Net cash provided (used) in operating activities	(47,976)	(133,542)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Borrowing (repayment) under line of credit		-
Advances from related parties	55,453	15,320
Proceeds from notes payable	215,628	120,000
Net cash provided by financing activities	271,081	135,320

Net increase (decrease) in cash	223,105	1,778
Cash beginning of the period	2,635	857
Cash end of the period	$ 225,740	$ 2,635

The accompanying notes are an integral part of these   Financial Statements.

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

 The use of the words “we,” “us,” “our” “GECO” or “the Company” refers to Global Ecology Corporation and its subsidiaries, except where the context otherwise requires.

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

We have supported a number of events at the United Nations and have established ourselves as a strategic partner with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations.  Peter Ubaldi, our President and Chief Executive Officer has been appointed as Chairman of IREO’s Water Restoration Committee. We have proposed our remediation technology for contaminated bodies of water and for the remediation of soil in South America, Central America, the Philippines, Africa and the United States as part of its expanding marketing efforts.

We entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our initial belief was that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that has occurred in the City of Juarez and the surrounding area has taken the government officials’ focus away from the building and expansion of their farmlands. This has directly impacted potential orders.   Nevertheless, discussions are in progress with potential buyers.  We have advanced $780,000 to the venture.  The terms of the agreement call for the initial revenue to be used to repay the advance; however, we can allow a portion of the repayment to be left in the venture for working capital if we desire.  Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore they have decided to reserve $780,000 for potential impairment of the asset. As of December 31, 2010 the net carrying value of this asset is $0.

We have incurred net losses in the years ended December 31, 2010 and 2009 and we have had working capital deficiencies in both periods.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

Also, there can be no assurance that additional funding will be available when needed or, if available, that its terms will be favorable or acceptable. We are also seeking to renegotiate certain liabilities in order to alleviate the working capital deficiency.

If the additional financing or arrangements cannot be obtained, we would be materially and adversely affected and there would be substantial doubt about our ability to continue as a going concern. The   financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

2. Basis of Presentation

The financial information presented in this report comprises the audited financial statements as of and for the years ended December 31, 2010 and 2009.

We have prepared the accompanying financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

Revenue Recognition

We previously recognized revenue related to our GPS tracking business principally on two types of transactions – sales of products and wireless communication service fees. The products sold and bundled in the product offering include a radio transmitter, hosted software, and a data transmission network. Revenue arrangements were accounted for under EITF No. 00-21: Prior to the end of December 31, 2009, we discontinued the GPS operation and as such no revenue related to this business segment has occurred during the quarter ended December 31, 2010.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

Accounts Receivable

Accounts receivable relating to our tracking device segment consists of payments due from users of the products.  In the normal course of business, we monitor the financial condition of our customer base.  As of December 31, 2010 and December 31, 2009, the Company has recorded a provision for uncollectible accounts of $133,250 and $133,250, respectively, related to a long-outstanding balance. The account deemed uncollectible relates to an individual customer; we have a note payable outstanding to an affiliated entity (Riverside Corporation) of the customer with a principal balance of $141,875 and $141,875 as of December 31, 2010 and December 31, 2009, respectively. As the note payable terms do not have a right of offset, we have reserved the balance in full in accordance with its own accounting policies; however, we believe we have a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

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

Capitalized Software

We capitalize certain computer software costs, after technological feasibility has been established.  These costs are amortized utilizing the straight-line method over the software’s economic life, which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the development of applications.  For the years ended December 31, 2010 and 2009, no expenditures relating to application development were capitalized by our Company.

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

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

Investment in Joint Venture

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of December 31, 2010 we advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore they have decided to reserve $780,000 for potential impairment of the asset. As of December 31, 2010 the net carrying value of this asset is $0.

Deferred financing costs

We capitalize costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments.

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2010, we had a net operating loss carry forward of $(29,248,255) and a deferred tax asset of $9,944,407 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $9,944,407.

December 31, 2010
Deferred Tax Asset	$ 9,944,407
Valuation Allowance	(9,944,407)
Deferred Tax Asset (Net)	$ -

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

Fair Value of Financial Instruments

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) (now contained in FASB Codification Section 825-10-65, Fair Value Measurements and Disclosures-Overall-Transition and Open Effective Date Information), which addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes. The FASB Codification Section 825-10-65 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company’s adoption of the required portions of FASB Codification Section 825-10-65 as of January 1, 2008 did not have a material impact on the Company’s financial position, results of operations and cash flows. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2,  Effective Date of FASB Statement No. 157  (“FSP 157-2”), permitting entities to delay application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items recognized or disclosed at fair value on a recurring basis. The Company adopted the application of FASB Codification Section 825-10-65to non-financial assets and liabilities effective January 1, 2009; this did not have a material effect on the Company’s financial condition or results of operations.

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

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

At December 31, 2010, our assets and liabilities reported at fair value utilizing Level 1 inputs include cash and cash equivalents. For these items, quoted current market prices are readily available. We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

The following table presents information about the Company’s fair value hierarchy for financial assets as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and Cash Equivalents	$ 225,740			$ 225,740
Total	$ 225,740			$ 225,740

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

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

We adopted FASB Codification Topic 718 using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of FASB Codification Topic 718, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of FASB Codification Topic 718. Results from prior periods have not been restated and do not include the impact of FASB Codification Topic 718. For the years ended December 31, 2010 and year ended December 31, 2009, we recognized no stock-based compensation expense under FASB Codification Topic 718 relating to employee and director stock options, restricted stock units or the employee stock purchase plan.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards , which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to FASB Codification Topic 718. This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FASB Codification Topic 718. Due to the Company’s historical net operating losses, the Company has not recorded the tax effects of employee stock-based compensation and has no APIC pool. Prior to the adoption of FASB Codification Topic 718, all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the   Statement of Cash Flows. FASB Codification Topic 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of December 31, 2010.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

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

We adopted FIN 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN48. During the years ended December 31, 2010 there were no changes in our unrecognized tax benefits and we had no accrued interest or penalties as of December 31, 2010.

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

4. Going Concern Uncertainty

We have incurred net losses in the years ended December 31, 2010 and year ended December 31, 2009 and we have had working capital deficiencies both periods.

Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company had a net losses of $(1,522,855), used $47,976 in cash from operations and had a total stockholder’s deficit of ($3,706,690) and a working capital deficit of ($3,769,025) for the year ended December 31, 2010; Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to begin to generate positive cash flow from operations.

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

If the additional financing or arrangements cannot be obtained, we would be materially and adversely affected and there would be substantial doubt about our ability to continue as a going concern. The   financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

5. Income (Loss) Per Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At December 31, 2010 the Company had outstanding common shares of 395,769,546 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2010 were 374,012,183 As of December 31, 2010 the Company had outstanding preferred shares which would have been assumed to be converted and have a dilutive effect of $21,500,000 common shares  For the years ended, December 31, 2010 and 2009, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in those periods.

6. Property, Plant and Equipment

We had no property, plant and equipment as of December 31, 2010 and December 31, 2009:

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

Capitalized software costs and accumulated amortization were as follows as of December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009
Software development costs	$116,682	$116,682
	(75,847)	(52,509)
Capitalized Software, net	$40,835	$64,173

Expected future capitalized software amortization expense for the years ending December 31st is as follows.

Year	Amount
2011	$ 23,335
2012	$ 17,500
Total	$ 40,835

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

8.  Other Intangible Assets

On June 6, 2008, we acquired a mobile water purification plant and computerized ballast water distribution system from Robert Elfstrom. We agreed to purchase these assets in consideration for 1,000,000 shares of the Company’s common stock to be issued as follows: 100,000 shares upon the execution of the Bill of Sale and the remaining balance of shares to be issued in increments of 300,000 shares each time we accumulate net revenues of $2,000,000 from the utilization of the technology. We initially recorded the asset at the fair value of the full 1,000,000 shares at the date of the sale, which was $215,000, and recorded a liability for the remaining 900,000 shares to be issued.  As of December 31, 2010, no revenues had been generated from this technology and thus no additional shares had been issued. We determined that it was more appropriate to reverse the liability for the remaining contingent shares and to reduce the value of the assets to the fair value of the 100,000 shares issued at execution of the agreement, or $21,500.  If and when the remaining shares are issued, they will be recorded as a royalty expense. However, during 2009 a dispute had arisen with Mr. Elfstrom concerning his performance under this arrangement which we felt would directly impact the success of the System.  All unpaid compensation whether in stock or fees has been withheld pending final negotiation with Mr. Elfstrom. We have also made arrangements with a manufacturing/ joint venture partner for the production of our own Mobile PureWater System (“MPWS”) which is now being demonstrated in Nigeria and has been offered to several relief agencies. The next generation of the MPWS has been completed by the same manufacturer and is being test in New Jersey.

9.

Investment in Joint Venture and Other

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of December 31, 2010 we advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore they have decided to reserve $780,000 for potential impairment of the asset. As of December 31, 2010 the net carrying value of this asset is $0.

10.   Notes Payable to Related Parties

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of December 31, 2010, $191,403 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with an entity affiliated with our chief executive officer in the amount of $91,874 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As December 31, 2010, $128,609 is outstanding on the note payable.

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

On February 17, 2010 we entered into a note agreement with our chief executive officer for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the years ended December 31, 2010 we recognized a expense for the beneficial conversion feature in the amount of $1,071. As of December 31, 2010, $2,580 is outstanding on the note payable.

On February 17, 2010 we entered into a note agreement with Joseph Batiatto, our director, for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the years ended December 31, 2010 we recognized a expense for the beneficial conversion feature in the amount of $1,393.  As of December 31, 2010, $3,421 is outstanding on the note payable.

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances are recorded as a liability on the Company’s balance sheet. These amounts are loaned to the Company without any formal note agreement and do not bear interest. They are payable on demand. As of December 31, 2010 we have recorded a liability of $823,199 for such related party advances.

11.  Notes Payable

On November 23, 2004, the company entered into four promissory notes with an unaffiliated third party totaling $166,084. Three notes bear interest at 13.75% per annum interest and the fourth note bears interest at 9.50% per annum. As of December 31, 2010, $300,794 is outstanding on the note payable.

In 2005, we obtained funds under a financing arrangement from Market Connexxion. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital. The note is in default.  The holder of the note had originally agreed to settle the balance due and the related accrued interest for shares of our common stock.  However, the principal of the lender rejected the agreed upon settlement and has begun litigation to recover the amount in question. We currently working to re-negotiate the original arrangement and finalize this settlement agreement with the lender. As of December 31, 2010, $343,211 is outstanding on the loan payable.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer.  The note is past due and in default.  As of December 31, 2010, $129,402 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000.  This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006.  The maturity date was extended through December 31, 2007. As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default. As of December 31, 2010, $32,676 is outstanding on the loan payable.

From time to time a former officers advanced funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances were recorded as a liability on the Company’s balance sheet. These amounts are loaned to the Company without any formal note agreement and do not bear interest. They are payable on demand. As of December 31, 2010 the outstanding balance is $216,150.

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As December 31, 2010, $273,400 is outstanding on the note payable.

In February 2006, we obtained funds under a convertible promissory note with an unaffiliated third party in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate.  The note is past due and in default. As of December 31, 2010, $145,578 is outstanding on the loan payable.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement.  The note is past due and in default.  As of December 31, 2010 $12,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. The note is convertible at any time to shares of our common stock at a fixed rate.  The note is currently in default. As of December 31, 2010 $63,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. The note is convertible at any time to shares of our common stock at a fixed rate.  The note is currently in default. As of December 31, 2010 $65,000 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party. Of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008.  No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of December 31, 2010 $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matures on January 31, 2010. The note has been extended to August 9, 2010 and is subject to a 5.00% increase in the interest rate in effect during those additional months. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock.  The pledged collateral is to be held in escrow until an event of default or payment in full of the loan.  As of December 31, 2010 $127,786 is outstanding on the loan payable.

On October 29, 2009, our chief executive officer and an affiliated entity entered into a settlement agreement with Lender’s Funding whereby the Company agreed to assume the liability and the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default.  As of December 31, 2010 $6,750 is outstanding. Our chief executive officer is in the process of settling this obligation and the 1,000,000 shares are being held by Lender’s Funding pending final disposition of this obligation.

In November 2009, we incurred a note payable to an unaffiliated third party for $7,500 at an interest rate of 12.00% per annum. The note is due on November 10, 2010.  As of December 31, 2010 $8,075 is outstanding on the loan.  On November 22, 2010, this note was converted into 750,000 of the company’s common stock.  As of December 31, 2010 $0 is outstanding on the loan.

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

On February 17, 2010 we entered into a note agreement with a former executive for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The notes are convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the years ended December 31, 2010 we recognized a expense for the beneficial conversion feature in the amount of $1,736.  The balance due as of December 31, 2010 was $4,248.

On September 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note has a interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on June 20, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from September 17, 2010 at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.  As of December 31, 2010 $28,121 is due and outstanding on the note.

On October 8, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $25,000.The promissory note has a interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on August 19, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from October 8, 2010 at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.  As of December 31, 2010 $25,460 is due and outstanding on the note.

On November 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,5000 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note has a interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on July 12, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from November 17, 2010 at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.  As of December 31, 2010 $27,765 is due and outstanding on the note.

On December 15, 2010, we entered into a convertible promissory note for a principal amount of $200,000 with an unaffiliated third party. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on August 19, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from October 8, 2010 at conversion rate equal to a 20% discount to the three lowest closing market prices for the 10 days preceding its election to convert or $0.10 per share, whichever is greater.  As of December 31, 2010 $200,701 is due and outstanding on the note.

12. Credit Union Participations

We no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through our former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, we were to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009. This settlement is secured by a $41,000 judgment.  As of December 31, 2010 payments totaling $9,000 had been made under the settlement agreement. The remaining settlement obligation is past due.

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

13. Lines of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions which is no longer our line of business.  The outstanding balance totaling $166,085 at both December 31, 2010 and December 31, 2009 and the line of credit was in default. In addition as of December 31, 2010 we had accrued interest due of $134,709. We will negotiate revised payment terms and a settlement with the lender as soon we are able to make a firm commitment.

In April 2007, our chief executive officer at the time provided a line of credit in the amount of $50,000 to us from Atlantic Financial Advisors, Inc (“AFA”), a corporation which is 100% owned by him. This line was used for the purchase of inventory of GPS hardware.  As we have discontinued the GPS business, there is no longer a need for this facility. We have arranged for a settlement for a long term installment payment of $250.00 per month for 30 months to liquidate the remaining balance.  The installments are secured by 1,000,000 shares of our common stock.

14.  Related Party Transactions

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances are recorded as liability on the Company’s balance sheet. These amounts are loaned to the Company without any formal note agreement and do not bear interest. They are payable on demand. As of December 31, 2010 we have recorded a liability of $823,199 for such related party advances.

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of December 31, 2010, $191,403 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a related party in the amount of $91,874 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As December 31, 2010, $128,609 is outstanding on the note payable.

In April 2007, our chief executive officer at the time provided a line of credit in the amount of $50,000 to us from Atlantic Financial Advisors, Inc (“AFA”), a corporation which is 100% owned by him. This line was used for the purchase of inventory of GPS hardware.  As we have discontinued the GPS business, there is no longer a need for this facility.  We have arranged for a settlement for a long term installment payment of $250.00 per month for 30 months to liquidate the remaining balance.  The installments are secured by 1,000,000 shares of our common stock.

On February 17, 2010 we entered into a note agreement with our chief executive officer for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The notes are convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the years ended December 31, 2010 we recognized a expense for the beneficial conversion feature in the amount of $1,071. The balance due as of December 31, 2010 was $2,580.

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

On February 17, 2010 we entered into a note agreement with our related party for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The notes are convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the years ended December 31, 2010 we recognized a expense for the beneficial conversion feature in the amount of $1,393.  The balance due as of December 31, 2010 was $3,421.

In February 2010 we issued 12,000,000 shares common stock to Peter Ubaldi, our chief executive officer, for employment compensation for the 12 month period ending December 31, 2009. Mr. Ubaldi’s employment contract is $250,000 per year and the Company has been unable to pay this amount in cash.  Mr. Ubaldi agreed to accept shares of our common stock as payment in lieu of cash.  The average share price per month over the 12 month period would have required a stock issuance of 17,811,000 but Mr. Ubaldi agreed to accept 12,000,000 shares as payment in full.

On February 16, 2010 we issued 5,000,000 shares to Joseph Battiato in exchange for initial compensation under the consulting agreement dated January 1, 2010 with Smith Street Holdings of which Joseph Battiato is a Principal.

On November 22, 2010 the company issued 15,568,925 shares of its common stock to Peter Ubaldi, our chief executive officer, for payment of unpaid wages from January 2010 through October 2010. Mr. Ubaldi’s Employment Contract called for the payment of $208,333 for the 10 month period and we were unable to pay this amount in cash.  Mr. Ubaldi agreed to accept shares of our common stock in lieu of the required cash payment.  The average share price per month for this period would have required a stock issuance of 20,757,727.  However, Mr. Ubaldi agreed to a 25% reduction and was issued 15,568,925 as settlement in full.

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

On November 8, 2006, we filed a Non-Statutory Stock Option Plan, or the Plan, with the SEC. This Plan was intended as an employment incentive, to aid in attracting and retaining persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in our development and success. This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended. There were a total of 15,000,000 shares in the Plan at inception; 14,100,000 shares have been issued from the Plan as of December 31, 2010.

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

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

In February 2010 we issued 5,000,000 shares of common stock to Joseph Battiato for consulting services he performed for us.  Mr. Battiato is also our Chairman.

In February 2010 we issued 12,000,000 shares common stock to Peter Ubaldi, our chief executive officer, for employment compensation for the 12 month period ending 12/31/2009. Mr. Ubaldi’s employment contract is

$250,000 per year and the Company has been unable to pay this amount in cash.  Mr. Ubaldi agreed to accept shares of our common stock as payment in lieu of cash.  The average share price per month over the 12 month period would have required a stock issuance of 17,811,000 but Mr. Ubaldi agreed to accept 12,000,000 shares as payment in full.

In February 2010, we issued 2,000,000 shares of common stock to William Merritt for consulting services he has performed for us.

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

On November 22, 2010 the company issued 135,416 shares of its common stock to Thomas Darcey for services in connection with our demonstration and the promotion of the Mobile PureWater System (”MPWS”) on October 9, 2010.  His services, in addition to promotion, included finding a site, preparation of the location and advertising to find prospective attendees.

On November 22, 2010 the company issued 93,750 shares of its common stock to Ronald Baslow for his work in editing the footage taken at the MPWS event on October 9, 2010 and producing the two videos for our web site.

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

On November 22, 2010 the company issued 112,500 shares of its common stock to Jessica Jones for her work in writing, producing, directing and performing in the final video used on the Company web site and additional footage for sales presentations..

On November 22, 2010 the company issued 100,000 shares of its common stock to Christopher Martin for consulting  services in connection with our efforts in expanding international relationships, system development and the production of promotional material..

On November 22, 2010 the company issued 15,568,925 shares of its common stock to Peter Ubaldi, our chief executive officer, for payment of unpaid wages from January 2010 through October 2010. Mr. Ubaldi’s Employment Contract called for the payment of $208,333 for the 10 month period and we were unable to pay this amount in cash.  Mr. Ubaldi agreed to accept shares of our common stock in lieu of the required cash payment.  The average share price per month for this period would have required a stock issuance of 20,757,727.  However, Mr. Ubaldi agreed to a 25% reduction and was issued 15,568,925 as settlement in full.

On November 22, 2010 the company issued 750,000 shares of its common stock to Michael Madison for the conversion of  a note payable dated  November10, 2009, in the amount of  $7,500.

On December 6, 2010, the company issued 2,000,000 shares of its common stock to Waterville Investment Research per a settlement agreement dated September 23, 2010.

On December 6, 2010, the company recorded the issuance of 3,000,000 shares of its common stock to Efund Capital Partners for services.

18.  Commitments and Contingencies

Consulting and Employment Contracts

In May 2004, (amended and restated January 2005) we entered into an Employment Agreement (“Agreement”) with Peter Ubaldi. The Agreement provided that Mr. Ubaldi should serve as our president of through January 1, 2007. In January of 2007, the Company renewed Mr. Ubaldi’s Employment Contract for an additional two years under the same terms and conditions as the original agreement. At any time prior to the expiration of the Agreement, the Company and Mr. Ubaldi may mutually agree to extend the duration of employment under the terms of the Agreement for an additional period or periods. As payment for services, the Company agrees to pay Mr. Ubaldi, as the president, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of the Company’s Board of Directors, of cash, stock or other valid form of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months of base salary as shall exist at the time of such termination.  In January of 2010 we entered into a new Employment Agreement with Peter Ubaldi to continue as president and chief executive officer for the same base salary, medical benefits and expenses as previously agreed to in May 2004. The term of the agreement is for 5 years with renewal options for 5 additional 1 year terms.

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

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

On January 1, 2010, we entered into a 3 year consulting agreement with BBK Investments, LLC to provide business acquisition and product development services. The consulting fees are to include 2,000,000 shares of company stock to be granted upon signing the agreement. Also in addition, each time the consultant accumulates $2,000,000 in net revenue less fees paid to the consultant in any given quarter, 1,000,000 shares of the company stock will be granted, not to exceed 10,000,000 shares.

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

On January 1, 2010, we entered into a twelve month consulting agreement with Advent Consulting Group, LLC to provide accounting services for a monthly retainer fee of $5,000, which may be paid in cash or company stock.  In addition, we agreed to pay an upfront cash retainer fee of $3,000 which as of December 31, 2010 we have not paid all the compensation due but we subsequently paid the compensation in January of 2011. This agreement was subsequently renewed on January 1, 2011 for an additional one-year term.

In June 2010, we entered into a consulting agreement with Christopher Martin.to assist in the development of the GEC business.  Mr. Martin received 100,000 shares of stock as a signing bonus and has managed our relationships during the Gulf Oil Spill, our MPWS manufacturer and most recently has traveled to South Africa to help with the set up of GEC Africa.

In April of 2010, we entered into a consulting agreement with Larry Wolfe and issued him 2,300,000 shares as a signing bonus for his services.  Mr. Wolfe has assisted in the development of our MPWS and has used his numerous relationships to help in the marketing of this System. More specifically, he has provided the opportunity for us to demonstrate our technology with The Rotary clubs, one of the largest humanitarian organizations in the world.

In April of 2010, we entered into a Consulting Agreement with James Sherlock. At that time we paid Mr. Shirlock 2,100,000 shares of common stock as a signing bonus.  Mr. Shirlock has managed and developed our United Nations’ contacts and has traveled extensively promoting our MPWS business.  In addition, he has opened up new opportunities for the use of our soil additive production in a number of countries.

Operating Leases

We currently lease office space in one location.  The following table sets forth the Company’s lease commitment at 96 Park Street, Montclair, New Jersey 07042 for the year ended December 31, 2010 until December 31, 2012. The lease commenced on February 1, 2010.  The first year’s rent is $12,000, the second year’s is $12,600 and the third year’s is $13,200.

Future minimum annual payments expected under the operating lease are as follows:

December 31, 2010	Amount

2010	6,000
2011	12,600
2012	13,200
Total	31,800

19.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

20.  Legal Proceedings

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement.  Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009.  A balloon payment of $24,000 was due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of December 31, 2010 payments totaling $9,000 have been made under this settlement agreement.

GLOBAL ECOLOGY CORPORATION

NOTES TO AUDITED   FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 – (CONTINUED)

We entered into a consulting service agreement with Waterville Associates on March 20, 2007. The agreement called for certain services by Waterville Associates which included: (a) posting information about us on their web site; (b) production of an 8 to 10 page research report providing data on us; and (c) assisting us in the creation of capital to implement our business plan.  We agreed to compensate Waterville for their services by issuing shares of our common stock as these services were performed.  We have not received any of the services by Waterville as outlined in the agreement.  Waterville is seeking a claim for compensation as provided for in the agreement. Although we believe that the lawsuit is without merit we have determined that based on the potential legal fees to mount a defense, especially given the venue of the proceedings it was better to settle this litigation.  Therefore we issued Waterville 2,000,000 shares of Restricted Stock Common Stock as settlement in full.

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

In January 2005, we entered into a Promissory Note with Market Connexxions, LLC in the amount of $229,365.00.  We have asserted inconsistencies in the terms and conditions of the agreement but had in good faith agreed to settle the Note by issuing shares of their common stock to the holder of the Note.  We are have currently re-started settlement negotiations with the principal and as a result all legal proceedings have been suspended.  We believe that a settlement will be reached within the next 30 days..

In addition to the matter described above, we are involved in various legal actions and claims from time to time, which arise in the normal course of business. In our opinion, the final disposition of these matters will not have a material adverse effect on our financial position or results of operations.

21. Subsequent Events

Letter of Intent with Esoft Informatics, Pvt., Ltd.

In March of 2011 we executed a Letter of Intent with Esoft Informatics, Pvt. Ltd. (“Esoft”), of Noida, India for the development of a thermal solar energy project in India and developing a sales channel for our products in India.  The letter of intent contemplates a formation of a subsidiary of our company, GEC Energy Company, which will b e jointly owned by us and Esoft. If we are able to come to terms with Esoft and enter into definitive agreements with Esoft, the joint venture will encompass the development of a six megawatt solar power plant in India which will provide an alternative source of energy for certain regions within India and will allow to establish distribution channels for our environmental restoration technologies throughout India. We cannot provide any assurances that we will be able to enter into definitive agreements with Esoft or that if we do that this will be a profitable business venture for our company, which may ultimately negatively impact our earnings and shareholder value.

Subsequent Sales of Unregistered Securities

On January 25, 2011, we issued 1,072,100 shares to Advent Consulting Group, LLC in exchange for business and financial consulting services performed from July 1, 2010 to December 31, 2010 pursuant to a consulting agreement we entered into with Advent Consulting Group, LLC on January 1, 2010. The stock issued to Advent was issued at an average price of $0.023 per share.

Item 9. Changes in and Disagreements with Accountant On Accounting and Financial Disclosure.

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

On October 26, 2009, our board of directors voted to engage W. T. Uniack & Co. CPA’s P.C. as our new independent auditors for the year ended December 31, 2009 and quarterly reviews thereon and for the quarterly review of the quarter ended December 31, 2009.  We did not consult with the new auditor W. T. Uniack & Co. CPA’s P.C concerning our two most recent fiscal years ended 2008 and 2007, and the subsequent interim periods prior to engaging that accountant regarding whether the application of accounting principles to a specified transaction, either completed or proposed; nor the type of audit opinion that might be rendered on our financial statements, and no written report was provided to us or oral advice was provided that the new accountant concluded was an important factor considered by us  in reaching a decision as to any accounting, auditing or financial reporting issue.

Item 9A. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act, of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2010 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

(b)

Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including our of our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO

Based on our evaluation under the Internal Control-Integrated Framework, our management including our of our chief executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2010.

(c)

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Members of the Board of Directors are elected to serve until the next annual meeting or until their successor is elected and qualified. As of March 31, 2011, the date of the next annual meeting has not been selected. The Company presently contemplates that should a 2011Annual Meeting of Shareholders be held, the newly elected Directors will hold a regular annual meeting of the Board of Directors. If a regular meeting is not held, the Directors will sign a unanimous consent in lieu of holding the meeting and will re-elect certain current officers and add new officers and directors for the coming year.

The Executive Officers and Directors of the Company as of March 31, 2011 are:

Name

Age

Position

Director Since

Peter Ubaldi

65

Chief Executive Officer

2004

President, Principal Accounting

Officer and Director

Joseph Battiato

54

Director and Chairman

2008

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

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held five meetings during the fiscal year ended December 31, 2010. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director and of the aggregate total number of meetings held by all committees of our Board of Directors on which he served during the periods in which he served.

Director Attendance at Annual Meetings of the Stockholders

Although we have no policy with regard to attendance by the members of our Board of Directors at our annual meetings, we invite and encourage the members of our Board of Directors to attend our annual meetings to foster communication between stockholders and our Board of Directors. We did not have a Board of Directors meeting in 2010; therefore, our directors did not need to attend a meeting.

Stockholder Communication with the Board of Directors

Any stockholder who desires to contact members of our Board of Directors, or a specified committee of our Board of Directors, may do so by writing to: Global Ecology Corporation, Board of Directors, 96 Park Street, Montclair, New Jersey 07042, Attention: Secretary. Communications received will be distributed by our Secretary to such member or members of our Board of Directors as deemed appropriate by our Secretary, depending on the facts and circumstances outlined in the communication received.

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

Board Leadership Structure; Independent Lead Director

Peter Ubaldi serves as our Chief Executive Officer and Joseph Battiato serves as our chairman of the Board of Directors. We have determined that the most effective leadership structure for our company at the present time is for our Chief Executive Officer and our Chairman of the Board of Directors to be served by two separate individual despite the fact that neither one of them is consider an independent director. Our Board of Directors retains the authority to modify this structure to best address our unique circumstances, and so advance the best interests of all shareholders, as and when appropriate. In addition, although we do not have a lead independent director, our Board of Directors believes that the current structure is appropriate, as we have limited operations and just a four employees.

Committees of our Board of Directors

We do not have any standing committees of our Board of Directors due to the size of our company. From time to time our Board of Directors may establish other committees it deems appropriate to address specific areas in more depth than may be possible at a full Board of Directors meeting, provided that a majority of the members of each committee are independent directors.  All functions that would be performed by an Audit Committee, Compensation Committee, Nomination Committee, Corporate Governance Committee or any other committee that our Board of Directors would deem appropriate to convene is currently performed by our Board of Directors, which we believe is the most effective and efficient approach based on the size of our Board of Directors and our current and anticipated operational requirements. As our company grows and when our Board of Directors deems it is appropriate we will expand our board of directors and establish committees to serve various designated functions.

Director Nomination Procedures and Diversity

Our Board of Directors considers such factors as it deems appropriate which may include: the current composition of our Board of Directors; the range of talents of the nominee that would best complement those already represented on our Board Directors; the extent to which the nominee would diversify our Board of Directors; the nominee's standards of integrity, commitment and independence of thought and judgment; a nominee’s ability to represent the long-term interests of our stockholders as a whole; a nominee’s relevant expertise and experience upon which to be able to offer advice and guidance to management; a nominee who is accomplished in his or her respective field, with superior credentials and recognition; and the need for specialized expertise. While we do not have a formal diversity policy, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our Board of Directors to fulfill its responsibilities. Applying these criteria, our Board of Directors considers candidates for membership on our Board of Directors suggested by its members, as well as by our stockholders. Members of our Board of Directors annually review our Board of Directors composition by evaluating whether our Board of Directors has the right mix of competencies, skills, experience and backgrounds.

Our Board of Directors identifies nominees by first evaluating the current members of our Board of Directors willing to continue in service. Current members of our Board of Directors with skills and experience relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of our Board of Directors does not wish to continue in service or if our Board of Directors decides not to nominate a member for reelection, our Board of Directors will review the desired skills and experience of a new nominee in light of the criteria set forth above.

Our Board of Directors also considers nominees for our Board of Directors recommended by stockholders. Notice of proposed stockholder nominations for our Board of Directors must be delivered in accordance with the requirements set forth in our bylaws and SEC Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Nominations must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Nominations should be delivered to: Global Ecology Corporation, Board of Directors, 96 Park Street, Montclair, New Jersey 07042, Attention: Secretary.

Qualified candidates for membership on our Board of Directors will be considered without regard to race, color, religion, gender, ancestry, national origin or disability. Our Board of Directors recommends the slate of directors to be nominated for election at the annual meeting of stockholders. We have not and do not currently employ or pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees.

Board of Directors Role in Risk Oversight

Our Board of Directors oversees our shareholders’ and other stakeholders’ interest in the long-term health and the overall success of our business strategy and its financial strength.

Our Board of Directors is actively involved in overseeing risks associated with our business strategies and decisions. It does so, in part, through its approval of acquisitions and all assumptions of debt and issuances of securities, as well as its oversight of our executive officers. Our Board of Directors is also responsible for overseeing risks related to corporate governance and the selection of nominees to our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (10% owners) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. During preparation of this filing, we discovered that the reports required by Section 16(a) were not filed in connection with the securities issuances to our officers and directors during fiscal 2010.

Item 11. Executive Compensation.

The following table sets forth, for each of the last two fiscal years, compensation paid by the Company in common stock for its Chief Executive Officer, President and Executive Vice-President. None of the next highly compensated officers serving on December 31, 2010 received more than $100,000 for fiscal 2010.

Long Term Compensation

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensations Earnings ($)	All Other Compensation ($)	Total ($)

Peter Ubaldi(1)
CEO & President	2010	250,000	−	−	−	−	−	−	250,000
CFO & President	2009	250,000	−	−	−	−	−	−	250,000

Roy Pardini(2)
Executive VP	2010	-	−	−	−	−	−	−	-
Executive VP	2009	62,500	−	−	−	−	−	−	62,500

(1)

In May 2004, (amended and restated January 2005) we entered into an Employment Agreement (“Agreement”) with Peter Ubaldi. The Agreement provided that Mr. Ubaldi should serve as the President of GECO to January 1, 2007.  In January of 2007, Mr. Ubaldi’s Employment Agreement was extended for an additional two years and he will continue to serve as President and as a member of the Board, as well as the Company’s CEO.  As payment for services, the Company agrees to pay Mr. Ubaldi, as the President and Chief Executive Officer, a minimum base salary of $250,000 per annum. As provided in the Agreement, Mr. Ubaldi is eligible to be paid bonuses, from time to time, at the discretion of our Board of Directors, in cash, stock or other valid forms of compensation. Upon termination of and under the terms of the Agreement, Mr. Ubaldi shall be entitled to severance compensation in an amount equal to twenty-four months of base salary as shall exist at the time of such termination  Mr. Ubaldi’s contract was renewed by the Board of Directors for an additional 5 years beginning January 1, 2010.

(2)

Mr. Pardini resigned from the Company and the Board of Directors in June of 2009.

Compensation Discussion and Analysis

Introduction

The Board of Directors approves all compensation and awards to the individuals included on the Summary Compensation Table (the “named executive officers”).  Annually, the Board of Directors reviews the performance and compensation of the chief executive officer, or CEO, and, following discussions with the CEO and, where it deems appropriate, other advisors, modifies executives’ compensation levels for the subsequent year.  For the remaining named executive officers, the CEO makes recommendations to the Board of Directors for approval.

We currently do not have a compensation committee of the Board of Directors. However, the Board of Directors may establish a compensation committee once the company’s operations increase, which would consist of inside directors and independent members. Until a formal committee is established, our Board of Directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans

Executive Compensation Philosophy and Objectives

We work to attract and retain proven, talented executives who we believe will help to put us in the best position for growth and to meet our Company’s objectives.  We attempt to recruit executives with environmental, scientific, technological or other experience that we believe is transferable to our business with the expectation that they will share their knowledge to create and develop a successful organization.  We strive to provide our named executive officers with a compensation package that is competitive for a given position in our industry and geographic region. Due to our limited cash resources we have and may continue to pay our executives in equity in lieu of cash based compensation.  However, as the Company’s generates revenue sufficient enough to compensate our executives through compensation paid in cash, we intend to pay such base salary compensation in cash.  The purpose of our executive compensation program is to provide incentives for our executives to meet or exceed expectations.  We believe our compensation objectives will be achieved through a combination of base salary, incentive bonus, equity compensation and other benefits.

Elements of Compensation

During 2010, the compensation packages for our named executive officers included only the payment of our chief executive officers base salary which was paid in stock.

On November 22, 2010 the company issued 15,568,925 shares of its common stock to Peter Ubaldi for payment of unpaid wages from January 2010 through October 2010. Mr. Ubaldi’s Employment Contract called for the payment of $208,333 for the 10 month period and we were unable to pay this amount in cash.  Mr. Ubaldi agreed to accept shares of our common stock in lieu of the required cash payment.  The average share price per month for this period would have required a stock issuance of 20,757,727.  However, Mr. Ubaldi agreed to a 25% reduction and was issued 15,568,925 as settlement in full.

 Stock Plan

On November 8, 2006, we filed a Non-Statutory Stock Option Plan with the Securities and Exchange Commission. This 2006 Non-Statutory Stock Option Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of GECO and any affiliated corporation, persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of GECO. This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 common shares originally in the Plan. As of December 31, 2010, 14,700,000 shares had been issued under the Plan.

Compensation of Directors

No Directors fees were paid during fiscal 2009 or 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 31, 2011, concerning the beneficial ownership of Common Stock by all Directors and nominees, officers, all Directors and officers of the Company, as a group, and each person who beneficially owns more than 5% of the 401,919,546 outstanding shares of Common Stock, $.001 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated;

Name of Beneficial Owner*	Number of Shares	Percent of Class
AutoCorp Acquisition Partners (1)	18,140,202	4.51%
Peter Ubaldi, CEO and Director (1)	35,165,858	8.75%
Smith Street Holdings (2)	19,648,937	4.88%

Total	72,954,997	18.15%

______________

*The address of all the beneficial owners is C/O Global Ecology Corporation, 96 Park Street, Montclair, New Jersey 07042.

(1)

Peter Ubaldi is the 100% owner of AutoCorp Acquisition Partners. AutoCorp Acquisition Partners as a company has a common equity position in the Company and also holds 2,150,000 shares of Series A Preferred Stock (“Series A”). The Series A shares are convertible into shares of our common stock on a 10-for-1 basis at any time at the option of the holder. The Series B Preferred Stock pay non-cumulative dividends at the rate of 5% per year; have a liquidation preference of $14.64 per share; have no voting rights, sinking fund provisions or redemption rights; and are convertible into shares of our common stock on a 1-for-1 basis. These shares have been converted and are part of the table above for Autocorp Acquisition Partners in an amount of 1,621,641.

(2)

Joseph Battiato, our chairman of the board of directors, has the sole investment and voting power with regards to the shares of common stock held by Smith Street Holdings.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Our policy regarding transactions with our officers, directors, principal shareholders and their affiliates is that they may be made on terms no less favorable to us than could have been obtained from unaffiliated third parties.  All transactions between us and our officers, directors, principal stockholders and their affiliates must be approved by our Audit Committee or a majority of the disinterested directors, and must continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

For a discussion of related party transactions see Note 10 and 14 to our consolidate financial statements accompanying this Annual Report on Form 10-K.

Director Independence

We have a two-member Board of Directors. Both of our directors, Peter Ubaldi and Joseph Battiato, are affiliated with us and we do not consider them to be independent directors; however, the exchange we are listed on does not have any standards for director independence and due to the current size of the company we do not have nor do we feel it is necessary to have directors which would be considered independent directors.

Item 14. Principal Accountants Fees and Services.

Audit Fees

On October 26, 2009, our board of directors voted to engage W. T. Uniack & Co. CPA’s P.C. as our new independent auditors for the year ended December 31, 2010 and 2009 and quarterly reviews thereon.

Fees for audit services totaled approximately $24,000 and $24,000 in 2010 and 2009, respectively. There were no other fees paid to the Company’s independent registered public accounting firm.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

The   financial statements and the related notes are included in Item 8. above.

(a)(2) Financial Statement Schedule:

All schedules have been omitted as the required information is inapplicable or the information is presented in the   financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

All schedules have been omitted as the required information is inapplicable or the information is presented in the   financial statements or related notes.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homeland Security Network, Inc.
Registrant

/ s/ PETER UBALDI
Peter Ubaldi
Chief Executive Officer & Principal Financial Officer

Dated: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ PETER UBALDI Peter Ubaldi	Chief Executive Officer, Director and President (Principal Executive Officer and Principal Financial Officer)	March 31, 2011

/s/ JOSEPH BATTIATO	Director and Chairman	March 31, 2011
Joseph Battiato

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.3

Distribution Agreement by and between Global Ecology Corporation and EAU Canada International Marketing LTD, dated May 5, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 29, 2010 and incorporated herein by reference).

10.4

Joint Venture Agreement by and between Global Ecology Corporation and Isongo Water (Pty), Ltd, dated November 29, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 14, 2010 and incorporated herein by reference).

10.5

Convertible Debenture Agreement by Global Ecology Corporation in favor of Rupert Gerbers, dated December 15, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

21.1*	Subsidiaries of Global Ecology Corporation.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________

*

Filed herewith.

**    Furnished herewith.