Form 10-Q
period 2011-03-31
Homeland Security Network, Inc.
filed 2011-05-16
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

       ☐ Yes ☑ No

As of May 16, 2011, there were 406,977,049 shares of common stock of Global Ecology Corporation outstanding.

GLOBAL ECOLOGY CORPORATION

(A Nevada Corporation)

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

Global Ecology Corporation

140 Smith Street Suite 500

Keasbey, NJ  08832

We have reviewed the accompanying balance sheet of Global Ecology Corporation f/k/a Homeland Security, Inc. as of March 31, 2011 and the related statements of operations and cash flows for the three month periods ended March 31, 2011. These financial statements are the responsibility of the Company’s management.

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

/S/W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

May 13, 2011

Global Ecology Corporation
Condensed Consolidated Balance Sheet
as of
	Un-Audited
	March 31,	December 31,
	2011	2010
Assets
Current Assets
Cash	$ 104,667	$ 225,740
Accounts receivable – trade	-	-
Inventories	-	-
Total current assets	104,667	225,740

Property, plant and equipment, net of accumulated depreciation	-	-
Capitalized software, net of accumulated amortization	35,001	40,835
Other intangible assets	21,500	21,500
Investment in joint venture	780,000	780,000
Reserve for impairment of Investment in joint venture	(780,000)	(780,000)
Total Assets	$ 161,168	$ 288,075

Liabilities and Shareholders' Deficit
Accounts payable and accrued liabilities	$ 672,965	$ 649,194
Accounts payable and accrued liabilities to related parties	514,494	481,259
Current portion of notes payable and advances related parties	1,048,698	1,062,698
Current portion of notes payable	1,635,529	1,635,529
Line of credit	166,085	166,085
Total current liabilities	4,037,771	3,994,765

Long term notes payable, net of current portion	-	-
Total Liabilities	4,037,771	3,994,765

Shareholders' Deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,150,000 issued and outstanding	2,150	2,150
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, par value $.001; 500,000,000 shares authorized, 406,977,049 and 3,95,769,546 shares issued and outstanding, respectively'	406,977	395,770
Additional paid-in-capital	25,786,778	25,543,385
Accumulated deficit	(29,672,768)	(29,248,255)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(3,876,603)	(3,706,690)
Total liabilities and shareholders’ deficit	$ 161,168	$ 288,075

The accompanying notes are an integral part of these financial statements.

Global Ecology Corporation
Condensed Consolidated Statements Of Operations
for the three months ended March 31,

	Un-Audited	Un-Audited
	2011	2010

Sales	$ 35,000	$ -
Cost of Goods Sold	43,250	-
Gross Profit	(8,250)	-

General And Administrative	123,558	84,666
Shares issued for Services	254,600	98,000
Net Profit / (Loss) From Operations	(386,408)	(182,666)

Interest Expense	(38,104)	(29,850)
Net Profit / (Loss) Before Income Taxes	(424,512)	(212,516)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (424,512)	$ (212,516)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	403,899,576	356,881,807

Net Profit / (Loss) per common share	$ (0.001)	$ (0.001)

The accompanying notes are an integral part of these financial statements.

Global Ecology Corporation
Condensed Consolidated Statement Of Changes In Shareholders' (Deficit)
March 31, 2011 and March 31, 2010 Un-Audited

	Common Stock		Preferred Stock – Series A		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	348,859,585	$ 348,860	2,150,000	$ 2,150	1,817,000	$ (399,740)	$ 24,752,933	$ (27,725,400)	$ (3,021,197)
Battiato Consulting	5,000,000	5,000					65,000		70,000
Ubaldi 2009 Pay 250K	12,000,000	12,000					238,000		250,000
BBK Consulting	2,000,000	2,000					26,000		28,000
Larry Wolfe Consulting	2,300,000	2,300					20,700		23,000
Sherlock Consulting	2,100,000	2,100					18,900		21,000
Shares issued to Advent	1,750,000	1,750					33,250		35,000
Shares issued to Darcey	135,416	135					3,765		3,900
Shares issued to Baslow	93,750	94					1,406		1,500
Shares issued to Jones	112,500	113					1,688		1,800
Shares issued to Martin	100,000	100					2,300		2,400
Shares issued to Ubaldi	15,568,295	15,568					192,432		208,000
Shares issued to Madison	750,000	750					7,456		8,206
Shares issued to Waterville	2,000,000	2,000					28,000		30,000
Record efund shares	3,000,000	3,000					27,000		30,000
Beneficial conversion Feature							124,556		124,556
Net loss								(1,522,855)	(1,522,855)
Balance at December 31, 2010	395,769,546	395,770	2,150,000	2,150	1,817,000	(399,740)	25,543,385	(29,248,255)	(3,706,690)
									-
Millazo	500,000	500					14,500		15,000
Tabacchi	500,000	500					14,500		15,000
Biehl	3,000,000	3,000					27,000		30,000
Norman	2,500,000	2,500					77,500		80,000
Ubaldi	1,235,403	1,235					40,365		41,600
Advent consulting shares	1,072,100	1,072					23,928		25,000
Johnson	2,400,000	2,400					45,600		48,000
Net loss								(424,513)	(424,513)

-
Balance at March 31, 2011	406,977,049	$ 406,977	2,150,000	$ 2,150	1,817,000	$(399,740)	$ 25,786,777	$ (29,672,768)	$ (3,876,603)

The accompanying notes are an integral part of these financial statements.

Global Ecology Corporation
Condensed Consolidated Statements of Cash Flows
for the three months ended March 31,

	Un-Audited	Un-Audited
	2011	2010
Cash flows from operating activities:
Net loss	$ (424,513)	$ (212,516)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	5,834	5,834
Common stock issued for services and compensation	254,600	98,000
Common stock issued for debt settlement	-	250,000
Changes in:
Other assets	-	124
Accounts payable and other accrued expenses	57,006	(147,657)
Net cash provided (used) in operating activities	(107,073)	(6,215)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Borrowing (repayment) under line of credit		-
Advances / (repayment) - related parties	(14,000)	5,600
Net cash provided by financing activities	(14,000)	5,600

Net increase (decrease) in cash	(121,073)	(615)
Cash beginning of the period	225,740	2,635
Cash end of the period	$ 104,667	$ 2,020

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

In January of 2011, we formed a wholly subsidiary, CleanTower Technologies, Inc., for the purpose of developing a market for our licensed environmentally safe chemical IMS1000.  The solution is produced under a private label arrangement with our Canadian supplier, EnvirEau Technologies, Inc.  This new company will eventually include a number of affiliates with industry experience to help us build the operation.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

We have incurred operating losses of ($424,512) and ($212,516) in three months ended March 31, 2011 and 2010, respectively, and we have had working capital deficiencies in both quarters. Our financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

If additional financing arrangements cannot be obtained, we would be materially and adversely affected and there would be substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

2. Basis of Presentation

The financial information presented in this report comprises the unaudited financial statements (i) for the three months ended March 31, 2011 and 2010.

We, without audit, have prepared the accompanying interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011.

In the opinion of our management, the financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of our Company for the periods presented. The results of operations for the period ended March 31, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Accounts Receivable

Accounts receivable relating to our tracking device segment consists of payments due from users of the products. In the normal course of business, we monitor the financial condition of our customer base. As of March 31, 2011 and 2010, the Company has recorded a provision for uncollectible accounts of $133,250 and $133,250, respectively, related to a long-outstanding balance. The account deemed uncollectible relates to an individual customer; we have a note payable outstanding to an affiliated entity (Riverside Corporation) of the customer with a principal balance of $141,875 and $141,875 as of March 31, 2011 and 2010, respectively. As the note payable terms do not have a right of offset, we have reserved the balance in full in accordance with its own accounting policies; however, we believe we have a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

calculated using the straight-line method over the life of the lease.

Capitalized Software

We capitalize certain computer software costs, after technological feasibility has been established.  These costs are amortized utilizing the straight-line method over the software’s economic life, which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the development of applications.  For the three month periods ended March 31, 2011 and 2010, no expenditures relating to application development were capitalized by our Company.

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

Investment in Joint Venture

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture. Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of December 31, 2010 we advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore, they have decided to reserve $780,000 for potential impairment of the asset. As of March 31, 2011 the net carrying value of this asset is $0.

Deferred financing costs

We capitalize costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of March 31, 2011, we had a net operating loss carry forward of $(29,672,768) and a deferred tax asset of $10,088,741 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $9,944,407.

As of December 31, 2010
Deferred Tax Asset	$ 10,088,741
Valuation Allowance	(10,088,741)
Deferred Tax Asset (Net)	$ -

Long-Lived Assets

We account for our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) (now contained in FASB Codification Section 360-10, Property, Plant, and Equipment − Accounting for the Impairment or Disposal of Long-Lived Asset subsections), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group.

Fair Value of Financial Instruments

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) (now contained in FASB Codification Section 825-10-65, Fair Value Measurements and Disclosures-Overall-Transition and Open Effective Date Information), which addresses standardizing the measurement of fair value for companies who are required to use a fair value measure for recognition or disclosure purposes.  The FASB Codification Section 825-10-65 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The Company’s adoption of the required portions of FASB Codification Section 825-10-65 as of January 1, 2008 did not have a material impact on the Company’s financial position, results of operations and cash flows.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) permitting entities to delay application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a recurring basis.  The Company adopted the application of FASB Codification Section 825-10-65to nonfinancial assets and liabilities effective January 1, 2009; this did not have a material effect on the Company’s financial condition or results of operations.

FASB Codification Section 825-10-65established a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels as follows.  The hierarchy gives the highest priority to quoted

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

At March 31, 2011, our assets and liabilities reported at fair value utilizing Level 1 inputs include cash and cash equivalents. For these items, quoted current market prices are readily available.  We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

The following table presents information about the Company’s fair value hierarchy for financial assets as of March 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$ 104,667	-	-	$ 104,667
Total assets	$ 104,667	-	-	$ 104,667

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

We adopted FASB Codification Topic 718using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of FASB Codification Topic 718, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of FASB Codification Topic 718. Results from prior periods have not been restated and do not include the impact of FASB Codification Topic 718. For the three-month periods ending March 31, 2011 and year ended December 31, 2010, we recognized no stock-based compensation expense under FASB Codification Topic 718relating to employee and director stock options, restricted stock units or the employee stock purchase plan.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Prior to the adoption of FASB Codification Topic 718, all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. FASB Codification Topic 718requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of March 31, 2011.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP.  With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of its financial results.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

We adopted FIN 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN48. During the three months ended March 31, 2010 there were no changes in our unrecognized tax benefits and we had no accrued interest or penalties as of March 31, 2011.

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

4. Going Concern Uncertainty

We have incurred net losses in the three months ended March 31, 2011 and year ended December 31, 2010 and we have had working capital deficiencies both periods.

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

If additional financing arrangements cannot be obtained, we would be materially and adversely affected and there would be substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

5. Income (Loss) Per Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common stock shares outstanding. At December 31, 2010 the Company had outstanding common stock shares of 395,769,546 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents at March 31, 2011 and 2010 were 403,899,576 and 356,881,807 respectively. As of  March 31, 2011 and 2010 the Company had outstanding preferred shares which would have been assumed to be converted and have a dilutive effect of 21,500,000 shares on our common stock. For the three months ended, March 31, 2011 and 2010, all of the Company's shares of common stock equivalents were excluded from the calculation of diluted loss per common stock share because they were anti-dilutive, due to the Company's net loss in those periods.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. Property, Plant and Equipment

We had no property, plant and equipment as of March 31, 2011 and December 31, 2010:

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

During the year ended December 31, 2007, the Company acquired new software to operate and enhance its GPS system.  The development costs of this software, which totaled $116,682, were capitalized and placed in service at the end of September 2007 and are being amortized over their estimate useful life of five years.  No such software development costs were capitalized during the three month periods ended March 31, 2011 and 2010 amortization expense of $5,834 and $5,834 was recognized related to this capitalized software during the three month periods ended March 31, 2011 and 2010, respectively.

Capitalized software costs and accumulated amortization were as follows as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
Software development costs	$ 116,682	$ 116,682
	(81,681)	(75,847)
Capitalized Software, net	$ 35,001	$ 40,835

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount
2011	$ 17,501
2012	$ 17,500
Total	$ 35,001

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

8.

Investment in Joint Venture and Other

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture. Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of March 31, 2011 we have advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore they have decided to reserve $780,000 for potential impairment of the asset. As of March 31, 2011 the net carrying value of this asset is $0.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10.   Notes Payable to Related Parties

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of March 31, 2011, $193,886 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with an entity affiliated with our chief executive officer in the amount of $91,874 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As March 31, 2011, $130,446 is outstanding on the note payable.

On February 17, 2010 we entered into a note agreement with our chief executive officer for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the three months ended March 31, 2011, we recognized an expense for the beneficial conversion feature in the amount of $1,071. As of March 31, 2011, $2,624 is outstanding on the note payable.

On February 17, 2010 we entered into a note agreement with Joseph Batiatto, our director, for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the three months ended March 31, 2011, we recognized an expense for the beneficial conversion feature in the amount of $1,393.  As of March 31, 2011, $3,478 is outstanding on the note payable.

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances are recorded as a liability on the Company’s balance sheet. These amounts are loaned to the Company without any formal note agreement and do not bear interest. They are payable on demand. As of March 31, 2011, we have recorded a liability of $809,199 for such related party advances.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.  Notes Payable

In 2005, we obtained funds under a financing arrangement from Market Connexxion. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital. The note is in default.  The holder of the note had originally agreed to settle the balance due and the related accrued interest for shares of our common stock.  However, the principal of the lender rejected the agreed upon settlement and has begun litigation to recover the amount in question. We currently working to re-negotiate the original arrangement and finalize this settlement agreement with the lender. As of March 31, 2011, $348,137 is outstanding on the loan payable.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer.  The note is past due and in default.  As of March 31, 2011, $131,777 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000.  This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006.  The maturity date was extended through December 31, 2007. As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default. As of March 31, 2011, $33,148 is outstanding on the loan payable.

From time to time a former officers advanced funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances were recorded as a liability on the Company’s balance sheet. These amounts are loaned to the Company without any formal note agreement and do not bear interest. They are payable on demand. As of March 31, 2011, the outstanding balance is $216,150.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As March 31, 2011, $277,300 is outstanding on the note payable.

In February 2006, we obtained funds under a convertible promissory note with an unaffiliated third party in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. As of March 31, 2011, $148,078 is outstanding on the loan payable.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement.  The note is past due and in default.  As of March 31, 2011, $12,000 is outstanding on the loan payable.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. The note is convertible at any time to shares of our common stock at a fixed rate.  As of March 31, 2011, $63,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011.The note is convertible at any time to shares of our common stock at a fixed rate.  As of March 31, 2011, $66,500 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party. Of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008.  No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of March 31, 2011, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matures on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock.  The pledged collateral is to be held in escrow until an event of default or payment in full of the loan. This loan is in default and as of March 31, 2011, $130,473 is outstanding.

On October 29, 2009, our chief executive officer and an affiliated entity entered into a settlement agreement with Lender’s Funding whereby the Company agreed to assume the liability and the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default.  As of March 31, 2011, $6,750 is outstanding. Our chief executive officer is in the process of settling this obligation and the 1,000,000 shares are being held by Lender’s Funding pending final disposition of this obligation.

In November 2009, we incurred a note payable to an unaffiliated third party for $7,500 at an interest rate of 12.00% per annum. The note is due on November 10, 2010.  On November 22, 2010, this note was converted into 750,000 of the company’s common stock.  As of March 31, 2011, $0 is outstanding on the loan.

On February 17, 2010 we entered into a note agreement with a former executive for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The notes are convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the years ended December 31, 2010 we recognized a expense for the beneficial conversion feature in the amount of $1,736.  The balance due as of March 31, 2011was $4,319.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On September 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note has a interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on June 20, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from September 17, 2010 at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.  As of March 31, 2011, $28,671 is due and outstanding on the note.

On October 8, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $25,000.The promissory note has a interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on August 19, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from October 8, 2010 at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.  As of March 31, 2011, $25,960 is due and outstanding on the note.

On November 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,5000 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note has a interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on July 12, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from November 17, 2010 at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.  As of March 31, 2011, $28,315 is due and outstanding on the note.

On December 15, 2010, we entered into a convertible promissory note for a principal amount of $200,000 with an unaffiliated third party. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on August 19, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from October 8, 2010 at conversion rate equal to a 20% discount to the three lowest closing market prices for the 10 days preceding its election to convert or $0.10 per share, whichever is greater.  As of March 31, 2011, $204,701 is due and outstanding on the note.

12. Credit Union Participations

We no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through our former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, we were to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of March 31, 2011 payments totaling $9,000 had been made under the settlement agreement.   The remaining settlement obligation is past due.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. Lines of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions which is no longer our line of business.  The outstanding balance totaling $166,085 at both March 31, 2011 and December 31, 2010 and the line of credit was in default. In addition as of March  31, 2010 we had accrued interest due of $140,151. We will negotiate revised payment terms and a settlement with the lender as soon we are able to make a firm commitment.

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

14. Related Party Transactions

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of March 31, 2011, $193,886 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with an entity affiliated with our chief executive officer in the amount of $91,874 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As March 31, 2011, $130,446 is outstanding on the note payable.

On February 17, 2010 we entered into a note agreement with our chief executive officer for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the three months ended March 31, 2011, we recognized an expense for the beneficial conversion feature in the amount of $1,071. As of March 31, 2011, $2,624 is outstanding on the note payable.

On February 17, 2010 we entered into a note agreement with Joseph Batiatto, our director, for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the three months ended March 31, 2011, we recognized an expense for the beneficial conversion feature in the amount of $1,393.  As of March 31, 2011, $3,478 is outstanding on the note payable.

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances are recorded as a liability on the Company’s balance sheet. These amounts are loaned to the Company without any formal note agreement and do not bear interest. They are payable on demand. As of March 31, 2011, we have recorded a liability of $809199 for such related party advances.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issue. The entire Plan expired on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of March 31, 2011, 1,990,289 shares had been exercised and issued under the Plan.

On November 8, 2006, we filed a Non-Statutory Stock Option Plan with the SEC.  This 2006 Non-Statutory Stock Option Plan was intended as an employment incentive, to aid in attracting and retaining persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in our development and success.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 14,100,000 shares have been issued from the Plan as of March 31, 2011.

16. Stock Transactions

On January 24, 2011we issued 500,000 shares of our common stock as consideration to extend a note due date to December 31, 2011 held by Nicholas Milazzo.

On January 24, 2011 we issued 500,000 shares of our common stock as consideration to extend a note due date to December 31, 2011 held by Robert Tabacchi.

On January 24, 2011 we issued 3,000,000 shares of our common stock for legal services.

On January 24, 2011 we issued 2,500,000 shares of our common stock for consulting services.

On January 24, 2011 we issued 1,072,100 shares of our common stock or consulting services.

On January 24, 2011 we issued 1,235,403 as payment for back wages of $41,600 to Peter Ubaldi, our chief executive officer.

On February 1, 2011 we issued 2,400,000 shares of our common stock or consulting services.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

On January 1, 2010, we entered into a 5 year consulting agreement with Smith Street Holdings, of which our director, Joseph Batiatto, is a managing member, to provide business acquisition services.  Consulting fees to include a quarterly cash distribution in an amount to be determined by the Board of Directors based on the net revenue generated by transactions initiated by the consultant.  In addition the consultant was granted 5,000,000 shares of company stock upon signing the agreement. Also in addition, each time the consultant accumulates $2,000,000 in net revenue less fees paid to the consultant in any given quarter, 3,000,000 shares of the common stock will be granted, not to exceed 10,500,000 shares.

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

In June 2010, we entered into a consulting agreement with Christopher Martin to assist in the development of the GEC business.  Mr. Martin received 100,000 shares of stock as a signing bonus and has managed our relationships during the Gulf Oil Spill, our MPWS manufacturer and most recently has traveled to South Africa to help with the set up of GEC Africa.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Future minimum annual payments expected under the operating lease are as follows:

Year Ending December 31,	Amount

2011	12,600
2012	23,200

Total	$35,800

19.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

20.  Legal Proceedings

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement.  Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009.  A balloon payment of $24,000 was due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of March 31, 2011 payments totaling $9,000 have been made under this settlement agreement.

We entered into a consulting service agreement with Waterville Associates on March 20, 2007. The agreement called for certain services by Waterville Associates which included: (a) posting information about us on their web site; (b) production of an 8 to 10 page research report providing data on us; and (c) assisting us in the creation of capital to implement our business plan.  We agreed to compensate Waterville for their services by issuing shares of our common stock as these services were performed.  We have not received any of the services by Waterville as outlined in the agreement.  Waterville is seeking a claim for compensation as provided for in the agreement. Although we believe that the lawsuit is without merit we have determined that based on the potential legal fees to mount a defense, especially given the venue of the proceedings it was better to settle this litigation.  Therefore, we issued Waterville 2,000,000 shares of Restricted Stock Common Stock as settlement in full.

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

In January 2005, we entered into a Promissory Note with Market Connexxions, LLC in the amount of $229,365.00.  We have asserted inconsistencies in the terms and conditions of the agreement but had in good faith agreed to settle the Note by issuing shares of their common stock to the holder of the Note.  We are have currently re-started settlement negotiations with the principal and as a result all legal proceedings have been suspended.  We believe that a settlement will be reached within the next 30 days.

In addition to the matter described above, we are involved in various legal actions and claims from time to time, which arise in the normal course of business. In our opinion, the final disposition of these matters will not have a material adverse effect on our financial position or results of operations.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

21. Subsequent Events

On April 1, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.

On May 3, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” “our” or “the Company” refers to Global Ecology Corporation and its subsidiaries, except where the context otherwise requires.

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the financial statements and notes for the period ended March 31, 2011 contained in this Form 10-Q, and with the audited financial statements and notes as well as other items thereto included in our annual report on Form 10-K for the year ended December 31, 2009. This report, annual reports on Form 10-K, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the United States Securities and Exchange Commission’s, or SEC's, website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on our website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy of any of our material filed with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10Q for the period ended March 31, 2011 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of our Company with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases.  From time to time,

We may also provide forward-looking statements in other materials and releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in our previous annual report on Form 10-KSB, quarterly reports filed on Form10-Q and current reports on Form 8-K filed with the SEC.

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

We have incurred operating losses of ($424,512) and ($212,516) in three months ended March 31, 2011 and 2010, respectively, and we have had working capital deficiencies in both quarters. Ours financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

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

Employees

As of March 31, 2011, we have employed a total of 5 people. No employees are covered by a collective bargaining agreement.

Results of Operations

GLOBAL ECOLOGY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
for the three months ended March 31,

	Un-Audited	Un-Audited
	2011	2010

Sales	$ 35,000	$ -
Cost of Goods Sold	43,250	-
Gross Profit	(8,250)	-

General And Administrative	123,558	84,666
Shares issued for Services	254,600	98,000
Net Profit / (Loss) From Operations	(386,408)	(182,666)

Interest Expense	(38,104)	(29,850)
Net Profit / (Loss) Before Income Taxes	(424,512)	(212,516)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (424,512)	$ (212,516)

Revenues

Product Sales

For the three months ended March 31, 2011, we had $35,000 in revenues from the sale of 1 water cart.

For the three months ended March 31, 2010 we had $0 in sales revenue.  We sold our initial water cart at a discounted price as part of our agreement but subsequent sales of the water cart will be priced at $42,000

Cost of Sales

For the three months ended March 31, 2011, cost of product sales were $43,250 as compared to $0 to the same period in 2010 due to no sales for the quarter ended March 31, 2010.

Operating Expenses

Significant expenditures for operating expenses for the three months ended March 31, 2011 and 2010 were:

	2011	2010
Compensation and benefits	$ 70,413	$ 70,413
Office occupancy and equipment	3,000	1,123
Professional and consulting fees	237,950	104,000
Sales and product development	28,079	170
Depreciation and amortization	5,834	5,864
Financing Fees	30,000	-
Other	2,882	1,096
Total G&A	$ 378,158	$ 182,666

Compensation and benefits remained the same for the three months ended March 31, 2011, as compared to the same period a year earlier primarily due to the resignation of Roy Pardini.

Office, occupancy and equipment increased by $1,877, for the three months ended March 31, 2011 as compared to the same period in 2010

Professional fees increased by $133,950 for the three months ended March 31, 2011 as compared to the same period in 2010 due to the increased consulting fees for sales and marketing activity.

Sales development and product development expense increased by $27,909 for the three months ended March 31, 2011, as compared to the same period in 2010 due to the increased sales activity for the water cart project.

Depreciation and amortization expense remained the same for the three months ended March 31, 2011 as compared to the same period in 2010.

Financing  fees increased by $30,000, for the three months ended March 31, 2011 as compared to the same period in 2010 due to the issuance of 1,000,000 shares of common stock in consideration for the extension of  three notes payable

Interest Expenses

Interest expense increased by $8,254 for the three months ended March 31, 2011, as compared to the same period in 2010 due to the increase in borrowings.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of ($424,512) and ($212,516) for the three month periods ended March 31, 2011 and 2010, respectively.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows
for the three months ended March 31,

	2011	2010
Net cash provided (used) in operating activities	$ (107,073)	$ (6,215)
Net cash used in investing activities	-	-
Net cash provided by financing activities	(14,000)	5,600
Net increase (decrease) in cash	(121,073)	(615)
Cash beginning of the period	225,740	2,635
Cash end of the period	$ 104,667	$ 2,020

 Net cash used in operating activities for the three months ended March 31, 2011 increased to $(107,073) from ($6,215) for the three months ended March 31, 2010 primarily due to increase spending in the current period for sales and marketing activity and increased professional fees.

We had $0 in cash used by investing activities for the three months ended March 31, 2011 and 2010.

Net cash provided by financing activities was $(14,000) for the three months ended March 31, 2011 compared to net cash provided by financing activities of $5,600 for the three months ended March 31, 2010 due to payment of related party advances of $14,000.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of March 31, 2011 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

(b)

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 .

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement.  Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009.  A balloon payment of $24,000 was due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of March 31, 2011 payments totaling $9,000 have been made under this settlement agreement.

We entered into a consulting service agreement with Waterville Associates on March 20, 2007. The agreement called for certain services by Waterville Associates which included: (a) posting information about us on their web site; (b) production of an 8 to 10 page research report providing data on us; and (c) assisting us in the creation of capital to implement our business plan.  We agreed to compensate Waterville for their services by issuing shares of our common stock as these services were performed.  We have not received any of the services by Waterville as outlined in the agreement.  Waterville is seeking a claim for compensation as provided for in the agreement. Although we believe that the lawsuit is without merit we have determined that based on the potential legal fees to mount a defense, especially given the venue of the proceedings it was better to settle this litigation.  Therefore, we issued Waterville 2,000,000 shares of Restricted Stock Common Stock as settlement in full.

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

In January 2005, we entered into a Promissory Note with Market Connexxions, LLC in the amount of $229,365.00.  We have asserted inconsistencies in the terms and conditions of the agreement but had in good faith agreed to settle the Note by issuing shares of their common stock to the holder of the Note.  We are have currently re-started settlement negotiations with the principal and as a result all legal proceedings have been suspended.  We believe that a settlement will be reached within the next 30 days.

In addition to the matter described above, we are involved in various legal actions and claims from time to time, which arise in the normal course of business. In our opinion the final disposition of these matters will not have a material adverse effect on the our financial position or results of operations.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2011, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

On January 24, 2011we issued 500,000 shares of our common stock as consideration to extend a note due date to December 31, 2011 held by Nicholas Milazzo.

On January 24, 2011 we issued 500,000 shares of our common stock as consideration to extend a note due date to December 31, 2011 held by Robert Tabacchi.

On January 24, 2011 we issued 3,000,000 shares of our common stock for legal services.

On January 24, 2011 we issued 2,500,000 shares of our common stock for consulting services.

On January 24, 2011 we issued 1,072,100 shares of our common stock or consulting services.

On January 24, 2011 we issued 1,235,403 as payment for back wages of $41,600 to Peter Ubaldi, our chief executive officer.

On February 1, 2011 we issued 2,400,000 f shares of our common stock or consulting services.

Item 3. Defaults Upon Senior Securities

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of March 31, 2011, $193,886 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with an entity affiliated with our chief executive officer in the amount of $91,874 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As March 31, 2011, $130,446 is outstanding on the note payable.

In 2005, we obtained funds under a financing arrangement from Market Connexxion. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital. The note is in default.  The holder of the note had originally agreed to settle the balance due and the related accrued interest for shares of our common stock.  However, the principal of the lender rejected the agreed upon settlement and has begun litigation to recover the amount in question. We currently working to re-negotiate the original arrangement and finalize this settlement agreement with the lender. As of December

31, 2010, $348,137 is outstanding on the loan payable.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer.  The note is past due and in default.  As of March 31, 2011, $131,777 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000.  This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006.  The maturity date was extended through December 31, 2007. As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default. As of March 31, 2011, $33,148 is outstanding on the loan payable.

From time to time a former officers advanced funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances were recorded as a liability on the Company’s balance sheet. These amounts are loaned to the Company without any formal note agreement and do not bear interest. They are payable on demand. As of March 31, 2011, the outstanding balance is $216,150.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As March 31, 2011, $277,300 is outstanding on the note payable.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement.  The note is past due and in default.  As of March 31, 2011, $12,000 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party. Of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008.  No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of March 31, 2011, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matures on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock.  The pledged collateral is to be held in escrow until an event of default or payment in full of the loan. This loan is in default and as of March 31, 2011, $130,473 is outstanding.

On October 29, 2009, our chief executive officer and an affiliated entity entered into a settlement agreement with Lender’s Funding whereby the Company agreed to assume the liability and the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default.  As of March 31, 2011, $6,750 is outstanding. Our chief executive officer is in the process of settling this obligation and the 1,000,000 shares are being held by Lender’s Funding pending final disposition of this obligation.

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

Date: May 16, 2011

/s/ PETER D. UBALDI

Peter D. Ubaldi, President

and Chief Executive Officer

Date: May 16, 2011

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

___________________

*

Filed herewith.

**

Furnished herewith.