Form 10-Q
period 2011-06-30
Global Ecology Corp
filed 2011-08-15
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

      ☑  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                       ☑  Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

       ☐ Yes ☑ No

As of August 15, 2011 there were 423,744,421 shares of common stock of Global Ecology Corporation outstanding.

GLOBAL ECOLOGY CORPORATION

(A Nevada Corporation)

TABLE OF CONTENTS

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

W. T. UNIACK & CO. CPA’S, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

1003 Weatherstone Pkwy., Ste. 320     12600 Deerfield Pkwy., Ste 100

Woodstock, GA  30188       Alpharetta, GA  30004

Phone: 770-592-3233       Phone: 678-773-0251

_____________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

Global Ecology Corporation

140 Smith Street Suite 500

Keasbey, NJ  08832

We have reviewed the accompanying balance sheet of Global Ecology Corporation f/k/a Homeland Security, Inc. as of June 30, 2011 and the related statements of operations and cash flows for the six month periods ended June 30, 2011. These financial statements are the responsibility of the Company’s management.

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

/S/W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

Woodstock, Georgia

August 15, 2011

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Balance Sheet
as of
	Un-Audited
	June 30,	December 31,
	2011	2010
Assets
Current Assets
Cash	$ 67,873	$ 225,740
Accounts receivable – trade	—	—
Inventories	—	—
Total current assets	67,873	225,740

Property, plant and equipment, net of accumulated depreciation	—	—
Capitalized software, net of accumulated amortization	29,167	40,835
Other intangible assets	21,500	21,500
Investment in joint venture	780,000	780,000
Reserve for impairment of Investment in joint venture	(780,000)	(780,000)
Total Assets	$ 118,540	$ 288,075

Liabilities and Shareholders' Deficit
Accounts payable and accrued liabilities	$ 697,036	$ 649,194
Accounts payable and accrued liabilities to related parties	523,607	481,259
Notes payable and advances related parties	1,035,018	1,062,698
Current portion of notes payable	1,520,529	1,635,529
Line of credit	166,085	166,085
Total current liabilities	3,942,274	3,994,765

Long term notes payable, net of current portion	—	—
Total Liabilities	3,942,274	3,994,765

Shareholders' Deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,150,000 issued and outstanding	2,150	2,150
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 0 issued and outstanding	—	—
Common Stock, par value $.001; 500,000,000 shares authorized, 423,744,421 and 3,95,769,546 shares issued and outstanding, respectively'	423,745	395,770
Additional paid-in-capital	26,107,361	25,543,385
Accumulated deficit	(29,957,250)	(29,248,255)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(3,823,734)	(3,706,690)
Total liabilities and shareholders’ deficit	$ 118,540	$ 288,075

The accompanying notes are an integral part of these financial statements.

Global Ecology Corporation
Condensed Consolidated Statements of Operations
for the three and six months ended June 30,

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2011	2010	2011	2010

Sales	$ —	$ —	$ 35,000	$ —
Cost of Goods Sold	—	—	43,252	—
Gross Profit	—	—	(8,252)	—

General And Administrative	105,257	143,624	301,815	344,290
Beneficial conversion feature	62,450	3,193	62,450	3,193
Shares issued for Services	94,900	—	276,500	—
Net Profit / (Loss) From Operations	(262,607)	(146,817)	(649,017)	(347,483)

Other Income / (expense)		252		252
Interest Expense	(21,874)	(27,060)	(59,978)	(56,909)
Net Profit / (Loss) Before Income Taxes	(284,481)	(173,625)	(708,995)	(404,140)
Income Tax Expense	—	—	—	—
Net Profit / (Loss)	$ (284,481)	$ (173,625)	$ (708,995)	$ (404,140)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	406,977,049	371,340,904	405,446,814	364,151,298

Net Profit / (Loss) per common share	$ (0.001)	$ (0.000)	$ (0.002)	$ (0.001)

The accompanying notes are an integral part of these financial statements.

Global Ecology Corporation
Consolidated Statements of Cash Flows
for the six months ended June 30,

	Un-Audited	Un-Audited
	2011	2010
Cash flows from operating activities:
Net loss	$ (708,995)	$ (404,140)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	11,669	11,669
Common stock issued for services and compensation	276,500	142,000
Common stock issued for debt settlement	153,000	250,000
Beneficial conversion expense	62,451	3,193
Changes in:
Other assets	—	124
Accounts payable and other accrued expenses (net of settlements)	90,188	(12,486)
Net cash provided (used) in operating activities	(115,187)	(9,640)

Cash flows from investing activities:
Purchases of property and equipment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Borrowing (repayment) under line of credit	—	—
Advances / (repayment) - related parties	(42,680)	7,450
Net cash provided by financing activities	(42,680)	7,450

Net increase (decrease) in cash	(157,867)	(2,190)
Cash beginning of the period	225,740	2,635
Cash end of the period	$ 67,873	$ 445

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

We entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our initial belief was that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that has occurred in the City of Juarez and the surrounding area has taken the government officials’ focus away from the building and expansion of their farmlands. This has directly impacted potential orders.   Nevertheless, discussions are in progress with potential buyers.  We have advanced $780,000 to the venture.  The terms of the agreement call for the initial revenue to be used to repay the advance; however, we can allow a portion of the repayment to be left in the venture for working capital if we desire.  Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore they have decided to reserve $780,000 for potential impairment of the asset. As of  June 30,2011 the net carrying value of this asset is $0.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the “JV Company”) with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile PureWater System (“MPWS”) and our ionized mineral solution, IMS1000.  Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories.  As of June 30, 2011 there has been no activity to report.

As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000.  The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide.  There will be minimum sales volume requirements for the continuation of the relationship. We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all. As of June 30, 2011 there has been no activity to report.

We continue to develop our relationships in South Africa through our subsidiary GEC Africa which is a joint partnership with Isongo. Representatives of our company demonstrated our MPWS in real time as it produced potable water from several contaminated sources. These demonstrations were performed in the most challenging conditions where rivers look like dark chocolate and E. coli, streptococcus, and other dangerous pathogens are abundant.   As of June 30, 2011 there has been no activity to report.

Our group met with government officials from municipalities and water processing facilities including, The Department of Water Affairs and The South African Bureau of Standards, which has now agreed to accelerate the registration process for our licensed, proprietary formula, IMS1000. Many public and private entities in Africa are seeking ways to provide safe water without the use of chlorine and our IMS1000 solution will help to accomplish this goal.  We also had discussions with two municipalities for the use of our bio-remediation technology for the processing of bio-solids from their waste water treatment facilities. Additional uses of IMS1000 such as the de-contamination of large bodies of water, vegetable washes, poultry processing plants, and mining water reclamation are currently under discussion. As of June 30, 2011 there has been no activity to report.

GEC Africa has now engaged several distributors to market our products and services throughout the continent. This distribution channel under the supervision of GEC Africa is expected to accelerate the development of our coverage and produce sustainable revenue.  As of June 30, 2011 there has been no activity to report.

In January of 2011, we formed a wholly subsidiary, CleanTower Technologies, Inc., for the purpose of developing a market for our licensed environmentally safe chemical IMS1000.  The solution is produced under a private label arrangement with our Canadian supplier, EnvirEau Technologies, Inc.  This new company will eventually include a number of affiliates with industry experience to help us build the operation.  As of June 30, 2011 there has been no activity to report.

In March of 2011 we executed a Letter of Intent with Esoft Informatics, Pvt. Ltd. (“Esoft”), of Noida, India for the development of a thermal solar energy project in India and developing a sales channel for our products in India.  The letter of intent contemplates a formation of a subsidiary of our company, GEC Energy Company, which will b e jointly owned by us and Esoft. If we are able to come to terms with Esoft and enter into definitive agreements with Esoft, the joint venture will encompass the development of a six megawatt solar power plant in India which will provide an alternative source of energy for certain regions within India and will allow to establish distribution channels for our environmental restoration technologies throughout India. We cannot provide any assurances that we will be able to enter into definitive agreements with Esoft or that if we do that this will be a profitable business venture for our company, which may ultimately negatively impact our earnings and shareholder value. As of June 30, 2011 there has been no activity to report.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

May 25, 2011, we executed letters of intent with the Town of Castleberry, the Town of For Deposit and the City of White Hall which are located in the State of Alabama. The letters of intent contemplate the development of locations in each of the three cities for the accumulation of certain organic waste which will be used in the production of our natural fertilizer/soil additive and allow for the expansion of the market where we can sell our soil and water remediation technologies. In addition, the letters of intent contemplate the creation of a subsidiary company in the State of Alabama, or GEC Alabama, which will be our wholly-owned subsidiary and will enter into profit sharing agreements with each of the three cities. We can provide no assurances that we will be able to enter into definitive agreements with the three cities in Alabama or that proposed relationship with the cities will be successful or be able to generate revenue, if at all. As of June 30, 2011 there has been no activity to report.

We have incurred operating losses of ($708,995) and ($404,140) for the six months ended June 30, 2011 and 2010, respectively, and we have had working capital deficiencies in both quarters. Our financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

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

2. Basis of Presentation

The financial information presented in this report comprises the unaudited financial statements (i) for the three and six months ended June 30, 2011 and 2010.

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

In the opinion of our management, the financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of our Company for the periods presented. The results of operations for the period ended June 30, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods.

 GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

Revenue Recognition

We previously recognized revenue related to our GPS tracking business principally on two types of transactions – sales of products and wireless communication service fees. The products sold and bundled in the product offering include a radio transmitter, hosted software, and a data transmission network. Revenue arrangements were accounted for under EITF No. 00-21: Prior to the end of December 31, 2009, we discontinued the GPS operation and as such no revenue related to this business segment has occurred during the quarter ended June 30, 2011.

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

Accounts Receivable

Accounts receivable relating to our tracking device segment consists of payments due from users of the products. In the normal course of business, we monitor the financial condition of our customer base. As of June 30, 2011 and 2010, the Company has recorded a provision for uncollectible accounts of $133,250 and $133,250, respectively, related to a long-outstanding balance. The account deemed uncollectible relates to an individual customer; we have a note payable outstanding to an affiliated entity (Riverside Corporation) of the customer with a principal balance of $141,875 and $141,875 as of June 30, 2011 and 2010, respectively. As the note payable terms do not have a right of offset, we have reserved the balance in full in accordance with its own accounting policies; however, we believe we have a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

Inventory

Inventory consists of the radio transmitter units sold in the GPS business and carried at cost.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

 Property, Plant and Equipment

Furniture and equipment are carried at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the assets, which is three years.  Leasehold improvements are carried at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the life of the lease.

Capitalized Software

We capitalize certain computer software costs, after technological feasibility has been established.  These costs are amortized utilizing the straight-line method over the software’s economic life, which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the development of applications.  For the three month periods ended June 30, 2011 and 2010, no expenditures relating to application development were capitalized by our Company.

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

Investment in Joint Venture

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture. Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of December 31, 2010 we advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore, they have decided to reserve $780,000 for potential impairment of the asset. As of June 30, 2011 the net carrying value of this asset is $0.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of June 30, 2011, we had a net operating loss carry forward of $(29,957,249) and a deferred tax asset of $10,185,465 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $10,224,940.

As of June 30, 2011
Deferred Tax Asset	$ 10,185,465
Valuation Allowance	(10,185,465)
Deferred Tax Asset (Net)	$ -

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

FASB Codification Section 825-10-65 established a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels as follows.  The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

At June 30, 2011, our assets and liabilities reported at fair value utilizing Level 1 inputs include cash and cash equivalents. For these items, quoted current market prices are readily available.  We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

The following table presents information about the Company’s fair value hierarchy for financial assets as of June 30, 2011:

	Quoted Prices in	Significant Other Observable Inputs	Significant
	Active Markets for Identical Assets	(Level 2)	Unobservable Inputs
	(Level 1)		(Level 3)	Total

Cash and cash equivalents	$ 67,873	—	—	$ 67 ,873
Total assets	$ 67,873	—	—	$ 67,873

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

Stock-Based Compensation

Prior to January 1, 2006, we elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees , and related interpretations to account for our employee and director stock options, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123,  Accounting for Stock-Based Compensation (contained in FASB Codification Topic 718, Compensation-Stock Compensation). We accounted for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123. Effective January 1, 2006, The Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payments , (“SFAS No. 123(R)”) (contained in FASB Codification Topic 718, Compensation-Stock Compensation) for all share-based payment awards to employees and directors including stock options, restricted stock units and employee stock purchases related to our employee stock purchase plan. In addition, the Company has applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the Securities and Exchange Commission, in our adoption of SFAS No. 123(R).

We adopted FASB Codification Topic 718 using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of FASB Codification Topic 718, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of FASB Codification Topic 718. Results from prior periods have not been restated and do not include the impact of FASB Codification Topic 718. For the six month period ending June 30, 2011 and year ended December 31, 2010, we recognized no stock-based compensation expense under FASB Codification Topic 718 relating to employee and director stock options, restricted stock units or the employee stock purchase plan.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Upon adoption of FASB Codification Topic 718, the Company elected to use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees subsequent to January 1, 2006 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method. These methods were previously used for our pro forma information required under FASB Codification Topic 718.  As of June 30, 2011 we had issued no warrants or options and recognized $0 in expense as a result.

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

Prior to the adoption of FASB Codification Topic 718, all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. FASB Codification Topic 718requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of June 30, 2011.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

We adopted FIN 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN48. During the three months ended June 30, 2011 there were no changes in our unrecognized tax benefits and we had no accrued interest or penalties as of June 30, 2011.

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

4. Going Concern Uncertainty

We have incurred net losses in the six months ended June 30, 2011 and year ended December 31, 2010 and we have had working capital deficiencies both periods.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

5. Income (Loss) Per Share

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Basic profit/(loss) per share is computed on the basis of the weighted average number of common stock shares outstanding. At June 30, 2011 and June 30, 2010, the Company had outstanding common stock shares of and 423,744,421 and 372,259,585, respectively, used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents at June 30, 2011 and 2010 were 405,446,814 and 364,151,298 respectively. As of June 30, 2011 and 2010 the Company had outstanding preferred shares which would have been assumed to be converted and have a dilutive effect of $21,500,000 on our shares of common stock. For the six months ended June 30, 2011 and 2010, all of the Company's shares of common stock equivalents were excluded from the calculation of diluted loss per common stock share because they were anti-dilutive, due to the Company's net loss in those periods.

6. Property, Plant and Equipment

We had no property, plant and equipment as of June 30, 2011 and December 31, 2010.

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

During the year ended December 31, 2007, the Company acquired new software to operate and enhance its GPS system.  The development costs of this software, which totaled $116,682, were capitalized and placed in service at the end of September 2007 and are being amortized over their estimate useful life of five years.  No such software development costs were capitalized during the six month periods ended June 30, 2011 and 2010.  Amortization expense of $17,500 and $5,834 was recognized related to this capitalized software during the six month periods ended June 30, 2011 and 2010, respectively.

Capitalized software costs and accumulated amortization were as follows as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
Software development costs	$116,682	$116,682
	-87,515	-75,847
Capitalized Software, net	$29,167	$40,835

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount
2011	$ 11,667
2012	$ 17,500
Total	$ 29,167

8.  Other Intangible Assets

On June 6, 2008, we acquired a mobile water purification plant and computerized ballast water distribution system from Robert Elfstrom. We agreed to purchase these assets in consideration for 1,000,000 shares of the Company’s common stock to be issued as follows: 100,000 shares upon the execution of the Bill of Sale and the remaining balance of shares to be issued in increments of 300,000 shares each time we accumulate net revenues of $2,000,000 from the utilization of the technology. We initially recorded the asset at the fair value of the full 1,000,000 shares at the date of the sale, which was $215,000, and recorded a liability for the remaining 900,000 shares to be issued. As of June 30, 2011, no revenues had been generated from this technology and thus no additional shares had been issued. We determined that it was more appropriate to reverse the liability for the remaining contingent shares and to reduce the value of the assets to the fair value of the 100,000 shares issued at execution of the agreement, or $21,500. If and when the remaining shares are issued, they will be recorded as a royalty expense. However, during 2009 a dispute had arisen with Mr. Elfstrom concerning his performance under this arrangement which we felt would directly impact the success of the System. All unpaid compensation whether in stock or fees has been withheld pending final negotiation with Mr. Elfstrom. We have also made arrangements with a manufacturing/ joint venture partner for the production of our own Mobile PureWater System (“MPWS”) which is now being demonstrated in Nigeria and has been offered to several relief agencies. The next generation of the MPWS has been completed by the same manufacturer and is being test in New Jersey.

9.   Investment in Joint Venture and Other

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture. Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of June 30, 2011 we advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore they have decided to reserve $780,000 for potential impairment of the asset. As of June 30, 2011 the net carrying value of this asset is $0.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

10.   Notes Payable to Related Parties

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of June 30, 2011, $196,369 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with an entity affiliated with our chief executive officer in the amount of $91,874 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As June 30, 2011, $132,284 is outstanding on the note payable.

On February 17, 2010 we entered into a note agreement with our chief executive officer for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the three months ended June 30, 2011, we recognized an expense for the beneficial conversion feature in the amount of $1,071. As of June 30, 2011, $2,667 is outstanding on the note payable.

On February 17, 2010 we entered into a note agreement with Joseph Batiatto, our director, for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the three months ended June 30, 2011, we recognized an expense for the beneficial conversion feature in the amount of $1,393.  As of June 30, 2011, $3,535 is outstanding on the note payable.

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances are recorded as a liability on the Company’s balance sheet. These amounts are loaned to the Company without any formal note agreement and do not bear interest. They are payable on demand. As of June 30, 2011, we have recorded a liability of $795,519 for such related party advances.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

11.  Notes Payable

In 2005, we obtained funds under a financing arrangement from Market Connexxion. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital.  On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash.  The shares were issued on April 18, 2011 at a market value of $.02 per share. We booked a reduction in the principal balance of $100,000. Although as of June 30, 2011 the outstanding balance was $238,459, this balance may be adjusted in the future due to the uncertainty of future stock prices and liquidated value of the stock.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer.  The note is past due and in default.  As June 30, 2011, $134,152 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000.  This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006.  The maturity date was extended through December 31, 2007. As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default. As of June 30, 2011, $33,621 is outstanding on the loan payable.

From time to time a former officers advanced funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances were recorded as a liability on the Company’s balance sheet. These amounts are loaned to the Company without any formal note agreement and do not bear interest. They are payable on demand. As of June 30, 2011, the outstanding balance is $216,150.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As June 30, 2011, $281,200 is outstanding on the note payable.

In February 2006, we obtained funds under a convertible promissory note with an unaffiliated third party in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. As of June 30, 2011, $150,578 is outstanding on the loan payable.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement.  The note is past due and in default.  As of June 30, 2011, $12,000 is outstanding on the loan payable.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. The note is convertible at any time to shares of our common stock at a fixed rate.  As of June 30, 2011, $64,500 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011.The note is convertible at any time to shares of our common stock at a fixed rate.  As of June 30, 2011, $67,000 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party. Of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008.  No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of June 30, 2011, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matures on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock.  The pledged collateral is to be held in escrow until an event of default or payment in full of the loan. This loan is in default and as of June 30, 2011, $133,161 is outstanding.

On October 29, 2009, our chief executive officer and an affiliated entity entered into a settlement agreement with Lender’s Funding whereby the Company agreed to assume the liability and the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default.  As of June 30, 2011, $6,750 is outstanding. Our chief executive officer is in the process of settling this obligation and the 1,000,000 shares are being held by Lender’s Funding pending final disposition of this obligation.

In November 2009, we incurred a note payable to an unaffiliated third party for $7,500 at an interest rate of 12.00% per annum. The note is due on November 10, 2010.  On November 22, 2010, this note was converted into 750,000 of the company’s common stock.  As of June 30, 2011, $0 is outstanding on the loan.

On February 17, 2010 we entered into a note agreement with a former executive for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The notes are convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the years ended December 31, 2010 we recognized a expense for the beneficial conversion feature in the amount of $1,736.  The balance due as of June 30, 2011was $4,390.

On September 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note has a interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on June 20, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from September 17, 2010 at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.  As of June 30, 2011, $0 is due and outstanding on the note due to the fact that Asher Enterprises elected to convert its note into 1,750,958 shares of our common stock.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

On October 8, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $25,000.The promissory note has a interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on August 19, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from October 8, 2010 at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.  As of June 30, 2011, $0 is due and outstanding on the note due to the fact that Asher Enterprises elected to convert its note into 3,015,309 shares of our common stock.

On November 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note has a interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on July 12, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from November 17, 2010 at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.  As of June 30, 2011, $0 is due and outstanding on the note due to the fact that Asher Enterprises elected to convert its note into 3,647,192 shares of our common stock.

On December 15, 2010, we entered into a convertible promissory note for a principal amount of $200,000 with an unaffiliated third party. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on August 19, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from October 8, 2010 at conversion rate equal to a 20% discount to the three lowest closing market prices for the 10 days preceding its election to convert or $0.10 per share, whichever is greater.  As of June 30, 2011, $208,701 is due and outstanding on the note.

On April 1, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.  As a result we booked a beneficial conversion feature of 31,225. As of June 30, 2011 the outstanding balance was $33,150.

On May 3, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.   As a result we booked a beneficial conversion feature of 31,225. As of June 30, 2011 the outstanding balance was $32,933.

12. Credit Union Participations

We no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through our former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, we were to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of June 30, 2011 payments totaling $9,000 had been made under the settlement agreement.   The remaining settlement obligation is past due.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

13. Lines of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions which is no longer our line of business.  The outstanding balance totaling $166,085 at both June 30, 2011 and December 31, 2010 and the line of credit was in default. In addition as of June 30, 2011, we had accrued interest due of $145,593. We will negotiate revised payment terms and a settlement with the lender as soon we are able to make a firm commitment.

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

14.  Related Party Transactions

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of June 30, 2011, $196,369 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with an entity affiliated with our chief executive officer in the amount of $91,874 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As June 30, 2011, $132,284 is outstanding on the note payable.

On February 17, 2010 we entered into a note agreement with our chief executive officer for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the three months ended June 30, 2011, we recognized an expense for the beneficial conversion feature in the amount of $1,071. As of June 30, 2011, $2,667 is outstanding on the note payable.

On February 17, 2010 we entered into a note agreement with Joseph Batiatto, our director, for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the three months ended June 30, 2011, we recognized an expense for the beneficial conversion feature in the amount of $1,393.  As of June 30, 2011, $3,535 is outstanding on the note payable.

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances are recorded as a liability on the Company’s balance sheet. These amounts are loaned to the Company without any formal note agreement and do not bear interest. They are payable on demand. As of June 30, 2011, we have recorded a liability of $795,519 for such related party advances.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issue. The entire Plan expired on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of June 30 2011, 1,990,289 shares had been exercised and issued under the Plan.

On November 8, 2006, we filed a Non-Statutory Stock Option Plan with the SEC.  This 2006 Non-Statutory Stock Option Plan was intended as an employment incentive, to aid in attracting and retaining persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in our development and success.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 14,100,000 shares have been issued from the Plan as of June30, 2011.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

17. Stock Transactions

For the three months ended June 30, 2011, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

On April 18, 2011 we issued 1,821,507 shares of common stock to our CEO, Peter Ubaldi, in lieu of the cash compensation to him under his employment contract.

On April 18, 2011 we issued 659,698 shares of common stock to Advent Consulting Group, LLC, in lieu of the cash compensation for consulting services performed during the first quarter of 2011 pursuant to the terms of our consulting agreement with Advent Consulting Group, LLC

On April 18, 2011 we issued 500,000 shares of our common stock for consulting services.

On April 18, 2011 we issued 5,000,000 shares of our common stock for consulting services.

On April 18, 2011 we issued 372,708 shares of our common stock for consulting services.

On September 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). Asher Enterprises elected to convert its note into 1,750,958 shares of our common stock pursuant to the terms of the convertible promissory note. These shares were issued on April 18, 2011.

On October 8, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $25,000.  Asher Enterprises elected to convert its note into 3,015,309 shares of our common stock pursuant to the terms of the convertible promissory note. These shares were issued on April 18, 2011.

On November 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). Asher Enterprises elected to convert its note into 3,647,192 shares of our common stock pursuant to the terms of the convertible promissory note.  These shares were issued on April 18, 2011.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

•

We and Mr. Elfstrom are reviewing our arrangement as there are certain disputes in performance on the part of Mr. Elfstrom.  As a result, we have withheld the $50,000 bonus referred to below along with the weekly compensation as stated in the contract.  These amounts have been accrued for as of December 31, 2009 and no additional accruals have been recorded by us.  We expect to reach an amicable conclusion with Mr. Elfstrom for the termination of his services.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

On January 1, 2010, we entered into a twelve month consulting agreement with Advent Consulting Group, LLC to provide accounting services for a monthly retainer fee of $5,000, which may be paid in cash or company stock.  In addition, we agreed to pay an upfront cash retainer fee of $3,000. This agreement was subsequently renewed on January 1, 2011 for an additional one-year term.

In June 2010, we entered into a consulting agreement with Christopher Martin to assist in the development of the GEC business.  Mr. Martin received 100,000 shares of stock as a signing bonus and has managed our relationships during the Gulf Oil Spill, our MPWS manufacturer and most recently has traveled to South Africa to help with the setup of GEC Africa.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

$

12,600

2012

$

13,200

Total

$

25,800

19.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

20.  Legal Proceedings

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement.  Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009.  A balloon payment of $24,000 was due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of June 30, 2011 payments totaling $9,000 have been made under this settlement agreement.

We entered into a consulting service agreement with Waterville Associates on March 20, 2007. The agreement called for certain services by Waterville Associates which included: (a) posting information about us on their web site; (b) production of an 8 to 10 page research report providing data on us; and (c) assisting us in the creation of capital to implement our business plan.  We agreed to compensate Waterville for their services by issuing shares of our common stock as these services were performed.  We have not received any of the services by Waterville as outlined in the agreement.  Waterville is seeking a claim for compensation as provided for in the agreement. Although we believe that the lawsuit is without merit we have determined that based on the potential legal fees to mount a defense, especially given the venue of the proceedings it was better to settle this litigation.  Therefore, we issued Waterville 1,000,000 shares of Restricted Stock Common Stock as settlement in full.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

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

In 2005, we obtained funds under a financing arrangement from Market Connexxion. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital.  On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash.  The shares were issued on April 18, 2011 at a market value of $.02 per share. We booked a reduction in the principal balance of $100,000. Although as of June 30, 2011 the outstanding balance was $238,459, this balance may be adjusted in the future due to the uncertainty of future stock prices and liquidated value of the stock.

In addition to the matter described above, we are involved in various legal actions and claims from time to time, which arise in the normal course of business. In our opinion, the final disposition of these matters will not have a material adverse effect on our financial position or results of operations.

21. Subsequent Events

On July 18, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” “our” or “the Company” refers to Global Ecology Corporation and its subsidiaries, except where the context otherwise requires.

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the financial statements and notes for the period ended June 30, 2011 contained in this Form 10-Q, and with the audited financial statements and notes as well as other items thereto included in our annual report on Form 10-K for the year ended December 31, 2010. This report, annual reports on Form 10-K, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the United States Securities and Exchange Commission’s, or SEC's, website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on our website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy of any of our material filed with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-Q for the period ended June 30, 2011 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of our Company with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases.  From time to time,

We may also provide forward-looking statements in other materials and releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in our previous annual report on Form 10-K, quarterly reports filed on Form10-Q and current reports on Form 8-K filed with the SEC.

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

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the “JV Company”)  with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile PureWater System (“MPWS”) and our ionized mineral solution, IMS1000.  Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories.  As of June 30, 2011 there has been no activity to report.

As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000.  The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide.  There will be minimum sales volume requirements for the continuation of the relationship. We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all.  As of June 30, 2011 there has been no activity to report.

We continue to develop our relationships in South Africa through our subsidiary GEC Africa which is a joint partnership with Isongo. Representatives of our company demonstrated our MPWS in real time as it produced potable water from several contaminated sources. These demonstrations were performed in the most challenging conditions where rivers look like dark chocolate and E. coli, streptococcus, and other dangerous pathogens are abundant. As of June 30, 2011 there has been no activity to report.

Our group met with government officials from municipalities and water processing facilities including, The Department of Water Affairs and The South African Bureau of Standards, which has now agreed to accelerate the registration process for our licensed, proprietary formula, IMS1000. Many public and private entities in Africa are seeking ways to provide safe water without the use of chlorine and our IMS1000 solution will help to accomplish this goal.  We also had discussions with two municipalities for the use of our bio-remediation technology for the processing of bio-solids from their waste water treatment facilities. Additional uses of IMS1000 such as the de-contamination of large bodies of water, vegetable washes, poultry processing plants, and mining water reclamation are currently under discussion. As of June 30, 2011 there has been no activity to report.

GEC Africa has now engaged several distributors to market our products and services throughout the continent. This distribution channel under the supervision of GEC Africa is expected to accelerate the development of our coverage and produce sustainable revenue. As of June 30, 2011 there has been no activity to report.

In January of 2011, we formed a wholly subsidiary, CleanTower Technologies, Inc., for the purpose of developing a market for our licensed environmentally safe chemical IMS1000.  The solution is produced under a private label arrangement with our Canadian supplier, EnvirEau Technologies, Inc.  This new company will eventually include a number of affiliates with industry experience to help us build the operation. As of June 30, 2011 there has been no activity to report.

In March of 2011 we executed a Letter of Intent with Esoft Informatics, Pvt. Ltd. (“Esoft”), of Noida, India for the development of a thermal solar energy project in India and developing a sales channel for our products in India.  The letter of intent contemplates a formation of a subsidiary of our company, GEC Energy Company, which will b e jointly owned by us and Esoft. If we are able to come to terms with Esoft and enter into definitive agreements with Esoft, the joint venture will encompass the development of a six megawatt solar power plant in India which will provide an alternative source of energy for certain regions within India and will allow to establish distribution channels for our environmental restoration technologies throughout India. We cannot provide any assurances that we will be able to enter into definitive agreements with Esoft or that if we do that this will be a profitable business venture for our company, which may ultimately negatively impact our earnings and shareholder value. As of June 30, 2011 there has been no activity to report.

May 25, 2011, we executed letters of intent with the Town of Castleberry, the Town of For Deposit and the City of White Hall which are located in the State of Alabama. The letters of intent contemplate the development of locations in each of the three cities for the accumulation of certain organic waste which will be used in the production of our natural fertilizer/soil additive and allow for the expansion of the market where we can sell our soil and water remediation technologies. In addition, the letters of intent contemplate the creation of a subsidiary company in the State of Alabama, or GEC Alabama, which will be our wholly-owned subsidiary and will enter into profit sharing agreements with each of the three cities. We can provide no assurances that we will be able to enter into definitive agreements with the three cities in Alabama or that proposed relationship with the cities will be successful or be able to generate revenue, if at all. As of June 30, 2011 there has been no activity to report.

We have incurred operating losses of ($708,995) and ($404,140) for the six months ended June 30, 2011 and 2010, respectively, and we have had working capital deficiencies in both quarters. Our financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

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

Employees

As of June 30, 2011, we have employed a total of 5 people. No employees are covered by a collective bargaining agreement.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statement of Operations
for the three and six months ended June 30,

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2011	2010	2011	2010

Sales	$ —	$ —	$ 35,000	$ —
Cost of Goods Sold	—	—	43,252	—
Gross Profit	—	—	(8,252)	—

General And Administrative	105,257	143,624	301,815	344,290
Beneficial conversion feature	62,450	3,193	62,450	3,193
Shares issued for Services	94,900	—	276,500	—
Net Profit / (Loss) From Operations	(262,607)	(146,817)	(649,017)	(347,483)

Other Income / (expense)		252		252
Interest Expense	(21,874)	(27,060)	(59,978)	(56,909)
Net Profit / (Loss) Before Income Taxes	(284,481)	(173,625)	(708,995)	(404,140)
Income Tax Expense	—	—	—	—
Net Profit / (Loss)	$ (284,481)	$ (173,625)	$ (708,995)	$ (404,140)

Revenues

Product Sales

For the six months ended June 30, 2011, we had $35,000 in revenues from the sale of 1 water cart, which occurred in the first quarter of. We sold our initial water cart at a discounted price as part of our agreement but subsequent sales of the water cart will be priced at $42,000. For the three and six months ended June 30, 2010 we had $0 in sales revenue.

For the six months ended June 30, 2011, revenues from product sales increased by 100%, or $35,000, as compared to the same period in 2010, due to no sales for the six months ended June 30, 2010.

For the three months ended June 30, 2011 and 2010, revenue was $0 due to no sales during those periods.

Cost of Sales

For the six months ended June 30, 2011, cost of product sales increased by $43,252, or 100%, as compared to the same period in 2010 due to the sale of one water cart during the first quarter of 2011.

For the three months ended June 30, 2011 and 2010, cost of sales was $0 due to no sales during those periods.

Operating Expenses

Significant expenditures for operating expenses for the three and six ended June 30, 2011 and 2010 were:

	for the three months ended		for the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Payroll Expenses	$62,500	$62,500	$125,000	$125,000
Medical Insurance Expense	4,914	4,914	9,827	9,827
Rent Expense - Building	3,050	2,000	6,050	3,124
Professional fees	82,534	65,000	320,983	187,099
Car Allowance Expense	3,000	3,000	6,000	6,000
Depreciation Expense	5,834	5,834	11,669	11,669
Travel Expense	20,588	—	32,121	—
Finance Fee expense	5,454	—	40,454	—
Delivery and Postage	2,409	—	16,049	—
Beneficial Conversion feature	62,450		62,450
Other Expense	9,874	3,569	18,414	4,764
Total Expenses	$262,607	$146,817	$649,017	$347,483

Compensation and benefits remained the same at 70,414 and $140,827 for the three and six months ended June 30, 2011 and 2010, respectively.

Office, occupancy increased by $1,050 and $2, 926 for the three and six months ended June 30, 2011 over the same periods in 2010 primarily due to an increase in rent and associated rent expense as a result of opening a new office in Montclair, New Jersey.

Professional fees increased by$17,534 and $133,884 for the three and six months ended  June 30, 2011 over the same periods in 2010 primarily due to the addition of several consulting agreements needed to market the new joint venture activity.

Depreciation and amortization expense remained the same at $5834 and $11,669 for the three and six months ended June 30, 2011 and 2010, respectively.

.Travel expenses  increased by $20,588 and $32,121 for the three and six months ended  June 30, 2011 over the same periods in 2010 primarily due to the addition of several consulting agreements and the travel needed to market the new joint venture activity

Finance fees  increased by $5,454 and $35,454 for the three and six months ended  June 30, 2011 over the same periods in 2010 primarily due to extension of several notes payable and the issue of common stock as enticement.

Delivery and postage expenses increased by $2,409 and $16,049 for the three and six months ended  June 30, 2011 over the same periods in 2010 primarily due to the new joint venture activity

Liquidity

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $825,100 and $404140 for the six months ended June 30, 2011and 2010, respectively.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows
for the six months ended June 30,
	Un-Audited	Un-Audited
	2011	2010
Net cash provided (used) in operating activities	$ (115,187)	$ (9,640)
Net cash used in investing activities	—	—
Net cash provided by financing activities	(42,680)	7,450
Net increase (decrease) in cash	(157,867)	(2,190)
Cash beginning of the period	225,740	2,635
Cash end of the period	$ 67,873	$ 445

 Net cash used in operating activities for the six months ended  June 30, 2011 decreased to $(115,187) from ($9,640) for the six months ended June 30, 2010, primarily due to increased spending in consulting and sale costs associated with our efforts to increase sales of our products in the current period.

We did not have net cash used by investing activities for the six months ended June 30, 2011 and 2010.

Net cash provided by financing activities was $(42,680) for the six months ended June 30, 2011 compared to net cash provided by financing activities of $7,450 for the six months ended June 30, 2010 due to increased financing activities from unrelated third-party investors.

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

Due to the current uncertainty of realizing the benefits of the tax net operating loss carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon our ability to generate taxable income during future periods, which is not assured.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of June 30, 2011 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

(b)

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 .

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement.  Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009.  A balloon payment of $24,000 was due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of June 30, 2011 payments totaling $9,000 have been made under this settlement agreement.

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

In 2005, we obtained funds under a financing arrangement from Market Connexxion. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital.  On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash.  The shares were issued on April 18, 2011 at a market value of $.02 per share. We booked a reduction in the principal balance of $100,000. Although as of June 30, 2011 the outstanding balance was $238,459, this balance may be adjusted in the future due to the uncertainty of future stock prices and liquidated value of the stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2011, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

On April 18, 2011 we issued 1,821,507 shares of common stock to our CEO, Peter Ubaldi, in lieu of the cash compensation to him under his employment contract.

On April 18, 2011 we issued 659,698 shares of common stock to Advent Consulting Group, LLC, in lieu of the cash compensation for consulting services performed during the first quarter of 2011 pursuant to the terms of our consulting agreement with Advent Consulting Group, LLC

On April 18, 2011 we issued 500,000 shares of our common stock for consulting services.

On April 18, 2011 we issued 5,000,000 shares of our common stock for consulting services.

On April 18, 2011 we issued 372,708 shares of our common stock for consulting services.

On September 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). Asher Enterprises elected to convert its note into 1,750,958 shares of our common stock pursuant to the terms of the convertible promissory note.  These shares were issued on April 18, 2011.

On October 8, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $25,000.  Asher Enterprises elected to convert its note into 3,015,309 shares of our common stock pursuant to the terms of the convertible promissory note. These shares were issued on April 18, 2011.

On November 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). Asher Enterprises elected to convert its note into 3,647,192 shares of our common stock pursuant to the terms of the convertible promissory note.  These shares were issued on April 18, 2011.

Item 3. Defaults Upon Senior Securities

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of June 30, 2011, $196,369 is outstanding on the loan payable.

In 2005, we obtained funds under a financing arrangement from Market Connexxion. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital. The note is in default.  The holder of the note had originally agreed to settle the balance due and the related accrued interest for shares of our common stock.  However, the principal of the lender rejected the agreed upon settlement and has begun litigation to recover the amount in question. We currently working to re-negotiate the original arrangement and finalize this settlement agreement with the lender. As of June 30, 2011, $353,064 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with an entity affiliated with our chief executive officer in the amount of $91,874 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As June 30, 2011, $132,284 is outstanding on the note payable.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer.  The note is past due and in default.  As June 30, 2011, $134,152 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000.  This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006.  The maturity date was extended through December 31, 2007. As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default. As of June 30, 2011, $33,621 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As June 30, 2011, $281,200 is outstanding on the note payable.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement.  The note is past due and in default.  As of June 30, 2011, $12,000 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party. Of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008.  No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of June 30, 2011, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matures on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock.  The pledged collateral is to be held in escrow until an event of default or payment in full of the loan. This loan is in default and as of June 30, 2011, $131,161 is outstanding.

On October 29, 2009, our chief executive officer and an affiliated entity entered into a settlement agreement with Lender’s Funding whereby the Company agreed to assume the liability and the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default.  As of June 30, 2011, $6,750 is outstanding. Our chief executive officer is in the process of settling this obligation and the 1,000,000 shares are being held by Lender’s Funding pending final disposition of this obligation.

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

Date: August 15, 2011

/s/ PETER D. UBALDI

Peter D. Ubaldi, President

 and Chief Executive Officer

Date: August 15, 2011

/s/ PETER D. UBALDI

Peter D. Ubaldi, Principal

Accounting Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2011 (are numbered in accordance with Item 601 of Regulation S-K).

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

101.INS**       XBRL Instance Document

101.SCH**      XBRL Taxonomy Extension Schema Document

101.CAL**      XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**      XBRL Taxonomy Extension Label Linkbase Document

101.PRE**      XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**      XBRL Taxonomy Extension Definition Linkbase Document

________________________

*

Filed herewith.

**

Furnished herewith.