Form 10-Q
period 2011-09-30
Global Ecology Corp
filed 2011-11-14
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

       ☐ Yes ☑ No

As of November 14, 2011 there were 431,202,339 shares of common stock of Global Ecology Corporation outstanding.

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

Phone: 770-592-3233       Phone: 678-773-0251

_____________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

Global Ecology Corporation

96 Park Street

Montclair, NJ  07042

We have reviewed the accompanying balance sheet of Global Ecology Corporation f/k/a Homeland Security, Inc. as of September 30, 2011 and the related statements of operations and cash flows for the three and nine month period ended September 30, 2011. These financial statements are the responsibility of the Company’s management.

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

/S/William T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

Woodstock, Georgia

November 14, 2011

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Balance Sheet
as of
	Un-Audited
	September 30,	December 31,
	2011	2010
Assets
Current Assets
Cash	$ 300,533	$ 225,740
Accounts receivable – trade	-	-
Inventories	-	-
Total current assets	300,533	225,740

Property, plant and equipment, net of accumulated depreciation	-	-
Capitalized software, net of accumulated amortization	23,332	40,835
Other intangible assets	21,500	21,500
Investment in joint venture	780,000	780,000
Reserve for impairment of Investment in joint venture	(780,000)	(780,000)
Total Assets	$ 345,365	$ 288,075

Liabilities and Shareholders' Deficit
Accounts payable and accrued liabilities	$ 744,385	$ 649,194
Accounts payable and accrued liabilities to related parties	598,446	481,259
Notes payable and advances related parties	960,018	1,062,698
Current portion of notes payable	1,998,029	1,635,529
Line of credit	166,085	166,085
Total current liabilities	4,466,962	3,994,765

Long term notes payable, net of current portion	-	-
Total Liabilities	4,466,962	3,994,765

Shareholders' Deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,150,000 issued and outstanding	2,150	2,150
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, par value $.001; 500,000,000 shares authorized, 423,744,421 and 395,769,546 shares issued and outstanding, respectively'	423,745	395,770
Additional paid-in-capital	26,127,275	25,543,385
Accumulated deficit	(30,275,027)	(29,248,255)
Less treasury at cost, 1,817,000 shares	(399,740)	(399,740)
Total shareholders’ deficit	(4,121,597)	(3,706,690)
Total liabilities and shareholders’ deficit	$ 345,365	$ 288,075

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statement of Operations
for the three and nine months ended September 30,

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2011	2010	2011	2010

Sales	$ -	$ -	$ 35,000	$ -
Cost of Goods Sold	-	-	43,252	-
Gross Profit	-	-	(8,252)	-

General And Administrative	253,089	206,449	554,904	551,379
Beneficial conversion feature	19,914	19,068	82,364	22,261
Shares issued for Services	-	-	276,500	-
Net Profit / (Loss) From Operations	(273,003)	(225,517)	(922,020)	(573,640)

Other Income / (expense)		-		252
Interest Expense	(44,774)	(29,839)	(104,751)	(86,748)
Net Profit / (Loss) Before Income Taxes	(317,777)	(255,356)	(1,026,771)	(660,136)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (317,777)	$ (255,356)	$ (1,026,771)	$ (660,136)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	406,997,049	373,743,281	405,962,497	367,366,911

Net Profit / (Loss) per common share	$ (0.001)	$ (0.001)	$ (0.003)	$ (0.002)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	406,997,049	373,743,281	405,962,497	367,366,911

Diluted, Net Profit / (Loss) per common share	$ (0.001)	$ (0.001)	$ (0.003)	$ (0.002)

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30,

	Un-Audited	Un-Audited
	2011	2010
Cash flows from operating activities:
Net loss	$ (1,026,771)	$ (660,495)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	17,503	17,503
Common stock issued for services and compensation	376,500	177,000
Beneficial conversion expense	82,364	22,261
Reserve for asset impairment		100,000
Changes in:
Other assets	-	1,124
Accounts payable and other accrued expenses (net of settlements)	285,377	297,863
Net cash provided (used) in operating activities	(265,027)	(44,744)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Borrowing (repayment) under line of credit		-
Proceeds from notes payable	442,500	192,500
Advances / (repayment) - related parties	(102,680)	(132,497)
Net cash provided by financing activities	339,820	60,003

Net increase (decrease) in cash	74,793	15,259
Cash beginning of the period	225,740	2,635
Cash end of the period	$ 300,533	$ 17,894

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

We entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our initial belief was that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that has occurred in the City of Juarez and the surrounding area has taken the government officials’ focus away from the building and expansion of their farmlands. This has directly impacted potential orders.   Nevertheless, discussions are in progress with potential buyers.  We have advanced $780,000 to the venture.  The terms of the agreement call for the initial revenue to be used to repay the advance; however, we can allow a portion of the repayment to be left in the venture for working capital if we desire.  Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore they have decided to reserve $780,000 for potential impairment of the asset. As of September 30, 2011 the net carrying value of this asset is $0.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the “JV Company”) with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile PureWater System (“MPWS”) and our ionized mineral solution, IMS1000.  Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories.  As of September 30, 2011 there has been no activity to report.

As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000.  The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide.  There will be minimum sales volume requirements for the continuation of the relationship. We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all. As of September 30, 2011 there has been no activity to report.

We continue to develop our relationships in South Africa through our subsidiary GEC Africa which is a joint partnership with Isongo. Representatives of our company demonstrated our MPWS in real time as it produced potable water from several contaminated sources. These demonstrations were performed in the most challenging conditions where rivers look like dark chocolate and E. coli, streptococcus, and other dangerous pathogens are abundant.   As of September 30, 2011 there has been no activity to report.

Our group met with government officials from municipalities and water processing facilities including, The Department of Water Affairs and The South African Bureau of Standards, which has now agreed to accelerate the registration process for our licensed, proprietary formula, IMS1000. Many public and private entities in Africa are seeking ways to provide safe water without the use of chlorine and our IMS1000 solution will help to accomplish this goal.  We also had discussions with two municipalities for the use of our bio-remediation technology for the processing of bio-solids from their waste water treatment facilities. Additional uses of IMS1000 such as the de-contamination of large bodies of water, vegetable washes, poultry processing plants, and mining water reclamation are currently under discussion. As of September 30, 2011 there has been no activity to report.

GEC Africa has now engaged several distributors to market our products and services throughout the continent. This distribution channel under the supervision of GEC Africa is expected to accelerate the development of our coverage and produce sustainable revenue.  As of September 30, 2011 there has been no activity to report.

In January of 2011, we formed a wholly subsidiary, CleanTower Technologies, Inc., for the purpose of developing a market for our licensed environmentally safe chemical IMS1000.  The solution is produced under a private label arrangement with our Canadian supplier, EnvirEau Technologies, Inc.  This new company will eventually include a number of affiliates with industry experience to help us build the operation.  As of September 30, 2011 there has been no activity to report.

In March of 2011 we executed a Letter of Intent with Esoft Informatics, Pvt. Ltd. (“Esoft”), of Noida, India for the development of a thermal solar energy project in India and developing a sales channel for our products in India.  The letter of intent contemplates a formation of a subsidiary of our company, GEC Energy Company, which will b e jointly owned by us and Esoft. If we are able to come to terms with Esoft and enter into definitive agreements with Esoft, the joint venture will encompass the development of a six megawatt solar power plant in India which will provide an alternative source of energy for certain regions within India and will allow to establish distribution channels for our environmental restoration technologies throughout India. We cannot provide any assurances that we will be able to enter into definitive agreements with Esoft or that if we do that this will be a profitable business venture for our company, which may ultimately negatively impact our earnings and shareholder value. As of September 30, 2011 there has been no activity to report.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

May 25, 2011, we executed letters of intent with the Town of Castleberry, the Town of For Deposit and the City of White Hall which are located in the State of Alabama. The letters of intent contemplate the development of locations in each of the three cities for the accumulation of certain organic waste which will be used in the production of our natural fertilizer/soil additive and allow for the expansion of the market where we can sell our soil and water remediation technologies. In addition, the letters of intent contemplate the creation of a subsidiary company in the State of Alabama, or GEC Alabama, which will be our wholly-owned subsidiary and will enter into profit sharing agreements with each of the three cities. We can provide no assurances that we will be able to enter into definitive agreements with the three cities in Alabama or that proposed relationship with the cities will be successful or be able to generate revenue, if at all. As of September 30, 2011 there has been no activity to report.

On October 25, 2011, we received the last tranche of the funding necessary to begin the construction process on its first domestic organic soil amendment site in Castleberry, Alabama. The location, which encompasses nearly 70 acres, will be one of the largest of its kind in the U.S., and will be capable of producing approximately 40,000 cubic yards of fertilized organic soil amendments and 20,000 gallons of liquid soil enhancement products each month.

We have incurred operating losses of ($1,026,771) and ($660,496) for the nine months ended September 30, 2011 and 2010, respectively, and we have had working capital deficiencies in both quarters. Our financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

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

2. Basis of Presentation

The financial information presented in this report comprises the unaudited financial statements (i) for the three and nine months ended September 30, 2011 and 2010.

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

In the opinion of our management, the financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of our Company for the periods presented. The results of operations for the period ended September 30, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

Revenue Recognition

We previously recognized revenue related to our GPS tracking business principally on two types of transactions – sales of products and wireless communication service fees. The products sold and bundled in the product offering include a radio transmitter, hosted software, and a data transmission network. Revenue arrangements were accounted for under EITF No. 00-21: Prior to the end of December 31, 2009, we discontinued the GPS operation and as such no revenue related to this business segment has occurred during the quarter ended September 30, 2011.

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

Accounts Receivable

Accounts receivable relating to our tracking device segment consists of payments due from users of the products. In the normal course of business, we monitor the financial condition of our customer base. As of September 30, 2011 and 2010, the Company has recorded a provision for uncollectible accounts of $133,250 and $133,250, respectively, related to a long-outstanding balance. The account deemed uncollectible relates to an individual customer; we have a note payable outstanding to an affiliated entity (Riverside Corporation) of the customer with a principal balance of $141,875 and $141,875 as of September 30, 2011 and 2010, respectively. As the note payable terms do not have a right of offset, we have reserved the balance in full in accordance with its own accounting policies; however, we believe we have a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

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

Capitalized Software

We capitalize certain computer software costs, after technological feasibility has been established.  These costs are amortized utilizing the straight-line method over the software’s economic life, which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the development of applications.  For the three month periods ended September 30, 2011 and 2010, no expenditures relating to application development were capitalized by our Company.

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

Investment in Joint Venture

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture. Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of December 31, 2010 we advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore, they have decided to reserve $780,000 for potential impairment of the asset. As of September 30, 2011 the net carrying value of this asset is $0.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of September 30, 2011, we had a net operating loss carry forward of $(30,699,540) and a deferred tax asset of $10,437,844 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $10,437,844.

As of September 30, 2011
Deferred Tax Asset	$ 10,437,844
Valuation Allowance	(10,437,844)
Deferred Tax Asset (Net)	$ -

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

At September 30, 2011, our assets and liabilities reported at fair value utilizing Level 1 inputs include cash and cash equivalents. For these items, quoted current market prices are readily available.  We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

The following table presents information about the Company’s fair value hierarchy for financial assets as of September 30, 2011:

	Quoted Prices in	Significant Other Observable Inputs	Significant
	Active Markets for Identical Assets	(Level 2)	Unobservable Inputs
	(Level 1)		(Level 3)	Total

Cash and cash equivalents	$ 300,533	—	—	$ 300,533
Total assets	$ 300,533	—	—	$ 300,533

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

We adopted FASB Codification Topic 718 using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of FASB Codification Topic 718, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of FASB Codification Topic 718. Results from prior periods have not been restated and do not include the impact of FASB Codification Topic 718. For the nine month period ending September 30, 2011 and year ended December 31, 2010, we recognized no stock-based compensation expense under FASB Codification Topic 718 relating to employee and director stock options, restricted stock units or the employee stock purchase plan.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Upon adoption of FASB Codification Topic 718, the Company elected to use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees subsequent to January 1, 2006 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method. These methods were previously used for our pro forma information required under FASB Codification Topic 718.  As of September 30, 2011 we had issued no warrants or options and recognized $0 in expense as a result.

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

Prior to the adoption of FASB Codification Topic 718, all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. FASB Codification Topic 718requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of September 30, 2011.

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

We adopted FIN 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN48. During the three months ended September 30, 2011 there were no changes in our unrecognized tax benefits and we had no accrued interest or penalties as of September 30, 2011.

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

4. Going Concern Uncertainty

We have incurred net losses in the nine months ended September 30, 2011 and year ended December 31, 2010 and we have had working capital deficiencies both periods.

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

Basic profit/(loss) per share is computed on the basis of the weighted average number of common stock shares outstanding. At September 30, 2011 and September 30, 2010, the Company had outstanding common stock shares of 423,744,421 and 374,009,585, respectively, used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents at September 30, 2011 and 2010 were 405,962,497 and 367,366,911 respectively. As of September 30, 2011 and 2010 the Company had outstanding preferred shares which would have been assumed to be converted and have a dilutive effect of 21,500,000 on our shares of common stock. For the nine months ended September 30, 2011 and 2010, all of the Company's shares of common stock equivalents were excluded from the calculation of diluted loss per common stock share because they were anti-dilutive, due to the Company's net loss in those periods.

6. Property, Plant and Equipment

We had no property, plant and equipment as of September 30, 2011 and December 31, 2010.

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

During the year ended December 31, 2007, the Company acquired new software to operate and enhance its GPS system.  The development costs of this software, which totaled $116,682, were capitalized and placed in service at the end of September 2007 and are being amortized over their estimate useful life of five years.  No such software development costs were capitalized during the nine month periods ended September 30, 2011 and 2010.  Amortization expense of $17,500 and $5,834 was recognized related to this capitalized software during the nine month periods ended September 30, 2011 and 2010, respectively.

Capitalized software costs and accumulated amortization were as follows as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
Software development costs	$116,682	$116,682
	(93,350)	(75,847)
Capitalized Software, net	$23,332	$40,835

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Expected future capitalized software amortization expense for the years ending December 31 is as follows.

Year	Amount
2011	$ 5,832
2012	$ 17,500
Total	$ 23,332

8.  Other Intangible Assets

On June 6, 2008, we acquired a mobile water purification plant and computerized ballast water distribution system from Robert Elfstrom. We agreed to purchase these assets in consideration for 1,000,000 shares of the Company’s common stock to be issued as follows: 100,000 shares upon the execution of the Bill of Sale and the remaining balance of shares to be issued in increments of 300,000 shares each time we accumulate net revenues of $2,000,000 from the utilization of the technology. We initially recorded the asset at the fair value of the full 1,000,000 shares at the date of the sale, which was $215,000, and recorded a liability for the remaining 900,000 shares to be issued. As of September 30, 2011, no revenues had been generated from this technology and thus no additional shares had been issued. We determined that it was more appropriate to reverse the liability for the remaining contingent shares and to reduce the value of the assets to the fair value of the 100,000 shares issued at execution of the agreement, or $21,500. If and when the remaining shares are issued, they will be recorded as a royalty expense. However, during 2009 a dispute had arisen with Mr. Elfstrom concerning his performance under this arrangement which we felt would directly impact the success of the System. All unpaid compensation whether in stock or fees has been withheld pending final negotiation with Mr. Elfstrom. We have also made arrangements with a manufacturing/ joint venture partner for the production of our own Mobile PureWater System (“MPWS”) which is now being demonstrated in Nigeria and has been offered to several relief agencies. The next generation of the MPWS has been completed by the same manufacturer and is being test in New Jersey.

9.   Investment in Joint Venture and Other

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture. Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of September 30, 2011 we advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore they have decided to reserve $780,000 for potential impairment of the asset. As of September 30, 2011 the net carrying value of this asset is $0.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

10.   Notes Payable to Related Parties

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of September 30, 2011, $198,852 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with an entity affiliated with our chief executive officer in the amount of $91,874 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As September 30, 2011, $134,121 is outstanding on the note payable.

On February 17, 2010 we entered into a note agreement with our chief executive officer for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the three months ended September 30, 2011, we recognized an expense for the beneficial conversion feature in the amount of $1,071. As of September 30, 2011, $2,711 is outstanding on the note payable.

On February 17, 2010 we entered into a note agreement with Joseph Batiatto, our director, for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the three months ended September 30, 2011, we recognized an expense for the beneficial conversion feature in the amount of $1,393.  As of September 30, 2011, $3,592 is outstanding on the note payable.

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances are recorded as a liability on the Company’s balance sheet. These amounts are loaned to the Company without any formal note agreement and do not bear interest. They are payable on demand. As of September 30, 2011, we have recorded a liability of $795,519 for such related party advances.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

11.  Notes Payable

In 2005, we obtained funds under a financing arrangement from Market Connexxion. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital.  On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However,  if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash.  The shares were issued on April 18, 2011 at a market value of $.02 per share. We booked a reduction in the principal balance of $100,000. Although as of September 30, 2011 the outstanding balance was $241,386, this balance may be adjusted in the future due to the uncertainty of future stock prices and liquidated value of the stock.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer.  The note is past due and in default.  As September 30, 2011, $136,527 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000.  This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006.  The maturity date was extended through December 31, 2007. As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default. As of September 30, 2011, $34,093 is outstanding on the loan payable.

From time to time a former officers advanced funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances were recorded as a liability on the Company’s balance sheet. These amounts are loaned to the Company without any formal note agreement and do not bear interest. They are payable on demand. As of September 30, 2011, the outstanding balance is $216,150.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As September 30, 2011, $285,100 is outstanding on the note payable.

In February 2006, we obtained funds under a convertible promissory note with an unaffiliated third party in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. As of September 30, 2011, $153,078 is outstanding on the loan payable.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement.  The note is past due and in default.  As of September 30, 2011, $12,000 is outstanding on the loan payable.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. The note is convertible at any time to shares of our common stock at a fixed rate.  As of September 30, 2011, $64,500 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011.The note is convertible at any time to shares of our common stock at a fixed rate.  As of September 30, 2011, $68,500 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party. Of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008.  No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of September 30, 2011, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock.  The pledged collateral is to be held in escrow until an event of default or payment in full of the loan. This loan is in default and as of September 30, 2011, $135,848 is outstanding.

On October 29, 2009, our chief executive officer and an affiliated entity entered into a settlement agreement with Lender’s Funding whereby the Company agreed to assume the liability and the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default.  As of September 30, 2011, $6,750 is outstanding. Our chief executive officer is in the process of settling this obligation and the 1,000,000 shares are being held by Lender’s Funding pending final disposition of this obligation.

In November 2009, we incurred a note payable to an unaffiliated third party for $7,500 at an interest rate of 12.00% per annum. The note was due on November 10, 2010.  On November 22, 2010, this note was converted into 750,000 of the company’s common stock.  As of September 30, 2011, $0 is outstanding on the loan.

On February 17, 2010 we entered into a note agreement with a former executive for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The notes are convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the years ended December 31, 2010 we recognized an expense for the beneficial conversion feature in the amount of $1,736.  The balance due as of September 30, 2011was $4,461.

On September 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note has a interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on June 20, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from September 17, 2010 at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.  As a result we booked a beneficial conversion feature of $19,068. As of September 30, 2011, $0 is due and outstanding on the note due to the fact that Asher Enterprises elected to convert its note into 1,750,958 shares of our common stock.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

On October 8, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $25,000.The promissory note has a interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on August 19, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from October 8, 2010 at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.  As a result we booked a beneficial conversion feature of $24,020. As of September 30, 2011; $0 is due and outstanding on the note due to the fact that Asher Enterprises elected to convert its note into 3,015,309 shares of our common stock

On November 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note has a interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on July 12, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from November 17, 2010 at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.  As a result we booked a beneficial conversion feature of $26,422. As of September 30, 2011, $0 is due and outstanding on the note due to the fact that Asher Enterprises elected to convert its note into 3,647,192 shares of our common stock.

On December 15, 2010, we entered into a convertible promissory note for a principal amount of $200,000 with an unaffiliated third party. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on August 19, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from December 15, 2010 at conversion rate equal to a 20% discount to the three lowest closing market prices for the 10 days preceding its election to convert or $0.10 per share, whichever is greater.  As of September 30, 2011, $212,701 is due and outstanding on the note.

On April 1, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.  As a result we booked a beneficial conversion feature of 31,225. As of September 30, 2011 the outstanding balance was $33,150. This note was subsequently converted into 5,307,918 shares of common stock on October 17, 2011

On May 3, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.   As a result we booked a beneficial conversion feature of 31,225. As of September 30, 2011 the outstanding balance was $32,933.

On  July 18, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert.   As a result we booked a beneficial conversion feature of 19914. As of September 30, 2011 the outstanding balance was $27,500.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

On August 12, 2011, we entered into a promissory note to provided financing up to $1,500,000 with an interest rate of 10% per annum on the outstanding balance, with a due date of August 11, 2014.  On August 12, 2011 we received the first advance of $225,000.  On August 26, 2011 we received a second advance of $225,000.

As of September 30, 2011 the outstanding balance was $450,000. Subsequently on October 21, 2011 we received the final advance of $1,050,000.

12. Credit Union Participations

We no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through our former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, we were to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of September 30, 2011 payments totaling $9,000 had been made under the settlement agreement.   The remaining settlement obligation is past due.

13. Lines of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with an unaffiliated third party.  In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions which is no longer our line of business.  The outstanding balance totaling $166,085 at both September 30, 2011 and December 31, 2010 and the line of credit was in default. In addition as of September 30, 2011, we had accrued interest due of $145,593. We will negotiate revised payment terms and a settlement with the lender as soon we are able to make a firm commitment.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

14.  Related Party Transactions

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of September 30, 2011, $198,852 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with an entity affiliated with our chief executive officer in the amount of $91,874 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As September 30, 2011, $134,121 is outstanding on the note payable.

On February 17, 2010 we entered into a note agreement with our chief executive officer for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the three months ended September 30, 2011, we recognized an expense for the beneficial conversion feature in the amount of $1,071. As of September 30, 2011, $2,711 is outstanding on the note payable.

On February 17, 2010 we entered into a note agreement with Joseph Batiatto, our director, for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the three months ended September 30, 2011, we recognized an expense for the beneficial conversion feature in the amount of $1,393.  As of September 30, 2011, $3,592 is outstanding on the note payable.

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances are recorded as a liability on the Company’s balance sheet. These amounts are loaned to the Company without any formal note agreement and do not bear interest. They are payable on demand. As of September 30, 2011, we have recorded a liability of $795,519 for such related party advances.

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issue. The entire Plan expired on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of September 30 2011, 1,990,289 shares had been exercised and issued under the Plan.

On November 8, 2006, we filed a Non-Statutory Stock Option Plan with the SEC.  This 2006 Non-Statutory Stock Option Plan was intended as an employment incentive, to aid in attracting and retaining persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in our development and success.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 14,100,000 shares have been issued from the Plan as of September30, 2011.

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

17. Stock Transactions

For the three months ended September 30, 2011, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

None.

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

•

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

20.  Legal Proceedings

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement.  Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009.  A balloon payment of $24,000 was due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of September 30, 2011 payments totaling $9,000 have been made under this settlement agreement.

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

In 2005, we obtained funds under a financing arrangement from Market Connexxion. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital.  On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash.  The shares were issued on April 18, 2011 at a market value of $.02 per share. We booked a reduction in the principal balance of $100,000. Although as of September 30, 2011 the outstanding balance was $238,459, this balance may be adjusted in the future due to the uncertainty of future stock prices and liquidated value of the stock.

In addition to the matter described above, we are involved in various legal actions and claims from time to time, which arise in the normal course of business. In our opinion, the final disposition of these matters will not have a material adverse effect on our financial position or results of operations.

21. Subsequent Events – (Un-Audited)

On April 1, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. On October 3, 2011, part of the principal balance of the note was converted into 2,727,273 shares of common stock and part of the principal balance was converted on October 17, 2011 into 2,580,645 shares of common stock. The remaining $4,500 of the note was paid off in cash on October 19, 2011.

On May 3, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. On October 19, 2011, the company paid this note in full.

On August 12, 2011, we entered into a promissory note to provided financing up to $1,500,000 with an interest rate of 10% per annum on the outstanding balance, with a due date of August 11, 2014.  On August 12, 2011 we received the first advance of $225,000.  On August 26, 2011 we received a second advance of $225,000. As of September 30, 2011 the outstanding balance was $450,000. Subsequently on October 21, 2011 we received the final advance of $1,050,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” “our” or “the Company” refers to Global Ecology Corporation and its subsidiaries, except where the context otherwise requires.

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the financial statements and notes for the period ended September 30, 2011 contained in this Form 10-Q, and with the audited financial statements and notes as well as other items thereto included in our annual report on Form 10-K for the year ended December 31, 2010. This report, annual reports on Form 10-K, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the United States Securities and Exchange Commission’s, or SEC's, website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on our website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy of any of our material filed with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-Q for the period ended September 30, 2011 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of our Company with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases.  From time to time,

We may also provide forward-looking statements in other materials and releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in our previous annual report on Form 10-K, quarterly reports filed on Form10-Q and current reports on Form 8-K filed with the SEC.

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

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the “JV Company”)  with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile PureWater System (“MPWS”) and our ionized mineral solution, IMS1000.  Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories.  As of September 30, 2011 there has been no activity to report.

As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000.  The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide.  There will be minimum sales volume requirements for the continuation of the relationship. We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all.  As of September 30, 2011 there has been no activity to report.

We continue to develop our relationships in South Africa through our subsidiary GEC Africa which is a joint partnership with Isongo. Representatives of our company demonstrated our MPWS in real time as it produced potable water from several contaminated sources. These demonstrations were performed in the most challenging conditions where rivers look like dark chocolate and E. coli, streptococcus, and other dangerous pathogens are abundant. As of September 30, 2011 there has been no activity to report.

Our group met with government officials from municipalities and water processing facilities including, The Department of Water Affairs and The South African Bureau of Standards, which has now agreed to accelerate the registration process for our licensed, proprietary formula, IMS1000. Many public and private entities in Africa are seeking ways to provide safe water without the use of chlorine and our IMS1000 solution will help to accomplish this goal.  We also had discussions with two municipalities for the use of our bio-remediation technology for the processing of bio-solids from their waste water treatment facilities. Additional uses of IMS1000 such as the de-contamination of large bodies of water, vegetable washes, poultry processing plants, and mining water reclamation are currently under discussion. As of September 30, 2011 there has been no activity to report.

GEC Africa has now engaged several distributors to market our products and services throughout the continent. This distribution channel under the supervision of GEC Africa is expected to accelerate the development of our coverage and produce sustainable revenue. As of September 30, 2011 there has been no activity to report.

In January of 2011, we formed a wholly subsidiary, CleanTower Technologies, Inc., for the purpose of developing a market for our licensed environmentally safe chemical IMS1000.  The solution is produced under a private label arrangement with our Canadian supplier, EnvirEau Technologies, Inc.  This new company will eventually include a number of affiliates with industry experience to help us build the operation. As of September 30, 2011 there has been no activity to report.

In March of 2011 we executed a Letter of Intent with Esoft Informatics, Pvt. Ltd. (“Esoft”), of Noida, India for the development of a thermal solar energy project in India and developing a sales channel for our products in India.  The letter of intent contemplates a formation of a subsidiary of our company, GEC Energy Company, which will b e jointly owned by us and Esoft. If we are able to come to terms with Esoft and enter into definitive agreements with Esoft, the joint venture will encompass the development of a six megawatt solar power plant in India which will provide an alternative source of energy for certain regions within India and will allow to establish distribution channels for our environmental restoration technologies throughout India. We cannot provide any assurances that we will be able to enter into definitive agreements with Esoft or that if we do that this will be a profitable business venture for our company, which may ultimately negatively impact our earnings and shareholder value. As of September 30, 2011 there has been no activity to report.

May 25, 2011, we executed letters of intent with the Town of Castleberry, the Town of For Deposit and the City of White Hall which are located in the State of Alabama. The letters of intent contemplate the development of locations in each of the three cities for the accumulation of certain organic waste which will be used in the production of our natural fertilizer/soil additive and allow for the expansion of the market where we can sell our soil and water remediation technologies. In addition, the letters of intent contemplate the creation of a subsidiary company in the State of Alabama, or GEC Alabama, which will be our wholly-owned subsidiary and will enter into profit sharing agreements with each of the three cities. We can provide no assurances that we will be able to enter into definitive agreements with the three cities in Alabama or that proposed relationship with the cities will be successful or be able to generate revenue, if at all. As of September 30, 2011 there has been no activity to report.

On October 25, 20111, we received the last tranche of the funding necessary to begin the construction process on its first domestic organic soil amendment site in Castleberry, Alabama. The location, which encompasses nearly 70 acres, will be one of the largest of its kind in the U.S., and will be capable of producing approximately 40,000 cubic yards of fertilized organic soil amendments and 20,000 gallons of liquid soil enhancement products each month.

We have incurred operating losses of ($1,026,771) and ($660,496) for the nine months ended September 30, 2011 and 2010, respectively, and we have had working capital deficiencies in both quarters. Our financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

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

Employees

As of September 30, 2011, we have employed a total of 5 people. No employees are covered by a collective bargaining agreement.

Results of Operations for the Three and Six Months Ended September 30, 2011 and 2010

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statement of Operations
for the three and nine months ended September 30,

	Un-audited		Un-audited
	Three month period ended		Nine month period ended
	2011	2010	2011	2010

Sales	$ —	$ —	$ 35,000	$ —
Cost of Goods Sold	—	—	43,252	—
Gross Profit	—	—	(8,252)	—

General And Administrative	253,089	206,449	554,904	551,379
Beneficial conversion feature	19,914	19,068	82,364	22,261
Shares issued for Services	—	—	276,500	—
Net Profit / (Loss) From Operations	(273,003)	(225,517)	(922,020)	(573,640)

Other Income / (expense)	—	—	—	252
Interest Expense	(44,774)	(29,839)	(104,751)	(86,748)
Net Profit / (Loss) Before Income Taxes	(317,777)	(255,356)	(1,026,771)	(660,136)
Income Tax Expense	—	—	—	—
Net Profit / (Loss)	$ (317,777)	$ (255,356)	$ (1,026,771)	$ (660,136)

Revenues

Product Sales

For the nine months ended September 30, 2011, we had $35,000 in revenues from the sale of one water cart, which occurred in the first quarter of. We sold our initial water cart at a discounted price as part of our agreement but subsequent sales of the water cart will be priced at $42,000. For the three and nine months ended September 30, 2010 we had $0 in sales revenue.

For the nine months ended September 30, 2011, revenues from product sales increased by 100%, or $35,000, as compared to the same period in 2010, due to no sales for the nine months ended September 30, 2010.

For the three months ended September 30, 2011 and 2010, revenue was $0 due to no sales during those periods.

Cost of Sales

For the nine months ended September 30, 2011, cost of product sales increased by $43,252, or 100%, as compared to the same period in 2010 due to the sale of one water cart during the first quarter of 2011.

For the three months ended September 30, 2011 and 2010, cost of sales was $0 due to no sales during those periods.

Operating Expenses

For the nine months ended September 30, 2011, general and administrative expenses increased by $3,525, compared to the same period in 2010.

For the three months ended September 30, 2011, administrative expenses increased by $46,640, compared to the same period in 2010, mainly due to the increase in consulting expenses for new marketing efforts

Liquidity

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of $922,020 and $573,640 for the nine months ended September 30, 2011and 2010, respectively.

On August 12, 2011, we entered into a promissory note to provided financing up to $1,500,000 with an interest rate of 10% per annum on the outstanding balance, with a due date of August 11, 2014.  On August 12, 2011 we received the first advance of $225,000.  On August 26, 2011 we received a second advance of $225,000. As of September 30, 2011 the outstanding balance was $450,000. Subsequently on October 21, 2011 we received the final advance of $1,050,000.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30,
	Un-Audited	Un-Audited
	2011	2010
Net cash provided (used) in operating activities	$ (265,027)	$ (44,744)
Net cash used in investing activities	—	—
Net cash provided by financing activities	339,820	192,500
Net increase (decrease) in cash	74,793	15,259
Cash beginning of the period	225,740	2,635
Cash end of the period	$ 300,533	$ 17,894

 Net cash used in operating activities for the nine months ended  September 30, 2011 decreased to $(265,027) from ($44,744) for the nine months ended September 30, 2010, primarily due to increased spending in consulting and sale costs associated with our efforts to increase sales of our products in the current period.

We did not have net cash used by investing activities for the nine months ended September 30, 2011 and 2010.

Net cash provided by financing activities was $339,820 for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $192,500 for the nine months ended September 30, 2010 due to increased financing activities from unrelated third-party investors.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2011 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

(b)

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 .

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement.  Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009.  A balloon payment of $24,000 was due on March 1, 2009.  This settlement is secured by a $41,000 judgment.  As of September 30, 2011 payments totaling $9,000 have been made under this settlement agreement.

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

In 2005, we obtained funds under a financing arrangement from Market Connexxion. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital.  On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash.  The shares were issued on April 18, 2011 at a market value of $.02 per share. We booked a reduction in the principal balance of $100,000. Although as of September 30, 2011 the outstanding balance was $238,459, this balance may be adjusted in the future due to the uncertainty of future stock prices and liquidated value of the stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of September 30, 2011, $198,852 is outstanding on the loan payable.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer.  The note is past due and in default.  As September 30, 2011, $136,527 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000.  This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006.  The maturity date was extended through December 31, 2007. As of December 31, 2008, no payments have been made on the principal balance. The note is past due and in default. As of September 30, 2011, $34,093 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default.  As September 30, 2011, $285,100 is outstanding on the note payable.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement.  The note is past due and in default.  As of September 30, 2011, $12,000 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party. Of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008.  No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of September 30, 2011, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock.  The pledged collateral is to be held in escrow until an event of default or payment in full of the loan. This loan is in default and as of September 30, 2011, $135,848 is outstanding.

On October 29, 2009, our chief executive officer and an affiliated entity entered into a settlement agreement with Lender’s Funding whereby the Company agreed to assume the liability and the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default.  As of September 30, 2011, $6,750 is outstanding. Our chief executive officer is in the process of settling this obligation and the 1,000,000 shares are being held by Lender’s Funding pending final disposition of this obligation.

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

Date: November 14, 2011

/s/ PETER D. UBALDI

Peter D. Ubaldi, President

 and Chief Executive Officer

Date: November 14, 2011

/s/ PETER D. UBALDI

Peter D. Ubaldi, Principal

Accounting Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2011 (are numbered in accordance with Item 601 of Regulation S-K).

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
10.1

Promissory Note by Global Ecology Corporation in favor of Corrado Family Limited Partnership, dated August 19, 2011 (included as Exhibit 10.1 to our current report on Form 8-K filed on August 22, 2011 and incorporated herein by reference)

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