Form 10-K
period 2011-12-31
Global Ecology Corp
filed 2012-04-13
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of June 30, 2011: $4,518,217 based on the average of the bid and asked price of $0.013 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as March 30, 2012: 474,263,526 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GLOBAL ECOLOGY CORPORATION

(A Nevada Corporation)

TABLE OF CONTENTS

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-K for the period ended December 31, 2011 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Global Ecology Corporation (collectively, with its subsidiaries, “GECO” or the “Company”) with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, GECO also provides forward-looking statements in other materials GECO releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in GECO’s quarterly reports on Form 10-Q and Current Reports on Form 8-K filed with the United States Securities and Exchange Commission, or the SEC.

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

Our Company

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

We changed our name to Homeland Security Network, Inc. on March 1, 2005 to reflect the direction of a new course of business. HSNI targeted markets such as commercial trucking and cargo management, commercial fleet management, equipment rental and personal vehicle tracking. During the period from March, 2005 until the end of 2007, we provided the GPS tracking industry with state-of-the-art software, as well as low cost tracking hardware, and the ability to offer a cost-effective data transmission fee.

In the fourth quarter of 2007, we began investing in a new industry and we secured distribution rights to a patented water restoration technology, which represented a substantial opportunity in the multi-billon dollar global water purification market. Our company has proposed the use of its services in the United States and in several foreign countries. On August 18, 2009 we changed our name to Global Ecology Corporation to reflect this shift in business direction to the environmental sector.

GEC Organics Corporation

In addition, we also entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our initial belief was that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that occurred and continues to occur in the City of Juarez, Mexico, and the surrounding area has taken the government officials’ focus away from the building and expansion of their farmlands.

As a result, on May 25, 2011, we executed letters of intent with the Town of Castleberry, the Town of For Deposit and the City of White Hall, which are located in the State of Alabama for the development of locations in each of the three cities for the accumulation of certain organic waste which will be used in the production of our natural fertilizer/soil additive and allow for the expansion of the market where we can sell our soil and water remediation technologies. On October 25, 2011, we received the first tranche of the funding necessary to begin the construction process on its first domestic organic soil amendment site in Castleberry, Alabama. The location, which encompasses nearly 70 acres, will be one of the largest of its kind in the U.S.  Though our wholly-owned subsidiary GEC Organics Corporation, we began to produce our proprietary compost product at our 70-acre facility located in the Town of Castleberry in January 2012.  Our proprietary compost product is designed to greatly enhance crop yield and turf growth while continuing to maintain soil integrity. The highly nutritious compost is made from chicken waste blended with green waste and enhanced with GEC's licensed microbial formula.  When fully operational, the Castleberry, Alabama site will be able to produce up to 20,000 tons of OAS100 solid compost and in excess of 10,000 gallons of OSA CT1000 liquid compost each month.  As of December 31, 2011, we had not begun the production phase; and therefore, no revenues had been generated.  While, we have now begun limited production and marketing of our organic soil product, we can provide no assurance that the product will be widely accepted by our targeted consumers in order for us recognize a return on our investment.

GEC Africa

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the “JV Company”) with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile PureWater System (“MPWS”) and our ionized mineral solution, IMS1000. Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories. As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000. The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide. There will be minimum sales volume requirements for the continuation of the relationship. We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all. As of December 31, 2011 there has been no activity to report.

We continue to develop our relationships in South Africa through our subsidiary GEC Africa which is a joint partnership with Isongo. Representatives of our company demonstrated our MPWS in real time as it produced potable water from several contaminated sources. These demonstrations were performed in the most challenging conditions where rivers look like dark chocolate and E. coli, streptococcus, and other dangerous pathogens are abundant. Our group met with government officials from municipalities and water processing facilities including, The Department of Water Affairs and The South African Bureau of Standards, which has now agreed to accelerate the registration process for our licensed, proprietary formula, IMS1000. Many public and private entities in Africa are seeking ways to provide safe water without the use of chlorine and our IMS1000 solution will help to accomplish this goal. We also had discussions with two municipalities for the use of our bio-remediation technology for the processing of bio-solids from their waste water treatment facilities. Additional uses of IMS1000 such as the de-contamination of large bodies of water, vegetable washes, poultry processing plants, and mining water reclamation are currently under discussion. GEC Africa has now engaged several distributors to market our products and services throughout the continent. This distribution channel under the supervision of GEC Africa is expected to accelerate the development of our coverage and produce sustainable revenue.  As of December 31, 2011 there has been no activity to report.

Clean Tower Technologies, Inc.

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

As a part of our ongoing marketing efforts, we have supported a number of events at the United Nations and have established our self as a strategic partner with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations.  Peter Ubaldi, our President and CEO, has been appointed as Chairman of IREO’s Water Restoration Committee.  We have proposed our remediation technology for contaminated bodies of water and for the remediation of soil in South America, Central America, the Philippines and the United States as part of its expanding marketing efforts.

We have incurred operating losses of ($1,249,621) and ($767,694) for the years ended December 31, 2011 and 2010, respectively, and we have had working capital deficiencies in both years. Our financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

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

Water Remediation

Our water remediation licensed technology uses the Ionized Mineral Solution IMS1000™ to treat contaminated bodies of water which is Health Canada, NSF and EU certified and approved. It is used for numerous applications including, treating reservoirs, lakes and other large bodies of water. Additionally we can serve large HVAC systems, waste water systems, drilling water de-contamination, and various agricultural applications. It is also a vital component of our MWPS technology. The chemical not only safely cleans the water, but provides the added benefit of keeping water infrastructure delivery systems free of harmful bacteria and bio-fouling organisms. IMS 1000™ is produced for GEC by Canadian company EnvirEau Technologies.

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

Personnel

As of December 31, 2011, we employed a total of 4 people. No employees are covered by a collective bargaining agreement.

Item 1a.  Risk Factors

Going-Concern Opinion of our Financial Statements:

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had: (i) a net loss of ($1,249,621) from operations; (ii) used ($341,494) in cash from operations; (iii) a total shareholders’ deficit of ($3,825,468); and (iv) a total net loss of ($1,235,944) for the year ended December 31, 2011.  Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to begin to generate positive cash flow from operations.

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

•

Technological developments and changes in the industry.

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

Dependence on Key Personnel:

We are highly dependent on the services of certain key employees. We have entered into an employment agreement with some, but not all such employees. The loss of certain key employees' services could have a materially adverse effect on our business and operations. In addition, our future success depends upon its ability to attract and retain qualified general personnel, which have sufficient and suited expertise in the water purification industry and the soil remediation business.  There can be no assurance of success in attracting and retaining qualified personnel in the future.

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

Lack of Prospective Dividends:

We have not paid any dividends on its common stock and anticipates that future earnings, if any, will be used to reduce debt or finance future growth and that dividends will not be paid to shareholders. There can be no assurance that operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flow. Accordingly, we do not anticipate the payment of any dividends on common stock for the foreseeable future (see Item 5, Market for Common Equity and Related Stockholder Matters).

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

Item 1b. Unresolved Staff Comments

None.

Item 2. Description of Property

The principal executive office of the Company is located at 96 Park Street, Montclair, New Jersey 07042 75254. Approximately 1,000 square feet of leased premises are at this location. The rent is approximately $13,000 per year. The lease expires in January 2013.  We also lease 70 acres associated with our production facilities in Castleberry, Alabama.  The rent is $60,000 per year.

Item 3. Legal Proceedings

The Company is presently a party to legal proceeding as follows:

(1)

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement. Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009. A balloon payment of $24,000 was due on March 1, 2009. This settlement is secured by a $41,000 judgment. As of December 31, 2011 payments totaling $9,000 have been made under this settlement agreement.

(2)

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

(3)

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

(4)

In 2005, we obtained funds under a financing arrangement from Market Connexxion. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital. On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash. The shares were issued on April 18, 2011 at a market value of $.02 per share. We booked a reduction in the principal balance of $100,000. Although as of December 31, 2011 the outstanding balance was $219,313, this balance may be adjusted in the future due to the uncertainty of future stock prices and liquidated value of the stock. This dispute was subsequently settled in full in January of 2012. See Note 21. Subsequent Events, for more information.

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

.

The table below lists the high and low bid prices for each quarter of the last two fiscal years.

Bid Quotations*

Fiscal 2011:	Low	High
First Quarter	$0.014	$0.039
Second Quarter	0.013	0.027
Third Quarter	0.008	0.016
Fourth Quarter	0.0066	0.0131

Fiscal 2010:
First Quarter	$0.008	$0.09
Second Quarter	0.005	0.012
Third Quarter	0.008	0.022
Fourth Quarter	0.0159	0.037

*These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and thus may not represent actual transactions.

Information Relating to Our Voting Securities

Common Stock

Shares of common stock are our only voting securities.  Holders of the common stock are entitled to one vote on all matters presented to stockholders for each share registered in their respective names. As of March 31, 2012, there were 474,263,562 shares of common stock outstanding. The Series A and Series B Preferred Stock has no voting rights.  As of December 31, 2011, there were approximately 1,925 holders of record of the common stock shares of the company. We have not paid any dividends on our common stock and we anticipate that future earnings, if any, will be retained to fund finance future growth.

Preferred Stock

As part of the 2003 merger transaction, of the 10,000,000 Preferred Shares authorized in the company's Articles of Incorporation, a total of 4,086,856 of those shares were designated as Series "A".

•

The terms of the Series "A" Preferred Shares are:

•

They have no voting rights, sinking fund provision or redemption rights; and

•

They are convertible into common stock on a 10-for-1 basis at any time at the option of the holder.

•

The Company has authorized 2,000,000 shares of Series "B" Preferred Stock of which 1,621,642 shares have been issued. The terms of the Series "B" Preferred Shares are:

•

They pay non-cumulative dividends at the rate of 5% per year;

•

They have a liquidation preference of $14.64 per share;

•

They have no voting rights, sinking fund provisions or redemption rights; and

•

They are convertible into common stock on a 1-for-1 basis.

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

Stock Repurchase Program

On October 28, 2011, the Company adopted a plan to repurchase up to 10,000,000 shares of its issued and outstanding common stock in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

The plan allows Global Ecology to purchase its issued and outstanding common shares in the open market or in negotiated transactions, from time to time, depending on market conditions and other factors as well as being subject to relevant rules under Untied States securities regulations. The plan does not obligate the Company to make any purchases, at any specific time or in any particular situation. The plan may be suspended or discontinued at any time at the sole discretion of the Company. Share repurchases will be funded with the Company's available cash, after determining the working capital requirements of the Company. Accordingly, there is no guarantee as to the exact number of shares that will be repurchased under the plan.

The company's Board of Directors authorized the repurchase plan because it believes recent market conditions may have caused the Company's common stock to be undervalued. The timing and number of any shares repurchased will depend on the terms and conditions of the plan and no assurance can be given that any specific amount of common stock will be repurchased.

As of December 31, 2011, we had repurchased 4,554,937 shares of our common stock.

Recent Sales of Unregistered Securities

For the years ending December 31, 2010 and 2011, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

In February 2010 we issued 5,000,000 shares of common stock to Joseph Battiato for consulting services he performed for us. Mr. Battiato is also our Chairman.

In February 2010 we issued 12,000,000 shares common stock to Peter Ubaldi, our President & CEO for employment compensation for the 12 month year ending December 31, 2009. Mr. Ubaldi’s employment contract is $250,000 per year and the Company has been unable to pay this amount in cash. Mr. Ubaldi agreed to accept shares of our common stock as payment in lieu of cash. The average share price per month over the 12 month period would have required a stock issuance of 17,811,000 but Mr. Ubaldi agreed to accept 12,000,000 shares as payment in full.

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

On November 22, 2010 the company issued 112,500 shares of its common stock to Jessica Jones for her work in writing, producing, directing and performing in the final video used on the Company web site and additional footage for sales presentations.

On November 22, 2010 the company issued 100,000 shares of its common stock to Christopher Martin for consulting services in connection with our efforts in expanding international relationships, system development and the production of promotional material.

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

On December 6, 2010, the company recorded the issuance of 3,000,000 shares of its common stock to eFund Capital Partners, LLC for services.

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

On November 23, 2011, we issued 130,000 shares of common stock as interest payments for two promissory notes we entered on December 1, 2006 and February 8, 2008 with an unrelated third party.

On November 23, 2011, we issued 2,500,000 shares of common stock for consulting services.

On November 23, 2011, we issued 2,701,749 shares of common stock for legal services.

On November 23, 2011, we issued 2,000,000 shares of common stock in connection with the terms financing we completed with an unrelated third party.

On November 23, 2011, we issued 8,474945 shares of common stock to our CEO, Peter Ubaldi, in lieu of the cash compensation to him under his employment contract.

On November 23, 2011, we issued 2,701,749 shares of common stock for consulting services at $0.02 per share for services rendered for the last three quarters of 2011.

On November 23, 2011, we issued 10,000,000 to our Chairman, Mr. Battiato in consideration for the reduction in the principal balance of a promissory note he has with the company.

On November 23, 2011, we issued 10,000,000 to our Managing Director of Business Development, Mr. Merrit in consideration for the reduction in the principal balance of a promissory note he has with the company.

On November 23, 2011, we issued 500,000 shares of common stock for consulting services.

On April 1, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note had an interest rate of 8.00% per annum, and matures on January 30, 2011. Asher Enterprises had an option to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $31,225. We made a partial repayment of $4,500 and prepayment penalty of $7,500. This note was converted into 7,413,181 shares of common stock on October 17, 2011. As of December 31, 2011, $0 was outstanding.

Subsequent Sales of Unregistered Securities

On July 18, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500. The promissory note has an interest rate of 8.00% per annum. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $19,914. As of December 31, 2011 the outstanding balance was $28,323.  Subsequently, on January 26, 2011, January 31, 2012 and February 15, 2012, Asher elected to convert this note into 1,904,763, 1,562,500 and 1,081,967 shares of our common stock, respectively, for a total of 4,549,230 shares of our common stock.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the statements contained in this Form 10-K for the period ended December 31, 2011 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Global Ecology Corporation (collectively, with its subsidiaries, “GECO” or the “Company”) with respect to current events and financial performance. You can identify these statements by forward-looking words such as, “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, GECO also provides forward-looking statements in other materials GECO releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in GECO’s quarterly reports on Form 10-Q and Current Reports on Form 8-K filed with the United States Securities and Exchange Commission, or the SEC.

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

GEC Organics Corporation

In addition, we also entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our initial belief was that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that occurred and continues to occur in the City of Juarez, Mexico, and the surrounding area has taken the government officials’ focus away from the building and expansion of their farmlands.

As a result, on May 25, 2011, we executed letters of intent with the Town of Castleberry, the Town of Fort Deposit and the City of White Hall, which are located in the State of Alabama for the development of locations in each of the three cities for the accumulation of certain organic waste which will be used in the production of our natural fertilizer/soil additive and allow for the expansion of the market where we can sell our soil and water remediation technologies. On October 25, 2011, we received the first tranche of the funding necessary to begin the construction process on its first domestic organic soil amendment site in Castleberry, Alabama. The location, which encompasses nearly 70 acres, will be one of the largest of its kind in the U.S.  Though our wholly-owned subsidiary GEC Organics Corporation, we began to produce our proprietary compost product at our 70-acre facility located in the Town of Castleberry in January 2012.  Our proprietary compost product is designed to greatly enhance crop yield and turf growth while continuing to maintain soil integrity. The highly nutritious compost is made from chicken waste blended with green waste and enhanced with GEC's licensed microbial formula.  When fully operational, the Castleberry, Alabama site will be able to produce up to 20,000 tons of OAS1000 solid compost and in excess of 10,000 gallons of OSA101 liquid compost each month.  As of December 31, 2011, we had not begun the production phase; and therefore, no revenues had been generated.  While, we have now begun limited production and marketing of our organic soil product, we can provide no assurance that the product will be widely accepted by our targeted consumers in order for us recognize a return on our investment.

GEC Africa

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the “JV Company”) with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile PureWater System (“MPWS”) and our ionized mineral solution, IMS1000. Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories. As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000. The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide. There will be minimum sales volume requirements for the continuation of the relationship. We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all. As of December 31, 2011 there has been no activity to report.

We continue to develop our relationships in South Africa through our subsidiary GEC Africa which is a joint partnership with Isongo. Representatives of our company demonstrated our MPWS in real time as it produced potable water from several contaminated sources. These demonstrations were performed in the most challenging conditions where rivers look like dark chocolate and E. coli, streptococcus, and other dangerous pathogens are abundant. Our group met with government officials from municipalities and water processing facilities including, The Department of Water Affairs and The South African Bureau of Standards, which has now agreed to accelerate the registration process for our licensed, proprietary formula, IMS1000. Many public and private entities in Africa are seeking ways to provide safe water without the use of chlorine and our IMS1000 solution will help to accomplish this goal. We also had discussions with two municipalities for the use of our bio-remediation technology for the processing of bio-solids from their waste water treatment facilities. Additional uses of IMS1000 such as the de-contamination of large bodies of water, vegetable washes, poultry processing plants, and mining water reclamation are currently under discussion. GEC Africa has now engaged several distributors to market our products and services throughout the continent. This distribution channel under the supervision of GEC Africa is expected to accelerate the development of our coverage and produce sustainable revenue.  As of December 31, 2011 there has been no activity to report.

Clean Tower Technologies, Inc.

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

As a part of our We have supported a number of events at the United Nations and have established our self as a strategic partner with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations.  Peter Ubaldi, our President and CEO, has been appointed as Chairman of IREO’s Water Restoration Committee.  We have proposed our remediation technology for contaminated bodies of water and for the remediation of soil in South America, Central America, the Philippines and the United States as part of its expanding marketing efforts.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had: (i) a net loss of ($1,249,621) from operations; (ii) used ($341,494) in cash from operations; (iii) a total shareholders’ deficit of ($3,825,468); and (iv) a total net loss of ($1,235,944) for the year ended December 31, 2011.  Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to begin to generate positive cash flow from operations. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

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

Employees

At December 31, 2011, we had employed a total of 4 people. No employees are covered by a collective bargaining agreement.

Going Concern

The Company had: (i) a net loss of ($1,249,621) from operations; (ii) used ($341,494) in cash from operations; (iii) a total shareholders’ deficit of ($3,825,468); and (iv) a total net loss of ($1,235,944) for the year ended December 31, 2011.  Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to begin to generate positive cash flow from operations.

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

Selected financial Data:

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statement of Operations
for the years ended December 31,

	2011	2010

Sales	$ 35,000	$ -
Cost of Goods Sold	43,252	-
Gross Profit	(8,252)	-

General And Administrative	642,504	180,332
Beneficial conversion feature	82,365	124,556
Shares issued for Services	516,500	462,806
Net Profit / (Loss) From Operations	(1,249,621)	(767,694)

Other Income / (expense)	252,415	153,935
Impairment Expense	-	(780,000)
Interest Expense	(238,738)	(129,096)
Net Profit / (Loss) Before Income Taxes	(1,235,944)	(1,522,855)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (1,235,944)	$ (1,522,855)

Revenues

Product Sales:

For the year ended December 31, 2011, revenues from product sales were $35,000 as compared to $0 for the same period in 2010, due to the commercialization and sale of our Mobile PureWater System.

Cost of Sales

For the year ended December 31, 2011, Cost of sales increased by $43,252 due to the commercialization and sale of our Mobile PureWater System.

Other Income:

For the year ended December 31, 2011 revenue from sources categorized as other income was $252,415 compared to $153,935 for the same period in 2010. These amounts are due to the write-off of certain trade payables of three former subsidiaries of the Company. The Company had not guaranteed these debts nor pledged its assets to secure such debts and sold the three subsidiaries to Monet Acquisition together with all the assets and liabilities.

Operating Expenses

For the year ended December 31, 2011, General and administrative expenses increased by were $642,504 compared to $180,332 for the same period in 2010.  The increase was mainly due to an increase in our consulting fees.

For the year ended December 31, 2011, we recognized a beneficial conversion expense of $82,365 compared to $124,556 for the same period in 2010.

For the year ended December 31, 2011, we issued shares for services and recognized an expense of $516,500 compared to $462,806 for the same period in 2010.

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

Due to recurring operating losses and our current working capital deficit, there is a need to obtain additional funding of working capital for us to operate as a going concern. We incurred operating losses of ($1,249,621) and net losses of ($1,235,944) for the year ended December 31, 2011.  In 2011, we have been able to minimally sustain its working capital needs based on capital derived primarily from the issuance of additional common stock and debt financings.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows
for the years ended December 31,

	2011	2010
Net cash provided (used) in operating activities	$ (341,494)	$ (47,976)
Net cash used in investing activities	(308,341)	-
Net cash provided by financing activities	972,018	271,081
Net increase (decrease) in cash	322,183	223,105
Cash beginning of the period	225,740	2,635
Cash end of the period	$ 547,923	$ 225,740

Net cash used in operating activities for the year ended December 31, 2011 increased by $282,218 from cash used in operations for the previous year ended due primarily from the issuance of common stock for services. The operating loss of $(1,179,619) for the year ended December 31, 2010 included the following non-cash items:

Non-cash expense for the year ended December 31, 2011
Depreciation and amortization	$29,264
Common stock issued for services and compensation	$516,500
Common stock issued for debt settlement	$569,500
Beneficial conversion expense	$82,364
Reserve for asset impairment	$−
Gain on cancellation of debt	$−
Total non-cash expense	1,197,628

Accounts payable and other accrued expenses, decreased by $257,258 for the year ended December 31, 2011 as compared 2010, primarily due to the conversion of related party accruals into notes payable.

Net cash used by investing activities for the year ended December 31, 2011 increased by $282,218 as compared to the same period in 2010, due increased issuance of common stock for services and compensation.

Net cash provided by financing activities increased by $667,937 for the year ended December 31, 20010 compared to the prior year due to increased borrowing in 2011.

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

Global Ecology Corporation

10-K

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Global Ecology Corporation

96 Park Street

Montclair, NJ  07042

We have audited the accompanying balance sheets of Global Ecology Corporation as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Ecology Corporation as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the period ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Global Ecology Corporation will continue as a going concern. As discussed in Note 4, conditions exist which raise uncertainty about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4.  The financial statements do not include adjustments that might result from the outcome of these uncertainties.

The Company is in default of certain notes payable totaling $972,287 as of December 31, 2011.  These are classified as current liabilities in the company financial statements.

/s/W.T. Uniack & Co., CPA’s P.C.

Woodstock, Georgia

April 12, 2012

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Balance Sheet
as of

	December 31,	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$ 547,923	$ 225,740
Accounts receivable – trade	-	-
Inventories	-	-
Total current assets	547,923	225,740

Property, plant and equipment, net of accumulated depreciation	302,414	-
Capitalized software, net of accumulated amortization	17,498	40,835
Other intangible assets	21,500	21,500
Deposits	15,000	-
Investment in joint venture	780,000	780,000
Reserve for impairment of Investment in joint venture	(780,000)	(780,000)
Total Assets	$ 904,335	$ 288,075

Liabilities and Shareholders' Deficit
Accounts payable and accrued liabilities	$ 873,195	$ 649,194
Accounts payable and accrued liabilities to related parties	-	481,259
Notes payable and advances related parties	932,205	1,062,698
Notes payable	1,258,318	1,635,529
Line of credit	166,085	166,085
Total current liabilities	3,229,803	3,994,765

Long term notes payable, net of current portion	1,500,000	-
Total Liabilities	4,729,803	3,994,765

Shareholders' Deficit:
Series A convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,150,000 issued and outstanding	2,150	2,150
Series B convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, par value $.001; 500,000,000 shares authorized, 469,714,296 and 395,769,546 shares issued and outstanding, respectively'	469,715	395,770
Additional paid-in-capital	26,637,804	25,543,385
Accumulated deficit	(30,484,198)	(29,248,255)
Less treasury at cost, 6,371,937 and 1,817,000 shares, respectively	(450,939)	(399,740)
Total shareholders’ deficit	(3,825,468)	(3,706,690)
Total liabilities and shareholders’ deficit	$ 904,334	$ 288,075

The accompanying footnotes are an integral part of these financial statements

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statement of Operations
for the years ended December 31,

	2011	2010

Sales	$ 35,000	$ -
Cost of Goods Sold	43,252	-
Gross Profit	(8,252)	-

General And Administrative	642,504	180,332
Beneficial conversion feature	82,365	124,556
Shares issued for Services	516,500	462,806
Net Profit / (Loss) From Operations	(1,249,621)	(767,694)

Other Income / (expense)	252,415	153,935
Impairment Expense	-	(780,000)
Interest Expense	(238,738)	(129,096)
Net Profit / (Loss) Before Income Taxes	(1,235,944)	(1,522,855)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (1,235,944)	$ (1,522,855)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	423,647,114	329,631,151

Net Profit / (Loss) per common share	$ (0.003)	$ (0.005)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	423,647,114	329,631,151

Diluted, Net Profit / (Loss) per common share	$ (0.003)	$ (0.005)

The accompanying footnotes are an integral part of these financial statements

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Deficit)

December 31, 2011

	Common Stock		Preferred Stock – Series A		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	348,859,585	348,860	2,150,000	2,150	1,817,000	(399,740)	24,752,933	(27,725,400)	(3,021,197)

Shares issued for Services	46,909,961	46,910					665,896		712,806

Beneficial conversion Feature							124,556		124,556

Net loss								(1,522,855)	(1,522,855)
									-
Balance at December 31, 2010	395,769,546	395,770	2,150,000	2,150	1,817,000	(399,740)	25,543,385	(29,248,255)	(3,706,690)

Shares issued for Services	38,118,110	38,118					739,882		778,000

Shares issued for debt conversion	35,826,640	35,827					272,173		308,000

Beneficial conversion Feature							82,364		82,364

Treasury Stock Repurchase					4,554,937	(51,199)			(51,199)

Net Income / (Loss)								(1,235,943)	(1,235,943)

Balance at December 31, 2011	469,714,296	469,715	2,150,000	2,150	6,371,937	(450,939)	26,637,804	(30,484,198)	(3,825,468)

The accompanying footnotes are an integral part of these financial statements

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows
for the years ended December 31,

	2011	2010
Cash flows from operating activities:
Net loss	$ (1,235,944)	$ (1,522,855)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	29,264	23,337
Common stock issued for services and compensation	516,500	462,806
Beneficial conversion expense	82,364	124,556
Reserve for asset impairment		780,000
Gain on cancellation of debt		(153,935)
Changes in:
Other assets	(15,000)	1,124
Accounts payable and other accrued expenses (net of settlements)	281,322	236,991
Net cash provided (used) in operating activities	(341,494)	(47,976)

Cash flows from investing activities:
Purchases of property and equipment	(308,341)	-
Net cash used in investing activities	(308,341)	-

Cash flows from financing activities:
Borrowing (repayment) under line of credit		-
Repurchase Treasury Stock	(51,199)
Proceeds from notes payable	1,280,089	215,628
Advances / (repayment) - related parties	(256,872)	55,453
Net cash provided by financing activities	972,018	271,081

Net increase (decrease) in cash	322,183	223,105
Cash beginning of the period	225,740	2,635
Cash end of the period	$ 547,923	$ 225,740

Supplemental information
Stock issued for debt settlement	$ 569,500	$ 250,000

The accompanying footnotes are an integral part of these financial statements

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

GEC Organics Corporation

In addition, we also entered into a joint venture with Huma-Clean, LLC, a Texas-based soil remediation and re-seller of processed soil for consumer and commercial users.  The first project is underway in Juarez, Mexico, and we are hopeful that the next sites will be located in the United States.   Our initial belief was that revenue from these activities would begin to be recorded in the fourth quarter of 2008 and that the first order of its processed soil has would have been received for in excess of $2,000,000. However, the violence that occurred and continues to occur in the City of Juarez, Mexico, and the surrounding area has taken the government officials’ focus away from the building and expansion of their farmlands.

As a result, on May 25, 2011, we executed letters of intent with the Town of Castleberry, the Town of Fort Deposit and the City of White Hall, which are located in the State of Alabama for the development of locations in each of the three cities for the accumulation of certain organic waste which will be used in the production of our natural fertilizer/soil additive and allow for the expansion of the market where we can sell our soil and water remediation technologies. On October 25, 2011, we received the first tranche of the funding necessary to begin the construction process on its first domestic organic soil amendment site in Castleberry, Alabama. The location, which encompasses nearly 70 acres, will be one of the largest of its kind in the U.S.  Though our wholly-owned subsidiary GEC Organics Corporation, we began to produce our proprietary compost product at our 70-acre facility located in the Town of Castleberry in January 2012.  Our proprietary compost product is designed to greatly enhance crop yield and turf growth while continuing to maintain soil integrity. The highly nutritious compost is made from chicken waste blended with green waste and enhanced with GEC's licensed microbial formula.  When fully operational, the Castleberry, Alabama site will be able to produce up to 20,000 tons of OAS1000 solid compost and in excess of 10,000 gallons of OSA CT1000 liquid compost each month.  As of December 31, 2011, we had not begun the production phase; and therefore, no revenues had been generated.  While, we have now begun limited production and marketing of our organic soil product, we can provide no assurance that the product will be widely accepted by our targeted consumers in order for us recognize a return on our investment.

GEC Africa

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

“JV Company”) with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile PureWater System (“MPWS”) and our ionized mineral solution, IMS1000. Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories. As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000. The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide. There will be minimum sales volume requirements for the continuation of the relationship. We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all. As of December 31, 2011 there has been no activity to report.

We continue to develop our relationships in South Africa through our subsidiary GEC Africa which is a joint partnership with Isongo. Representatives of our company demonstrated our MPWS in real time as it produced potable water from several contaminated sources. These demonstrations were performed in the most challenging conditions where rivers look like dark chocolate and E. coli, streptococcus, and other dangerous pathogens are abundant. Our group met with government officials from municipalities and water processing facilities including, The Department of Water Affairs and The South African Bureau of Standards, which has now agreed to accelerate the registration process for our licensed, proprietary formula, IMS1000. Many public and private entities in Africa are seeking ways to provide safe water without the use of chlorine and our IMS1000 solution will help to accomplish this goal. We also had discussions with two municipalities for the use of our bio-remediation technology for the processing of bio-solids from their waste water treatment facilities. Additional uses of IMS1000 such as the de-contamination of large bodies of water, vegetable washes, poultry processing plants, and mining water reclamation are currently under discussion. GEC Africa has now engaged several distributors to market our products and services throughout the continent. This distribution channel under the supervision of GEC Africa is expected to accelerate the development of our coverage and produce sustainable revenue.  As of December 31, 2011 there has been no activity to report.

Clean Tower Technologies, Inc.

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

As a part of our We have supported a number of events at the United Nations and have established our self as a strategic partner with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations.  Peter Ubaldi, our President and CEO, has been appointed as Chairman of IREO’s Water Restoration Committee.  We have proposed our remediation technology for contaminated bodies of water and for the remediation of soil in South America, Central America, the Philippines and the United States as part of its expanding marketing efforts.

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had: (i) a net loss of ($1,249,621) from operations; (ii) used ($341,494) in cash from operations; (iii) a total shareholders’ deficit of ($3,825,468); and (iv) a total net loss of ($1,235,944) for the year ended December 31, 2011.  Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to begin to generate positive cash flow from operations. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

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

2. Basis of Presentation

The financial information presented in this report comprises the audited financial statements as of and for the years ended December 31, 2011 and 2010.

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

Revenue Recognition

We recognized revenue of $35,000 for the sale of our Mobile PureWater System during the year ended December 31, 2011.

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

Accounts Receivable

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

Accounts receivable relating to our tracking device segment consists of payments due from users of the products.  In the normal course of business, we monitor the financial condition of our customer base.  As of December 31, 2011 and December 31, 2010, the Company has recorded a provision for uncollectible accounts of $133,250 and $133,250, respectively, related to a long-outstanding balance. The account deemed uncollectible relates to an individual customer; we have a note payable outstanding to an affiliated entity (Riverside Corporation) of the customer with a principal balance of $141,875 and $141,875 as of December 31, 2011 and December 31, 2010, respectively. As the note payable terms do not have a right of offset, we have reserved the balance in full in accordance with its own accounting policies; however, we believe we have a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

Property, Plant and Equipment

Furniture and equipment are carried at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the assets, which is three years.  Leasehold improvements are carried at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the life of the lease.

Capitalized Software

We capitalize certain computer software costs, after technological feasibility has been established.  These costs are amortized utilizing the straight-line method over the software’s economic life, which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the development of  applications.  For the years ended December 31, 2011 and 2010, no expenditures relating to application development were capitalized by our Company.

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

Investment in Joint Venture

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of December

31, 2011 we advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore they have decided to reserve $780,000 for potential impairment of the asset. As of December 31, 2011 the net carrying value of this asset is $0.

Deferred financing costs

We capitalize costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2011, we had a net operating loss carry forward of $(30,484,199) and a deferred tax asset of $10,364,628 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $10,364,628.

December 31, 2011
NOL 12/31/2010	$ (29,248,255)
Net Loss	(1,235,944)
NOL 12/31/2011	(30,484,199)

Tax at 34%	$ (10,364,628)

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

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

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

The following table presents information about the Company’s fair value hierarchy for financial assets as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs (Level 2)	Significant	Total
	(Level 1)		Unobservable Inputs
(Level 3)
Cash and Cash Equivalents	$ 547,923			$ 547,923
Total	$ 547,923			$ 547,923

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

Concentrations of Credit Risk

We maintain our cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation secures each deposit or up to $250,000.

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

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

We adopted FASB Codification Topic 718 using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of FASB Codification Topic 718, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of FASB Codification Topic 718. Results from prior periods have not been restated and do not include the impact of FASB Codification Topic 718. For the years ended December 31, 2011 and year ended December 31, 2010, we recognized no stock-based compensation expense under FASB Codification Topic 718 relating to employee and director stock options, restricted stock units or the employee stock purchase plan.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards , which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to FASB Codification Topic 718. This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FASB Codification Topic 718. Due to the Company’s historical net operating losses, the Company has not recorded the tax effects of employee stock-based compensation and has no APIC pool. Prior to the adoption of FASB Codification Topic 718, all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. FASB Codification Topic 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of December 31, 2011.

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

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

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

We adopted FIN 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN48. During the year ended December 31, 2011 there were no changes in our unrecognized tax benefits and we had no accrued interest or penalties as of December 31, 2011.

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

4. Going Concern Uncertainty

We have incurred net losses in the years ended December 31, 2011 and year ended December 31, 2010 and we have had working capital deficiencies both periods.

Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company had: (i) a net loss of ($1,249,621) from operations; (ii) used ($341,494) in cash from operations; (iii) a total shareholders’ deficit of ($3,825,468); and (iv) a total net loss of ($1,235,944) for the year ended December 31, 2011.  Therefore, the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to begin to generate positive cash flow from operations.

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

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

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

5. Income (Loss) Per Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At December 31, 2011 the Company had outstanding common shares of 469,714,296 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2011 were 423,647,144. As of December 31, 2011 the Company had outstanding preferred shares which would have been assumed to be converted and have a dilutive effect of $21,500,000 common shares.  For the years ended, December 31, 2011 and 2010, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in those periods.

6. Property, Plant and Equipment

Property and Equipment

Property and equipment are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  We follow the practice of capitalizing property and equipment purchased over $5,000. The cost of ordinary maintenance and repairs is charged to operations. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets:

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

7 to 10 years

	December 31, 2011	December 31, 2010
Furniture and fixtures	$ -	$ -
Equipment	233,198	-
Leasehold improvements	75,142	-
Total	308,340	-
Accumulated Depreciation	(5,927)	-
Net Fixed Assets	$ 302,412	$ -

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

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

During the year ended December 31, 2007, the Company acquired new software to operate and enhance its GPS system. The development costs of this software, which totaled $116,682, were capitalized and placed in service at the end of September 2007 and are being amortized over their estimate useful life of five years.  No such

Capitalized software costs and accumulated amortization were as follows as of December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010
Software development costs	$116,682	$116,682
	(99,184)	(75,847)
Capitalized Software, net	$17,498	$40,835

Expected future capitalized software amortization expense for the years ending December 31st is as follows.

Year	Amount
2012	$ 17,498
Total	$ 17,498

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

9.

Investment in Joint Venture and Other

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture.  Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of December 31, 2010 we advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore they have decided to reserve $780,000 for potential impairment of the asset. As of December 31, 2011 the net carrying value of this asset is $0.

10.

Notes Payable to Related Parties

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

(a)

On February 17, 2010 we entered into a note agreement with our chief executive officer for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the years ended December 31, 2010 we recognized an expense for the beneficial conversion feature in the amount of $1,071. As December 31, 20111, the outstanding balance on the note payable was zero.

(b)

On February 17, 2010 we entered into a note agreement with Joseph Battiato, our director, for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the years ended December 31, 2010 we recognized an expense for the beneficial conversion feature in the amount of $1,393.  As of December 31, 2011, the outstanding balance on the note payable was zero.

(c)

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances were recorded as liabilities on the Company’s balance sheet in previous years. The amounts were loaned to the Company without any formal note agreement and do not bear interest. In December of 2011, we entered into three separate notes with Peter Ubaldi, our CEO, Joseph Battiato, our Chairman, and William Merritt, our Managing Director of Business Development, to formalize the advancements that had been made by the three individuals.  Thus, we entered promissory notes with Mr. Ubaldi for $634,026; Mr. Battiato for $295,678; and $13,530, respectively, which incorporated all previous amounts due to the three executives from previous advancements, notes payable and in the case of Mr. Ubaldi, amounts accrued for wages and benefits (the “Master Notes”).   The Master Notes bear interest at 10.00% per annum.

11.  Notes Payable

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of December 31, 2011, $176,334 was outstanding on the loan payable.

In 2005, we obtained funds under a financing arrangement from Market Connexxion, an unaffiliated third party. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital. On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However, if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash. The shares were issued on April 18, 2011 at a market value of $.02 per share. We booked a reduction in the principal balance of $100,000. Although as of September 30, 2011 the outstanding balance was $219,319 this balance may be adjusted in the future due to the uncertainty of future stock prices and liquidated value of the stock.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer. The note is past due and in default. December 31, 2011, $138,902 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000. This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006. The maturity date was extended through December 31, 2007.  The note is past due and in default. As of December 31, 2011, $34,566 is outstanding on the loan payable.

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default. As of December 31, 2011, $289,000 is outstanding on the note payable.

In February 2006, we obtained funds under a convertible promissory note with an unaffiliated third party in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate. On January 24, 2011, the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. As of December 31, 2011, $132,945 is outstanding on the loan payable and the note is currently in default

From time to time a former employee has advanced the company money to fund operations.  As of December 31, 2011, we owe this former employee $54,687 for such advances.  There is no interest associated with these advances.

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

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. The note is convertible at any time to shares of our common stock at a fixed rate. As of December 31, 2011, $62,500 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011.The note is convertible at any time to shares of our common stock at a fixed rate. As of December 31, 2011, $70,000 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party, of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008. No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of December 31, 2011, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock. The pledged collateral is to be held in escrow until an event of default or payment in full of the loan. This loan is in default and as of December 31, 2011, $138,536 is outstanding.

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

In November 2009, we incurred a note payable to an unaffiliated third party for $7,500 at an interest rate of 12.00% per annum. The note was due on November 10, 2010. On November 22, 2010, this note was converted into 750,000 of the company’s common stock. As of December 31, 2011, $0 is outstanding on the loan.

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

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

$19,068. As of September 30, 2011, $0 is due and outstanding on the note due to the fact that Asher Enterprises elected to convert its note into 1,750,958 shares of our common stock.

On October 8, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $25,000.The promissory note had an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on August 19, 2011. Asher Enterprises had an option to convert the note in shares of our common stock any time after six months from October 8, 2010 at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $24,020. As of December 31, 2011, $0 is due and outstanding on the note due to the fact that Asher Enterprises elected to convert its note into 3,015,309 shares of our common stock

On November 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note had an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on July 12, 2011. Asher Enterprises had an option to convert the note in shares of our common stock any time after six months from November 17, 2010 at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $26,422. As of December 31, 2011, $0 is due and outstanding on the note due to the fact that Asher Enterprises elected to convert its note into 3,647,192 shares of our common stock.

On December 15, 2010, we entered into a convertible promissory note for a principal amount of $200,000 with an unaffiliated third party. The promissory note has an interest rate of 8.00% per annum, and matured on August 19, 2011. As of December 31, 2011, $216,701 is due and outstanding on the note.   The note is currently in default.

On April 1, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note had an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises had an option to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $31,225. We made a partial repayment of $4,500 and prepayment penalty of $7,500. This note was converted into 7,413,181 shares of common stock on October 17, 2011. As of December 31, 2011, $0 was outstanding.

On May 3, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $31,225. We repaid this note prior to maturity; therefore, we paid a We paid a prepayment penalty of $17,532. As of December 31, 2011, $0 was outstanding.

On July 18, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $19,914. As of December 31, 2011 the outstanding balance was $28,323.  Subsequently, on January 26, 2011, January 31, 2012 and February 15, 2012, Asher elected to convert this note into 1,904,763, 1,562,500 and 1,081,967 shares of our common stock, respectively, for a total of 4,549,230 shares of our common stock.

On August 12, 2011, we entered into a promissory note to provided financing up to $1,500,000 with an interest rate of 10% per annum on the outstanding balance, with a due date of August 11, 2014. On August 12, 2011 we received the first advance of $225,000. On August 26, 2011 we received a second advance of $225,000.  On October 21, 2011 we received the final advance of $1,050,000.  As of December 31, 2011 the outstanding balance was $1,536,719.

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

12. Defaults of Note Payable

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of December 31, 2011, $176,334 was outstanding on the loan payable.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer. The note is past due and in default. December 31, 2011, $138,902 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000. This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006. The maturity date was extended through December 31, 2007.  The note is past due and in default. As of December 31, 2011, $34,566 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default. As of December 31, 2011, $289,000 is outstanding on the note payable.

From time to time a former employee has advanced the company money to fund operations.  As of December 31, 2011, we owe this former employee $54,687 for such advances.  There is no interest associated with these advances.

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

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party, of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008. No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of December 31, 2011, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock. The pledged collateral is to be held in escrow until an event of default or payment in full of the loan. This loan is in default and as of December 31, 2011, $138,536 is outstanding.

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

On December 15, 2010, we entered into a convertible promissory note for a principal amount of $200,000 with an unaffiliated third party. The promissory note has an interest rate of 8.00% per annum, and matured on August 19, 2011. As of December 31, 2011, $216,701 is due and outstanding on the note.   The note is currently in default.

13. Credit Union Participations

We no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through our former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, we were to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009. This settlement is secured by a $41,000 judgment.  As of December 31, 2011 payments totaling $9,000 had been made under the settlement agreement. The remaining settlement obligation is past due.

14. Lines of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions which is no longer our line of business.  There was outstanding balance totaling $322,562 at both December 31, 2011, including interest and the line of credit was in default. We will negotiate revised payment terms and a settlement with the lender as soon we are able to make a firm commitment.

In April 2007, our chief executive officer at the time provided a line of credit in the amount of $50,000 to us from Atlantic Financial Advisors, Inc. (“AFA”), a corporation which is 100% owned by him. This line was used for the purchase of inventory of GPS hardware.  As we have discontinued the GPS business, there is no longer a need for this facility. We have arranged for a settlement for a long term installment payment of $250.00 per month for 30 months to liquidate the remaining balance.  The installments are secured by 1,000,000 shares of our common stock.

15.  Related Party Transactions

On February 17, 2010 we entered into a note agreement with our chief executive officer for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the years ended December 31, 2010 we recognized an expense for the beneficial conversion feature in the amount of $1,071. As December 31, 20111, the outstanding balance on the note payable was zero.

On February 17, 2010 we entered into a note agreement with Joseph Battiato, our director, for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the years ended December 31, 2010 we recognized an expense for the beneficial conversion feature in the amount of $1,393.  As of December 31, 2011, the outstanding balance on the note payable was zero.

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

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

On April 18, 2011 we issued 1,821,507 shares of common stock to our CEO, Peter Ubaldi, in lieu of the cash compensation to him under his employment contract.

On November 23, 2011, we issued 8,474945 shares of common stock to our CEO, Peter Ubaldi, in lieu of the cash compensation to him under his employment contract.

On November 23, 2011, we issued 10,000,000 to our Chairman, Mr. Battiato in consideration for the reduction in the principal balance of a promissory note he has with the company.

On November 23, 2011, we issued 10,000,000 to our Managing Director of Business Development, Mr. Merrit in consideration for the reduction in the principal balance of a promissory note he has with the company.

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances were recorded as liabilities on the Company’s balance sheet in previous years. The amounts were loaned to the Company without any formal note agreement and do not bear interest. In December of 2011, we entered into three separate notes with Peter Ubaldi, our CEO, Joseph Battiato, our Chairman, and William Merritt, our Managing Director of Business Development, to formalize the advancements that had been made by the three individuals.  Thus, we entered promissory notes with Mr. Ubaldi for $634,026; Mr. Battiato for $295,678; and $13,530, respectively, which incorporated all previous amounts due to the three executives from previous advancements, notes payable and in the case of Mr. Ubaldi, amounts accrued for wages and benefits (the “Master Notes”).   The Master Notes bear interest at 10.00% per annum.

16.  Stock Plans

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

On November 8, 2006, we filed a Non-Statutory Stock Option Plan, or the Plan, with the SEC. This Plan was intended as an employment incentive, to aid in attracting and retaining persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in our development and success. This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended. There were a total of 15,000,000 shares in the Plan at inception and 14,100,000 shares have been issued from the Plan as of December 31, 2011.

17.  Sale of GPS Business

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

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

received as currently no GPS operations exist in Russia; thus, the fair value of the consideration is contingent upon successful execution of the business model by GSH.

18. Stock Transactions

Effective September 27, 2010, the Company increased the number of authorized shares of its common stock from 400,000,000 to 500,000,000.

For the years ending December 31, 2010 and 2011, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

In February 2010 we issued 5,000,000 shares of common stock to Joseph Battiato for consulting services he performed for us. Mr. Battiato is also our Chairman.

In February 2010 we issued 12,000,000 shares common stock to Peter Ubaldi, our President  & CEO for employment compensation for the 12 month year ending December 31, 2009. Mr. Ubaldi’s employment contract is $250,000 per year and the Company has been unable to pay this amount in cash. Mr. Ubaldi agreed to accept shares of our common stock as payment in lieu of cash. The average share price per month over the 12 month period would have required a stock issuance of 17,811,000 but Mr. Ubaldi agreed to accept 12,000,000 shares as payment in full.

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

On November 22, 2010 the company issued 112,500 shares of its common stock to Jessica Jones for her work in writing, producing, directing and performing in the final video used on the Company web site and additional footage for sales presentations.

On November 22, 2010 the company issued 100,000 shares of its common stock to Christopher Martin for consulting services in connection with our efforts in expanding international relationships, system development and the production of promotional material.

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

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

On November 22, 2010 the company issued 750,000 shares of its common stock to Michael Madison for the conversion of a note payable dated November10, 2009, in the amount of $7,500.

On December 6, 2010, the company issued 2,000,000 shares of its common stock to Waterville Investment Research per a settlement agreement dated September 23, 2010.

On December 6, 2010, the company recorded the issuance of 3,000,000 shares of its common stock to eFund Capital Partners, LLC for services.

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

On November 23, 2011, we issued 130,000 shares of common stock as interest payments for two promissory notes we entered on December 1, 2006 and February 8, 2008 with an unrelated third party.

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

On November 23, 2011, we issued 2,500,000 shares of common stock for consulting services.

On November 23, 2011, we issued 2,701,749 shares of common stock for legal services.

On November 23, 2011, we issued 2,000,000 shares of common stock in connection with the terms financing we completed with an unrelated third party.

On November 23, 2011, we issued 8,474945 shares of common stock to our CEO, Peter Ubaldi, in lieu of the cash compensation to him under his employment contract.

On November 23, 2011, we issued 2,701,749 shares of common stock for consulting services at $0.02 per share for services rendered for the last three quarters of 2011.

On November 23, 2011, we issued 10,000,000 to our Chairman, Mr. Battiato in consideration for the reduction in the principal balance of a promissory note he has with the company.

On November 23, 2011, we issued 10,000,000 to our Managing Director of Business Development, Mr. Merritt in consideration for the reduction in the principal balance of a promissory note he has with the company.

On November 23, 2011, we issued 500,000 shares of common stock for consulting services.

On April 1, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note had an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises had an option to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $31,225. We made a partial repayment of $4,500 and prepayment penalty of $7,500. This note was converted into 7,413,181 shares of common stock on October 17, 2011. As of December 31, 2011, $0 was outstanding.

Subsequent Sales of Unregistered Securities

On July 18, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $19,914. As of December 31, 2011 the outstanding balance was $28,323.  Subsequently, on January 26, 2011, January 31, 2012 and February 15, 2012, Asher elected to convert this note into 1,904,763, 1,562,500 and 1,081,967 shares of our common stock, respectively, for a total of 4,549,230 shares of our common stock.

19.  Commitments and Contingencies

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

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

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

•

Each time we accumulate $2,000,000 in gross revenues from sales generated in connection with the technology and services of Huma-Clean, LLC, and an additional 500,000 shares of the Company’s common stock will be issued to the consultant, limited to 2,500,000 total shares.

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

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

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

Operating Leases

We currently lease office space in one location.  The following table sets forth the Company’s lease commitment at 96 Park Street, Montclair, New Jersey 07042 for the year ended December 31, 2010 until December 31, 2012.  The rent for 2012 is $13,200. We also entered into a short term commercial lease for the 70 acres associated with our production facilities in Castleberry, Alabama, with an option to purchase the real estate. The lease is $5,000 per month and expires January 31, 2011, at which time we can either extend the lease or purchase the property.

Future minimum annual payments expected under the operating lease are as follows:

December 31,	Amount

2012	73,200
Total	73,200

20.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

21.  Legal Proceedings

The Company is presently a party to legal proceeding as follows:

(1)

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement. Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009. A balloon payment of $24,000 was due on March 1, 2009. This settlement is secured by a $41,000 judgment. As of December 31, 2011 payments totaling $9,000 have been made under this settlement agreement.

(2)

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

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 – (CONT’D)

provided for in the agreement. Although we believe that the lawsuit is without merit we have determined that based on the potential legal fees to mount a defense, especially given the venue of the proceedings it was better to settle this litigation. Therefore, we issued Waterville 1,000,000 shares of Restricted Stock Common Stock as settlement in full.

(3)

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

(4)

In 2005, we obtained funds under a financing arrangement from Market Connexxion. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital. On

March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash. The shares were issued on April 18, 2011 at a market value of $.02 per share. We booked a reduction in the principal balance of $100,000. Although as of December 31, 2011 the outstanding balance was $238,459, this balance may be adjusted in the future due to the uncertainty of future stock prices and liquidated value of the stock.

In addition to the matter described above, we are involved in various legal actions and claims from time to time, which arise in the normal course of business. In our opinion, the final disposition of these matters will not have a material adverse effect on our financial position or results of operations.

22. Subsequent Events (Un-Audited)

On July 18, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $19,914. As of December 31, 2011 the outstanding balance was $28,323.  Subsequently, on January 26, 2011, January 31, 2012 and February 15, 2012, Asher elected to convert this note into 1,904,763, 1,562,500 and 1,081,967 shares of our common stock, respectively, for a total of 4,549,230 shares of our common stock.

On December 7, 2011, we entered into a settlement agreement with Market Connexxion related to a financing arrangement is 2005 and previous settlement agreement entered into on March 28, 2011, as discussed above in Note 21 Legal Proceedings.  Pursuant to the terms of the agreement we made payments of $25,000 on December 7, 2011 and $25,000 on January 31, 2012, in full satisfaction of any and all outstanding claims arising from said financing.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act, of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2011 was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

(b)

Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including our of our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2011.

(c)

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Members of the Board of Directors are elected to serve until the next annual meeting or until their successor is elected and qualified. As of March 30, 2012, the date of the next annual meeting has not been selected. The Company presently contemplates that should a 2012 Annual Meeting of Shareholders be held, the newly elected Directors will hold a regular annual meeting of the Board of Directors. If a regular meeting is not held, the Directors will sign a unanimous consent in lieu of holding the meeting and will re-elect certain current officers and add new officers and directors for the coming year.

Our Directors

The Executive Officers and Directors of the Company as of March 30, 2012 are:

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

Our Board of Directors selected Mr. Ubaldi to serve as a director because he is our Chief Executive Officer and has served in various executive roles with our company for 14 years, with a focus on corporate sales and operations. Mr. Ubaldi has profound insight into the development, marketing, finance, and operations aspects of our company. He has expansive relationships with chief executives and other senior management at companies in the same or complimentary industries. Our Board of Directors believes that Mr. Mahdi brings a unique and valuable perspective to our Board of Directors.

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

Our Board of Directors selected Mr. Battiato to serve as a director due to his strong relationships and understanding of the operations of technology companies. Mr. Battiato’s vast experience in financial industry enhances his ability to contribute insight on achieving business success in a diverse range of economic conditions and competitive environments. Our Board of Directors believes that this experience will bring valuable knowledge and insight to our company.

Director Qualifications

We believe that our Board of Directors should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to our operations and interests. Each director also is expected to: exhibit high standards of integrity, commitment and independence of thought and judgment; use his or her skills and experiences to provide independent oversight to our business; participate in a constructive and collegial manner; be willing to devote sufficient time to carrying out their duties and responsibilities effectively; devote the time and effort necessary to learn our business; and represent the long-term interests of our Shareholders. Furthermore, we believe our Board of Directors should be comprised of persons with skills in areas such as: finance, soil and water remediation, leadership of business organizations and legal matters.

In addition to the targeted skill areas as noted above, we endeavor to select members of our Board of Directors which have a strong record of achievement in key knowledge areas that are critical for directors to add value to our Board of Directors, including:

•

Strategy — knowledge of our business model, the formulation of corporate strategies, knowledge of key competitors and markets;

•

Relationships — understanding how to interact with investors, accountants, attorneys, management companies, and markets in which we operate; and

•

Functional — understanding of finance matters, financial statements and auditing procedures, technical expertise, legal issues and marketing.

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held 3 meetings during the fiscal year ended December 31, 2011. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

Director Attendance at Annual Meetings of the Shareholders

Although we have no policy with regard to attendance by the members of our Board of Directors at our annual meetings, we invite and encourage the members of our Board of Directors to attend our annual meetings to foster communication between Shareholders and our Board of Directors.

Stockholder Communication with the Board of Directors

Any stockholder who desires to contact members of our Board of Directors, or a specified committee of our Board of Directors, may do so by writing to: Global Ecology Corporation., Board of Directors, 96 Park Street, Montclair, New Jersey 07042, Attention: Chief Executive Officer. Communications received will be distributed by our Secretary to such member or members of our Board of Directors as deemed appropriate by our Secretary, depending on the facts and circumstances outlined in the communication received.

Director Independence

We have a two-member Board of Directors. Due to the size of our company and the difficulty in finding directors that are competent or have experience in our industry, none of our directors can be deemed an “independent director.”

We are currently searching for additional independent members to serve on our board of directors.

Board Leadership Structure; Independent Lead Director

Mr. Battiato serves as our Chairman of the Board of Directors and Mr. Ubaldi as our Chief Executive Officer. Our Board of Directors has determined that the most effective leadership structure for our company at the present time is to have a non-executive chairman in order to provide some level of independent oversight. In addition, although we do not have a lead independent director, our Board of Directors believes that the current structure is appropriate, due to the current size of our operations.

Our Board of Directors also believes, for the reasons set forth below, that its existing corporate governance practices achieve independent oversight and management accountability, which is the goal that many companies seek to achieve by separating the roles of Chairman of the Board of Directors and Chief Executive Officer. Our governance practices provide for strong independent leadership, independent discussion among directors and for independent evaluation of, and communication with, members of senior management. These governance practices are reflected in our Code of Business Conduct and Ethics, or our Code of Ethics.

Committees of our Board of Directors

We have no standing committees of our Board of Directors at the current time, which is again due to the size of our operations. From time to time, our Board of Directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full Board of Directors meeting. As our company grows, we plan to establish an audit committee, compensation committee and nominating and corporate governance committee.  The functions that these committees will perform are currently being performed by our two-member Board.

Director Nomination Procedures and Diversity

As outlined above, in selecting a qualified nominee, our Board of Directors considers such factors as it deems appropriate, which may include: the current composition of our Board of Directors; the range of talents of a nominee that would best complement those already represented on our Board of Directors; the extent to which a nominee would diversify our Board of Directors; a nominee’s standards of integrity, commitment and independence of thought and judgment; a nominee’s ability to represent the long-term interests of our shareholders as a whole; a nominee’s relevant expertise and experience upon which to be able to offer advice and guidance to management; a nominee who is accomplished in his or her respective field, with superior credentials and recognition; and the need for specialized expertise. While we do not have a formal diversity policy, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our Board of Directors to fulfill its responsibilities. Applying these criteria, our Board of Directors considers candidates for membership on our Board of Directors suggested by its members, as well as by our Shareholders. Members of our Board of Directors annually review our Board of Directors’ composition by evaluating whether our Board of Directors has the right mix of skills, experience and backgrounds. Our Board of Directors may also consider an assessment of its diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.

Our Board of Directors identifies nominees by first evaluating the current members of our Board of Directors willing to continue in service. Current members of our Board of Directors with skills and experience relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of our Board of Directors does not wish to continue in service or if our Board of Directors decides not to nominate a member for re-election, our Board of Directors will review the desired skills and experience of a new nominee in light of the criteria set forth above.

Our Board of Directors also considers nominees for our Board of Directors recommended by Shareholders. Notice of proposed stockholder nominations for our Board of Directors must be delivered in accordance with the requirements set forth in our bylaws and SEC Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Nominations must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Nominations should be delivered to: Global Ecology Corporation., Board of Directors, 96 Park Street, Montclair, New Jersey 07042, Attention: Chief Executive Officer.

Our Board of Directors will recommend the slate of directors to be nominated for election at the annual meeting of shareholders. We have not and do not currently employ or pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees.

Board of Directors Role in Risk Oversight

Our Board of Directors oversees our shareholders’ interest in the long-term success of our business strategy and our overall financial strength.

Our Board of Directors is actively involved in overseeing risks associated with our business strategies and decisions. It does so, in part, through its approval of all acquisitions and business-related investments and all assumptions of debt, as well as its oversight of our executive officers pursuant to annual reviews. Our Board of Directors is also responsible for overseeing risks related to corporate governance and the selection of nominees to our Board of Directors.

In addition, the Board reviews risks related to our financial reporting. The Board meets with d with representatives of our independent registered public accounting firm from time to time to discuss and assess the risks related to our internal controls. Additionally, material violations of our Code of Ethics and related corporate policies are reported to our Board of Directors.

Code of Business Conduct and Ethics

We have adopted our Code of Ethics, which contains general guidelines for conducting our business and is designed to help our directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. Our Code of Ethics applies to our Principal Executive Officer, Principal Financial Officer, and persons performing similar functions and all members of our Board of Directors. Our Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Shareholders may request a copy of our Code of Ethics, which will be provided without charge, by writing to: Global Ecology Corporation, 96 Park St., Montclair, New Jersey 07042, Attention: Chief Executive Officer. Our Code of Ethics is also available on our website, www.geco.us. If, in the future, we amend, modify or waive a provision in our Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, as necessary.

Compensation of Independent Directors

We currently do not have any independent directors, as such no compensation was paid for the fiscal 2010 and 2011 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (10% owners) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. During preparation of this filing, we discovered that the reports required by Section 16(a) were not filed in connection with the securities issuances to our officers and directors during fiscal 2011.

Item 11. Executive Compensation.

The following table sets forth, for each of the last three fiscal years, compensation paid by the Company in common stock for its Chief Executive Officer, President and Executive Vice-President. None of the next highly compensated officers serving between December 31, 2009 and December 31, 2011 received more than $100,000.

Long Term Compensation

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensations Earnings ($)	All Other Compensation ($)	Total ($)
Peter Ubaldi (1) :
CEO & President	2011	250,000							250,000
CEO & President	2010	250,000	−	−	−	−	−	−	250,000
CFO & President	2009	250,000	−	−	−	−	−	−	250,000

Roy Pardini (2):
Executive VP	2009	62,500	−	−	−	−	−	−	62,500

_________________

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

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

We believe that the quality, skills and dedication of our executive officers are critical factors affecting the company's performance and shareholder value. Accordingly, the key objective of our compensation programs is to attract, retain and motivate superior executive talent while maintaining an appropriate cost structure. In addition, our compensation programs are designed to link a substantial component of our executives' compensation to the achievement of performance goals that directly correlate to the enhancement of shareholder value. Finally, our compensation programs are designed to have the right balance of short and long-term compensation elements to ensure an appropriate focus on operational objectives and the creation of long-term value.

To accomplish these objectives, the Board of Directors has structured our compensation programs to include the following key features and compensation elements:

•

base salaries, which generally are set below the median of our peer group companies and take into consideration the Company’s cash flow and revenues;

•

equity-based compensation, which aligns our executives' interests with those of our shareholders and promotes executive retention; and

•

in most cases, both our performance-based and service-based restricted share units will provide for vesting over four years, thereby promoting the enhancement of long-term shareholder value and executive retention.

The Board also generally seeks to compensate its executives through determinable base cash salaries that are sensitive to the company’s cash resources but that also provide for motivational incentive and maintain continuity of management.  In addition, executives are given equity awards to reward performance based on the company’s growth and economic achievements. The Board does not maintain fixed policies for allocating among current and long-term compensation or among cash and non-cash compensation. Instead, the Board maintains flexibility and adjusts different elements of compensation based upon its evaluation of the key compensation goals set forth above.

The Board seeks to maintain a balance among fixed and variable compensation, cash and equity, and annual and longer-term incentive compensation to mitigate the risk arising from any element of compensation. While compensation levels may differ among NEOs based on competitive factors, and the performance, job criticality, experience and skill set of each specific NEO, there are no material differences in the compensation philosophies, objectives or policies for our NEOs. We do not maintain a policy regarding internal pay equity.

Compensation Committee

We currently do not have a standing compensation committee of our Board of Directors at the current time, which is again due to the size of our operations. As our company grows, we plan to establish a compensation committee to address this specific area.  The functions of a compensation committee are currently being performed by our two-member Board.

Role of Executive Officers in Compensation Decisions

Since our Board is composed of CEO, our executives are directly involved in all facets of our compensation structure and in the implementation of the long-term executive agreements entered into with our chief executive officer.  However, in determining the fairness, which took into account the benefit to our shareholders in providing continuity of management at this critical stage in the company’s growth.

Fiscal Year 2010 and 2011 Executive Compensation

Summary of Fiscal Year 2010 and 2011 Compensation Decisions

As a result of our CEO’s commitment to our Company, we decided in 2010 to enter into long-term employment agreement with our CEO to ensure continuity of management.

Elements of Compensation

We may allocate compensation among the following components for our named executive officers:

•

base salary;

•

annual incentive bonus awards;

•

performance-based and service-based stock incentive awards;

•

performance based deferred compensation; and

•

other benefits.

As discussed above, a key element of our compensation philosophy is that a significant portion of executive compensation is comprised of long-term elements that encourage our executives to stay with the company, which we believe provides for a stable working environment that ultimately benefits our shareholders

Other Benefits

Executive officers are eligible to participate in all of the company's employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance, in each case on the same basis as other employees, subject to applicable law.

Compensation Risk Assessment

The Board reviewed our compensation policies and practices and determined that our compensation programs do not encourage excessive or inappropriate risk-taking. While, a majority of the Board is comprised of our CEO, the Board believes that the design and mix of our compensation programs appropriately encourage our executive and senior officers to focus on the creation of long-term shareholder value. However, due to the lack of independent review there may be some level of risk that our compensation could be subject to influence from our executives. In its review, the Board noted the following features:

•

base salaries, which generally are set below the median of our peer group companies and take into consideration the Company’s growth projections;

•

equity-based compensation, which aligns our executives' interests with those of our shareholders and promotes executive retention; and

•

in most cases, both our performance-based and service-based restricted share units will provide for vesting over four years, thereby promoting the enhancement of long-term shareholder value and executive retention.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 30, 2011, concerning the beneficial ownership of Common Stock by all Directors and nominees, officers, all Directors and officers of the Company, as a group, and each person who beneficially owns more than 5% of the 474,263,526 outstanding shares of Common Stock, $.001 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated;

Name and Address of Beneficial Owner(1)	Number of Shares	Percent of Class
AutoCorp Acquisition Partners (2)	18,140,202	3.82%
Peter Ubaldi, CEO and Director (2)	46,697,713	9.85%
Joseph Battiato, Chairman /Smith Street Holdings (3)	29,648,937	6.25%
Total	94,486,852	19.92%

______________

(1)

c/o Global Ecology Corporation, 96 Park St., Montclair, New Jersey 07042.

(2)

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

(3)

 Mr. Battiato is the Company’s Chairman and beneficially owns his shares in a holding company, Smith Street Holdings.  Mr. Battiato has 100% control over the voting and disposition of the shares he beneficially owns.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We have a two-member Board of Directors. Due to the size of our company and the difficulty in finding directors that are competent or have experience in our industry, none of our directors can be deemed an “independent director.”

Review of Related Person Transactions

Our Code of Business Conduct and Ethics provides guidance for addressing actual or potential conflicts of interests, including those that may arise from transactions and relationships between us and our executive officers or directors, such as:

•

Business transaction between the company and any executive are prohibited, unless otherwise approved by the Board;

•

Activities that may interfere with an executive’s performance in carrying out company responsibilities;

•

Activities that call for the use of the company’s influence, resources or facilities; and

•

Activities that may discredit the name or reputation of the company.

We have various procedures in place to identify potential related person transactions, and the Board of Directors and a separate compliance committee work together in reviewing and considering whether any identified transactions or relationships are covered by the Code of Business Conduct and Ethics. A copy of the company's Code of Business Conduct and Ethics on the Corporate Governance page of our website at www.geco.us.

Transactions with Related Persons

For the years ended December 31, 2010 and 2011, the company had the transactions which involved related persons:

On February 17, 2010 we entered into a note agreement with our chief executive officer for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the years ended December 31, 2010 we recognized an expense for the beneficial conversion feature in the amount of $1,071. As December 31, 20111, the outstanding balance on the note payable was zero.

On February 17, 2010 we entered into a note agreement with Joseph Battiato, our director, for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the years ended December 31, 2010 we recognized an expense for the beneficial conversion feature in the amount of $1,393.  As of December 31, 2011, the outstanding balance on the note payable was zero.

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

On November 23, 2011, we issued 8,474945 shares of common stock to our CEO, Peter Ubaldi, in lieu of the cash compensation to him under his employment contract.

On November 23, 2011, we issued 10,000,000 to our Chairman, Mr. Battiato in consideration for the reduction in the principal balance of a promissory note he has with the company.

On November 23, 2011, we issued 10,000,000 to our Managing Director of Business Development, Mr. Merrit in consideration for the reduction in the principal balance of a promissory note he has with the company.

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances were recorded as liabilities on the Company’s balance sheet in previous years. The amounts were loaned to the Company without any formal note agreement and do not bear interest. In December of 2011, we entered into three separate notes with Peter Ubaldi, our CEO, Joseph Battiato, our Chairman, and William Merritt, our Managing Director of Business Development, to formalize the advancements that had been made by the three individuals.  Thus, we entered promissory notes with Mr. Ubaldi for $634,026; Mr. Battiato for $295,678; and $13,530, respectively, which incorporated all previous amounts due to the three executives from previous advancements, notes payable and in the case of Mr. Ubaldi, amounts accrued for wages and benefits (the “Master Notes”).   The Master Notes bear interest at 10.00% per annum.

Item 14. Principal Accountants Fees and Services

W.T. Uniack & Co, CPA’s, P.C. has served as our independent registered public accounting firm since October 26, 2009 and audited our financial statements for the period for the year ended December 31, 2010 and December 31, 2011.

The following table lists the fees for services billed by our independent registered public accounting firm in 2010 and 2011:

Services:	2011	2010
Audit Fees (1)	$ 24,000	$ 24,000
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
Total	$ 24,000	$ 24,000

(1)

Audit fees billed in 2010 and 2011 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.
(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by W.T. Uniack & Co, CPA’s, P.C. for the year ended December 31, 2010 and 2011 were pre-approved in accordance with the policies and procedures described above.

Auditor Independence

The Board of Directors has considered whether the provision of the above noted services is compatible with maintaining our independent registered public accounting firm’s independence and has concluded that the provision of such services has not adversely affected the independent registered public accounting firm’s independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2011 annual meeting of stockholders.

Board of Directors Audit Report to Shareholders

Since we do not have a standing Audit Committee our full Board of Directors oversees our financial reporting process. Our management has the primary responsibility for our financial statements as well as our financial reporting process, principles and internal controls. The independent registered public accounting firm is responsible for performing an audit of our financial statements and expressing an opinion as to the conformity of such financial statements with accounting principles generally accepted in the United States of America.

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2010 and December 31, 2011 with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The consolidated financial statements and the related notes are included in Item 8. herein.

(a)(2) Financial Statement Schedule:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montclair, State of New Jersey on the 13th day of April 2012.

Homeland Security Network, Inc.
Registrant

/ s/ PETER UBALDI
Peter Ubaldi
President and Chief Executive Officer Principal Financial Officer

Dated: April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Peter Ubaldi Peter Ubaldi	Chief Executive Officer & Director and President	April 13, 2012

/s/ Joseph Battiato	Director and Chairman	April 13, 2012
Joseph Battiato

Exhibit Index

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Exhibit Description
2.1	Acquisition Agreement (included as Exhibit 2.1 to our Current Report on Form 8-K filed August 31, 1993 and incorporated herein by reference).
3.1	Amendments of Articles of Incorporation (included as Exhibit C to our Form 14C DEF filed February 7, 2006 and incorporated herein by reference ).
3.2	Amendment of Articles of Incorporation (included as Exhibit 3.1 to our Current Report on Form 8-K filed November 3, 2009 and incorporated herein by reference).
21.1	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**       XBRL Instance Document

101.SCH**      XBRL Taxonomy Extension Schema Document

101.CAL**      XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**      XBRL Taxonomy Extension Label Linkbase Document

101.PRE**      XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**      XBRL Taxonomy Extension Definition Linkbase Document

______________________

*

Filed herewith.

**

Furnished herewith.