Form 10-Q
period 2012-03-31
Global Ecology Corp
filed 2012-05-14
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

     Commission File Number: 333-125678 (1933 Act)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                 ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              ☐ Yes ☑ No

    As of May 7, 2012 there were 476,413,525 shares of common stock of Global Ecology Corporation outstanding.

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

We have reviewed the accompanying balance sheet of Global Ecology Corporation f/k/a Homeland Security, Inc. as of March 31, 2012 and the related statements of operations and cash flows for the three month periods ended March 31, 2012. These financial statements are the responsibility of the Company’s management.

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

/S/ W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

May 10, 2012

Woodstock, Georgia

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Balance Sheet
as of
	Un-Audited
	March 31,	December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$ 110,506	$ 547,923
Accounts receivable – trade	-	-
Inventories	42,693	-
Total current assets	153,199	547,923

Property, plant and equipment, net of accumulated depreciation	387,404	302,414
Capitalized software, net of accumulated amortization	-	17,498
Other intangible assets	21,500	21,500
Deposits	15,000	15,000
Investment in joint venture	780,000	780,000
Reserve for impairment of Investment in joint venture	(780,000)	(780,000)
Total Assets	$ 577,103	$ 904,335

Liabilities and Shareholders' Deficit
Accounts payable and accrued liabilities	$ 848,408	$ 873,195
Accounts payable and accrued liabilities to related parties	92,543	-
Notes payable and advances related parties	885,205	932,205
Notes payable	1,101,493	1,258,318
Line of credit	166,085	166,085
Total current liabilities	3,093,734	3,229,803

Long term notes payable, net of current portion	1,500,000	1,500,000
Total Liabilities	4,593,734	4,729,803

Shareholders' Deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,150,000 issued and outstanding	2,150	2,150
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, par value $.001; 500,000,000 shares authorized, 476,413,525 and 474,263,562 shares issued and outstanding, respectively	474,264	469,715
Additional paid-in-capital	26,660,755	26,637,804
Accumulated deficit	(30,690,981)	(30,484,199)
Less treasury at cost, 1,817,000 shares	(462,819)	(450,939)
Total shareholders’ deficit	(4,016,631)	(3,825,468)
Total liabilities and shareholders’ deficit	$ 577,103	$ 904,335

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statement of Operations
for the three months ended March 31,
Un-Audited
	2012	2011

Sales	$ -	$ 35,000
Cost of Goods Sold	-	43,250
Gross Profit	-	(8,250)

General And Administrative	313,164	123,558
Beneficial conversion feature	-	-
Shares issued for Services	-	254,600
Net Profit / (Loss) From Operations	(313,164)	(386,408)

Other Income / (expense)	197,369	-
Impairment Expense	-	-
Interest Expense	(90,989)	(38,104)
Net Profit / (Loss) Before Income Taxes	(206,784)	(424,512)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (206,784)	$ (424,512)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	472,678,201	403,899,576

Net Profit / (Loss) per common share	(0.00)	(0.00)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	472,678,201	403,899,576

Diluted, Net Profit / (Loss) per common share	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows
for the three months ended March 31,
Un-Audited

	2012	2011
Cash flows from operating activities:
Net loss	$ (206,784)	$ (424,513)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	31,302	5,834
Common stock issued for services and compensation	-	254,600
Benficial conversion expense	-	-
Reserve for asset impairement	-	-
Gain on cancellation of debt	(198,133)	-
Changes in:
Inventory	(42,693)
Other assets	-	-
Accounts payable and other accrued expenses (net of settlements)	169,565	57,006
Net cash provided (used) in operating activities	(246,743)	(107,073)

Cash flows from investing activities:
Purchases of property and equipment	(98,794)	-
Net cash used in investing activities	(98,794)	-

Cash flows from financing activities:
Borrowing (repayment) under line of credit		-
Repurchase Treasury Stock	(11,880)	-
Proceeds / (repayment) from notes payable	(33,000)	-
Advances / (repayment) - related parties	(47,000)	(14,000)
Net cash provided by financing activities	(91,880)	(14,000)

Net increase (decrease) in cash	(437,417)	(121,073)
Cash beginning of the period	547,923	225,740
Cash end of the period	$ 110,506	$ 104,667

Supplemental information
Interest paid	4,000
Stock issued for Debt settlement	27,500	569,500

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The use of the words “we,” “us,” “our” or “the Company” refers to Probe Manufacturing, Inc. and its subsidiaries, except where the context otherwise requires.

1. Organization and Description of the Business.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

GEC Africa

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the “JV Company”) with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile Pure Water System (“MPWS”) and our ionized mineral solution, IMS1000. Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories. As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000. The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide. There will be minimum sales volume requirements for the continuation of the relationship. We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all. As of December 31, 2011 there has been no activity to report.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

and CEO, has been appointed as Chairman of IREO’s Water Restoration Committee.  We have proposed our remediation technology for contaminated bodies of water and for the remediation of soil in South America, Central America, the Philippines and the United States as part of its expanding marketing efforts.

Going Concern

We have incurred operating losses of ($206,784) and (424,512) in three months ended March 31, 2012 and 2011, respectively, and we have had working capital deficiencies in both quarters. Our financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

2. Basis of Presentation

The financial information presented in this report comprises the unaudited financial statements (i) for the three months ended March 31, 2012 and 2011.

We, without audit, have prepared the accompanying interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on April 13, 2012.

In the opinion of our management, the financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of our Company for the periods presented. The results of operations for the period ended March 31, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

Accounts Receivable

Accounts receivable relating to our tracking device segment consists of payments due from users of the products. In the normal course of business, we monitor the financial condition of our customer base. As of March 31, 2012 and 2011, the Company has recorded a provision for uncollectible accounts of $133,250 and $133,250, respectively, related to a long-outstanding balance. The account deemed uncollectible relates to an individual customer; we have a note payable outstanding to an affiliated entity (Riverside Corporation) of the customer with a principal balance of $141,875 and $141,875 as of March 31, 2012 and 2011, respectively. As the note payable terms do not have a right of offset, we have reserved the balance in full in accordance with its own accounting policies; however, we believe we have a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

Inventory

Inventory consists of products to be sold through GEC Organics and consists of  Raw Material of $42,693 and $0 of work in process and $0 in finished goods.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

Investment in Joint Venture

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture. Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of December 31, 2010 we advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore, they have decided to reserve $780,000 for potential impairment of the asset. As of March 31, 2012 the net carrying value of this asset is $0.

Deferred financing costs

We capitalize costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2011, we had a net operating loss carry forward of $(30,690,982) and a deferred tax asset of $10,434,934 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $10,434,934.

March 31, 2012
Deferred Tax Asset	10,434,934
Valuation Allowance	(10,434,934)
Deferred Tax Asset (Net)	$ -

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

At March 31, 2012, our assets and liabilities reported at fair value utilizing Level 1 inputs include cash and cash equivalents. For these items, quoted current market prices are readily available.  We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

The following table presents information about the Company’s fair value hierarchy for financial assets as of March 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$ 110,506	-	-	$ 110,506
Total assets	$ 110,506	-	-	$ 110,506

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

Prior to the adoption of FASB Codification Topic 718, all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. FASB Codification Topic 718requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of March 31, 2012.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

We adopted FIN 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN48. During the three months ended March 31, 2012 there were no changes in our unrecognized tax benefits and we had no accrued interest or penalties as of March 31, 2012.

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

4. Going Concern Uncertainty

We have incurred net losses in the three months ended March 31, 2012 and year ended December 31, 2011 and we have had working capital deficiencies both periods.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

5. Income (Loss) Per Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common stock shares outstanding. At March 31, 2012 the Company had outstanding common stock shares of 476,413,525 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents at March 31, 2012 and 2011 were 470,714,296 and 403,899,576, respectively. As of March 31, 2012 and 2011 the Company had outstanding preferred shares which would have been assumed to be converted and have a dilutive effect of 21,500,000 shares on our common stock. For the three months ended, March 31, 2012 and 2011, all of the Company's shares of common stock equivalents were excluded from the calculation of diluted loss per common stock share because they were anti-dilutive, due to the Company's net loss in those periods.

6. Property, Plant and Equipment

Property and equipment are stated at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  We follow the practice of capitalizing property and equipment purchased over $5,000. The cost of ordinary

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

maintenance and repairs is charged to operations. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets:

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

7 to 10 years

	March 31, 2012	December 31, 2011
Furniture and fixtures	$ -	$ -
Equipment	311,967	233,198
Leasehold improvements	95,168	75,142
Total	407,136	308,340
Accumulated Depreciation	(19732)	(5,927)
Net Fixed Assets	$387,404	$ 302,412

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

During the year ended December 31, 2007, the Company acquired new software to operate and enhance its GPS system.  The development costs of this software, which totaled $116,682, were capitalized and placed in service at the end of September 2007 and are being amortized over their estimate useful life of five years.  No such software development costs were capitalized during the three month periods ended March 31, 2012 and 2011 and an amortization expense of $31,302 and $5,834 was recognized related to this capitalized software during the three month periods ended March 31, 2012 and 2011, respectively.

Capitalized software costs and accumulated amortization were as follows as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2011	2011
Software development costs	$ 116,682	$ 116,682
	(116,682)	(99,184)
Capitalized Software, net	$ -	$ 17,498

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

9. Investment in Joint Venture and Other

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture. Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of March 31, 2011 we have advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore they have decided to reserve $780,000 for potential impairment of the asset. As of March 31, 2012 the net carrying value of this asset is $0.

10.   Notes Payable to Related Parties

On February 17, 2010, we entered into a note agreement with our chief executive officer for an amount up to $10,000. The note bears interest at the rate of 7% per annum. The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.  For the years ended December 31, 2010 we recognized an expense for the beneficial conversion feature in the amount of $1,071. As March 31, 2012, the outstanding balance on the note payable was zero.

On February 17, 2010, we entered into a note agreement with Joseph Battiato, our director, for an amount up to $10,000.  The note bears interest at the rate of 7% per annum.  The note is convertible into company stock at conversion rate equal to 70% of stock price at the time the advance was made.

For the years ended December 31, 2010 we recognized an expense for the beneficial conversion feature in the amount of $1,393.  As of March 31, 2012, the outstanding balance on the note payable was zero.

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

11.  Notes Payable

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of March 31, 2012, $178,817 was outstanding on the loan payable.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

In 2005, we obtained funds under a financing arrangement from Market Connexxion, an unaffiliated third party. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital. On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However, if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash. The shares were issued on April 18, 2011 at a market value of $.02 per share. We entered into a settlement agreement with Market Connexxion whereby by we made two payments of $50,000 for a full release.  As of March 32, 2012, the balance of this loan is zero.  As a result we recognized a gain of 198,133 due to the forgiveness of  $96,325 of Principal and $101,807 in accrued interest.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer. The note is past due and in default. As of March 31, 2012, $141,277 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000. This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006. The maturity date was extended through December 31, 2007.  The note is past due and in default. As of March 31, 2012, $35,041 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default. As March 31, 2012, $292,900 is outstanding on the note payable.

In February 2006, we obtained funds under a convertible promissory note with an unaffiliated third party in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate. On January 24, 2011, the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. As of March 31, 2012, $131,446 is outstanding on the loan payable and the note is currently in default.

From time to time a former employee has advanced the company money to fund operations.  As of March 31, 2012, we owe this former employee $54,587 for such advances.  There is no interest associated with these advances.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement. The note is past due and in default. As of March 31, 2012, $12,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of March 31, 2012, $64,000 is outstanding on the loan payable.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011.The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of March 31, 2012, $84,500 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party, of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008. No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of March 31, 2012, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock. The pledged collateral is to be held in escrow until an event of default or payment in full of the loan. This loan is in default and as of March 31, 2012, $141,223 is outstanding.

On October 29, 2009, our chief executive officer and an affiliated entity entered into a settlement agreement with Lender’s Funding whereby the Company agreed to assume the liability and the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default. As of March 31, 2012, $6,750 is outstanding. Our chief executive officer is in the process of settling this obligation and the 1,000,000 shares are being held by Lender’s Funding pending final disposition of this obligation.

In November 2009, we incurred a note payable to an unaffiliated third party for $7,500 at an interest rate of 12.00% per annum. The note was due on November 10, 2010. On November 22, 2010, this note was converted into 750,000 of the company’s common stock. As of March 31, 2012, $0 is outstanding on the loan.

On September 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on June 20, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from September 17, 2010 at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $19,068. As of March 31, 2012, $0 is due and outstanding on the note due to the fact that Asher Enterprises elected to convert its note into 1,750,958 shares of our common stock.

On October 8, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $25,000.The promissory note had an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on August 19, 2011. Asher Enterprises had an option to convert the note in shares of our common stock any time after six months from October 8, 2010 at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $24,020. As of March 31, 2012, $0 is due and outstanding on the note due to the fact that Asher Enterprises elected to convert its note into 3,015,309 shares of our common stock.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

On November 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note had an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on July 12, 2011. Asher Enterprises had an option to convert the note in shares of our common stock any time after six months from November 17, 2010 at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $26,422. As of March 31, 2012, $0 is due and outstanding on the note due to the fact that Asher Enterprises elected to convert its note into 3,647,192 shares of our common stock.

On December 15, 2010, we entered into a convertible promissory note for a principal amount of $200,000 with an unaffiliated third party. The promissory note has an interest rate of 8.00% per annum, and matured on August 19, 2011. As of March 31, 2012, $220,701 is due and outstanding on the note.   The note is currently in default.

On April 1, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note had an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises had an option to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $31,225. We made a partial repayment of $4,500 and prepayment penalty of $7,500. This note was converted into 7,413,181 shares of common stock on October 17, 2011. As of March 31, 2012, $0 was outstanding.

On May 3, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $31,225. We repaid this note prior to maturity; therefore, we paid a prepayment penalty of $17,532. As of March 31, 2012, $0 was outstanding.

On July 18, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $19,914. As of December 31, 2011 the outstanding balance was $28,323.  On January 26, 2012, January 31, 2012 and February 15, 2012, Asher elected to convert this note into 1,904,763, 1,562,500 and 1,081,967 shares of our common stock, respectively, for a total of 4,549,230 shares of our common stock.

On August 12, 2011, we entered into a promissory note to provided financing up to $1,500,000 with an interest rate of 10% per annum on the outstanding balance, with a due date of August 11, 2014. On August 12, 2011 we received the first advance of $225,000. On August 26, 2011 we received a second advance of $225,000.  On October 21, 2011 we received the final advance of $1,050,000.  As of March 31, 2012, the outstanding balance was $1,574,219.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

12.  Defaults of Notes Payable

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of March 31, 2012, $178,817 was outstanding on the loan payable.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer. The note is past due and in default. As of March 31, 2012, $141,277 is outstanding on the loan payable

In March 2006, we entered into a note payable for $27,000. This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006. The maturity date was extended through December 31, 2007.  The note is past due and in default. As of March 31, 2012, $35,041 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default. As March 31, 2012, $292,900 is outstanding on the note payable.

In February 2006, we obtained funds under a convertible promissory note with an unaffiliated third party in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate. On January 24, 2011, the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. As of March 31, 2012, $131,446 is outstanding on the loan payable and the note is currently in default.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement. The note is past due and in default. As of March 31, 2012, $12,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of March 31, 2012, $64,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011.The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of March 31, 2012, $84,500 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party, of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008. No additional payments have been made. The amount is past due and in default. There is no interest rate

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

associated with this settlement agreement. As of March 31, 2012, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock. The pledged collateral is to be held in escrow until an event of default or payment in full of the loan. This loan is in default and as of March 31, 2012, $141,223 is outstanding.

On October 29, 2009, our chief executive officer and an affiliated entity entered into a settlement agreement with Lender’s Funding whereby the Company agreed to assume the liability and the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default. As of March 31, 2012, $6,750 is outstanding. Our chief executive officer is in the process of settling this obligation and the 1,000,000 shares are being held by Lender’s Funding pending final disposition of this obligation.

On December 15, 2010, we entered into a convertible promissory note for a principal amount of $200,000 with an unaffiliated third party. The promissory note has an interest rate of 8.00% per annum, and matured on August 19, 2011. As of March 31, 2012, $220,701 is due and outstanding on the note.   The note is currently in default.

13. Credit Union Participations

We no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through our former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, we were to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009. This settlement is secured by a $41,000 judgment.  As of March 31, 2012, payments totaling $9,000 had been made under the settlement agreement. The remaining settlement obligation is past due.

14. Lines of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions which is no longer our line of business.  There was outstanding balance totaling $322,562 at March 31, 2012, including interest and the line of credit was in default. We will negotiate revised payment terms and a settlement with the lender as soon we are able to make a firm commitment.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

On November 23, 2011, we issued 10,000,000 to our Chairman, Mr. Battiato in consideration for the reduction in the principal balance of a promissory note he has with the company.

On November 23, 2011, we issued 10,000,000 to our Managing Director of Business Development, Mr. Merritt in consideration for the reduction in the principal balance of a promissory note he has with the company.

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances were recorded as liabilities on the Company’s balance sheet in previous years. The amounts were loaned to the Company without any formal note agreement and do not bear interest. In December of 2011, we entered into three separate notes with Peter Ubaldi, our CEO, Joseph Battiato, our Chairman, and William Merritt, our Managing Director of Business Development, to formalize the advancements that had been made by the three individuals.  Thus, we entered promissory notes with Mr. Ubaldi for $634,026; Mr. Battiato for $295,678; and Mr. Merritt for $13,530, respectively, which incorporated all previous amounts due to the three executives from previous advancements, notes payable and in the case of Mr. Ubaldi, amounts accrued for wages and benefits (the “Master Notes”).   The Master Notes bear interest at 10.00% per annum.

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issue. The entire Plan expired on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of March 31, 2012, 1,990,289 shares had been exercised and issued under the Plan.

On November 8, 2006, we filed a Non-Statutory Stock Option Plan with the SEC.  This 2006 Non-Statutory Stock Option Plan was intended as an employment incentive, to aid in attracting and retaining persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in our development and success.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 14,100,000 shares have been issued from the Plan as of March 31, 2012.

17. Stock Transactions

For the three months ended March 31, 2012, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

On July 18, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $19,914. As of December 31, 2011 the outstanding balance was $28,323.  On January 26, 2012, January 31, 2012 and February 15, 2012, Asher elected to convert this note into 1,904,763, 1,562,500 and 1,081,967 shares of our common stock, respectively, for a total of 4,549,230 shares of our common stock.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

Operating Leases

We currently lease office space in one location.  The following table sets forth the Company’s lease commitment at 96 Park Street, Montclair, New Jersey 07042 for the year ended December 31, 2010 until December 31, 2012.  The rent for 2012 is $13,200. We also entered into a short term commercial lease for the 70 acres associated with our production facilities in Castleberry, Alabama, with an option to purchase the real estate. The lease is $5,000 per month and expires January 31, 2012, at which time we can either extend the lease or purchase the property.

Future minimum annual payments expected under the operating lease are as follows:

December 31,	Amount

2012	73,200
Total	73,200

Future minimum annual payments expected under the operating lease are as follows:

19.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

20.  Legal Proceedings

As of March 31, 2012, The Company is presently a party to legal proceeding as follows:

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement. Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009. A balloon payment of $24,000 was due on March 1, 2009. This settlement is secured by a $41,000 judgment. As of March 31, 2012, payments totaling $9,000 have been made under this settlement agreement.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash. The shares were issued on April 18, 2011 at a market value of $.02 per share. We booked a reduction in the principal balance of $100,000. Although as of March 31, 2012 the outstanding balance was $238,459, this balance may be adjusted in the future due to the uncertainty of future stock prices and liquidated value of the stock.

In addition to the matter described above, we are involved in various legal actions and claims from time to time, which arise in the normal course of business. In our opinion, the final disposition of these matters will not have a material adverse effect on our financial position or results of operations.

21.  Subsequent Events

Effective April 16, 2012, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $75,000. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 2, 2013. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we will book a beneficial conversion feature of $54,310.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The use of the words “we,” “us,” “our” or “the Company” refers to Global Ecology Corporation and its subsidiaries, except where the context otherwise requires.

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the financial statements and notes for the period ended March 31, 2012 contained in this Form 10-Q, and with the audited financial statements and notes as well as other items thereto included in our annual report on Form 10-K for the year ended December 31, 2011. This report, annual reports on Form 10-K, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the United States Securities and Exchange Commission’s, or SEC's, website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on our website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy of any of our material filed with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-Q for the three months ended March 31, 2012 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of our Company with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases.  From time to time,

We may also provide forward-looking statements in other materials and releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in our previous Annual Report on Form 10-K, quarterly reports filed on Form10-Q and current reports on Form 8-K filed with the SEC.

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

Overview

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

Going Concern

We have incurred operating losses of ($206,784) and (424,512) in three months ended March 31, 2012 and 2011, respectively, and we have had working capital deficiencies in both quarters. Our financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

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

Employees

As of March 31, 2012, we have employed a total of 4 people. No employees are covered by a collective bargaining agreement.

Results of Operations

GLOBAL ECOLOGY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
for the three months ended March 31,

	Un-Audited	Un-Audited
	2012	2011

Sales	$ -	$ 35,000
Cost of Goods Sold	-	43,250
Gross Profit	-	(8,250)

General And Administrative	313,164	123,558
Shares issued for Services	-	254,600
Net Profit / (Loss) From Operations	(313,164)	(386,408)

Interest Expense	(90,898)	(38,104)
Net Profit / (Loss) Before Income Taxes	(206,784)	(424,512)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (206,784)	$ (424,512)

Revenues

Product Sales

For the three months ended March 31, 2012, we had $0 in sales revenue as compared to $35,000 in sales revenue for the three months ended March 31, 2011 due to the sale of 1 water cart.

Cost of Sales

For the three months ended March 31, 2012, cost of product sales were $0 as compared to $43,250 in the same period in 2011 due to the sale of the 1 water cart for the three months ended March 31, 2011.

Operating Expenses

General and administrative expenses increased by $189,606 compared to the same period in 2011, mainly due to the increase in consulting, sales and rent expense for our subsidiary GEC Organics.

Other Income

In 2005, we obtained funds under a financing arrangement from Market Connexxion, an unaffiliated third party. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital. On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However, if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash. The shares were issued on April 18, 2011 at a market value of $.02 per share. We entered into a settlement agreement with Market Connexxion whereby by we made two payments of $50,000 for a full release.  As of March 32, 2012, the balance of this loan is zero.  As a result we recognized a gain of $198,133 due to the forgiveness of $96,325 of Principal and $101,807 in accrued interest.

Interest Expenses

Interest expense increased by $52,885 for the three months ended March 31, 2012, as compared to the same period in 2011 due to the increase in debt financings.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The

Company incurred operating losses of ($206,708) and ($424,512) for the three month periods ended March 31, 2012 and 2011, respectively.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows
for the three months ended March 31,

	2012	2011
Net cash provided (used) in operating activities	$ (246,743)	$ (107,073)
Net cash used in investing activities	(98,794)	-
Net cash provided by financing activities	(91,880)	(14,000)
Net increase (decrease) in cash	(437,417)	(121,073)
Cash beginning of the period	547,923	225,740
Cash end of the period	$ 110,506	$ 104,667

 Net cash used in operating activities for the three months ended March 31, 2012 increased to $(246,743) from ($107,073) for the three months ended March 31, 2011 primarily due to increase spending in the current period for sales and marketing activity and the development and leasehold interest in our soil amendment production facility located in Castleberry, Alabama.

We had $(98,794) in cash used by investing activities for the three months ended March 31, 2012 compared to $0 in the same period of 2011 due to development and leasehold interest in our soil amendment production facility located in Castleberry, Alabama..

Net cash provided by financing activities was $(91,880) for the three months ended March 31, 2012 compared to net cash provided by financing activities of $(14,000) for the three months ended March 31, 2012 due to increased financings and advances from related parties.

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

Item 4.  Controls and Procedures.

(a)

   Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms and that such information is accumulated and communicated to us, including our chief executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2012 was conducted under the supervision and with the participation of our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective.

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

As of March 31, 2012, The Company is presently a party to legal proceeding as follows:

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement. Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009. A balloon payment of $24,000 was due on March 1, 2009. This settlement is secured by a $41,000 judgment. As of March 31, 2012, payments totaling $9,000 have been made under this settlement agreement.

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

On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash. The shares were issued on April 18, 2011 at a market value of $.02 per share. We booked a reduction in the principal balance of $100,000. Although as of March 31, 2012 the outstanding balance was $238,459, this balance may be adjusted in the future due to the uncertainty of future stock prices and liquidated value of the stock.

In addition to the matter described above, we are involved in various legal actions and claims from time to time, which arise in the normal course of business. In our opinion, the final disposition of these matters will not have a material adverse effect on our financial position or results of operations.

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on April 13, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2012, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

On July 18, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $19,914. As of December 31, 2011 the outstanding balance was $28,323.  On January 26, 2012, January 31, 2012 and February 15, 2012, Asher elected to convert this note into 1,904,763, 1,562,500 and 1,081,967 shares of our common stock, respectively, for a total of 4,549,230 shares of our common stock.

Item 3.

 Defaults upon Senior Securities

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of March 31, 2012, $178,817 was outstanding on the loan payable.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer. The note is past due and in default. As of March 31, 2012, $141,277 is outstanding on the loan payable

In March 2006, we entered into a note payable for $27,000. This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006. The maturity date was extended through December 31, 2007.  The note is past due and in default. As of March 31, 2012, $35,041 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default. As March 31, 2012, $292,900 is outstanding on the note payable.

In February 2006, we obtained funds under a convertible promissory note with an unaffiliated third party in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate. On January 24, 2011, the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. As of March 31, 2012, $131,446 is outstanding on the loan payable and the note is currently in default.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement. The note is past due and in default. As of March 31, 2012, $12,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of March 31, 2012, $64,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011.The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of March 31, 2012, $84,500 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party, of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008. No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of March 31, 2012, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock. The pledged collateral is to be held in escrow until an event of default or payment in full of the loan. This loan is in default and as of March 31, 2012, $141,223 is outstanding.

On October 29, 2009, our chief executive officer and an affiliated entity entered into a settlement agreement with Lender’s Funding whereby the Company agreed to assume the liability and the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default. As of March 31, 2012, $6,750 is outstanding. Our chief executive officer is in the process of settling this obligation and the 1,000,000 shares are being held by Lender’s Funding pending final disposition of this obligation.

On December 15, 2010, we entered into a convertible promissory note for a principal amount of $200,000 with an unaffiliated third party. The promissory note has an interest rate of 8.00% per annum, and matured on August 19, 2011. As of March 31, 2012, $220,701 is due and outstanding on the note.   The note is currently in default.

Item 4.

 [Removed and Reserved.]

Item 5.

 Other Information

None.

Item 6.  Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this Quarterly Report on

Form 10-Q are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

 Title

      Date

/s/ Peter D. Ubaldi

Chief Executive Officer & President

May 14, 2012

_______________________

Peter D. Ubaldi

/s/ Peter D. Ubaldi

Principal Financial Officer

May 14, 2012

_______________________

Peter D. Ubaldi

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 (are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT

NUMBER                                         DESCRIPTION

2.1 Acquisition Agreement (included as Exhibit 2.1 to our Current Report on Form 8-K filed August 31, 1993 and incorporated herein by reference)

3.1 Amendments of Articles of Incorporation (included as Exhibit C to our Form 14C DEF filed February 7, 2006 and incorporated herein by reference)

3.2 Amendment of Articles of Incorporation (included as Exhibit 3.1 to our Current Report on Form 8-K filed November 3, 2009 and incorporated herein by reference)

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** XBRL Instance Document

101.SCH** XBRL Taxonomy Extension Schema Document

101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definition Linkbase Document

________________________

*Filed herewith.

**Furnished herewith.