Form 10-Q
period 2012-06-30
Global Ecology Corp
filed 2012-08-14
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

                              ☐ Yes ☑ No

    As of August 14, 2012 there were 474,263,526 shares of common stock of Global Ecology Corporation outstanding.

GLOBAL ECOLOGY CORPORATION

(A Nevada Corporation)

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

Global Ecology Corporation

96 Park Street

Montclair, NJ  07042

We have reviewed the accompanying balance sheet of Global Ecology Corporation f/k/a Homeland Security, Inc. as of June 30, 2012 and the related statements of operations and cash flows for the three and six month periods ended June 30, 2012. These financial statements are the responsibility of the Company’s management.

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

/S/ W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

August 14, 2012

Woodstock, Georgia

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Balance Sheet
as of
	Unaudited
	June 30,	December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$ 3,479	$ 547,923
Accounts receivable – trade	-	-
Inventories	34,632	-
Total current assets	38,111	547,923

Property, plant and equipment, net of accumulated depreciation	397,404	302,414
Capitalized software, net of accumulated amortization	-	17,498
Other intangible assets	21,500	21,500
Deposits	15,000	15,000
Investment in joint venture	780,000	780,000
Reserve for impairment of Investment in joint venture	(780,000)	(780,000)
Total Assets	$ 472,015	$ 904,335

Liabilities and Shareholders' Deficit
Accounts payable and accrued liabilities	$ 936,408	$ 873,196
Accounts payable and accrued liabilities to related parties	184,523	-
Notes payable and advances related parties	862,654	932,205
Notes payable	1,174,462	1,258,318
Line of credit	166,085	166,085
Total current liabilities	3,324,133	3,229,804

Long term notes payable, net of current portion	1,500,000	1,500,000
Total Liabilities	4,824,133	4,729,804

Shareholders' Deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,150,000 issued and outstanding	2,150	2,150
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, par value $.001; 500,000,000 shares authorized, 469,714,296 and 3,95,769,546 shares issued and outstanding, respectively'	474,264	469,715
Additional paid-in-capital	26,717,599	26,637,804
Accumulated deficit	(31,083,312)	(30,484,198)
Less treasury at cost, 1,817,000 shares	(462,819)	(450,939)
Total shareholders’ deficit	(4,352,118)	(3,825,468)
Total liabilities and shareholders’ deficit	$ 472,015	$ 904,335
	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statement of Operations
for the three and six months ended June 30,

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2012	2011	2012	2011

Sales	$ 57,077	$ -	$ 57,077	$ 35,000
Cost of Goods Sold	60,045	-	60,045	43,252
Gross Profit	(2,968)	-	(2,968)	(8,252)

General And Administrative	236,863	105,257	550,027	301,815
Beneficial conversion feature	56,845	62,450	56,845	62,450
Shares issued for Services	-	94,900	-	276,500
Net Profit / (Loss) From Operations	(296,676)	(262,607)	(609,840)	(649,017)

Other Income / (expense)	-		197,369
Interest Expense	(95,654)	(21,874)	(186,643)	(59,978)
Net Profit / (Loss) Before Income Taxes	(392,330)	(284,481)	(599,114)	(708,995)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (392,330)	$ (284,481)	$ (599,114)	$ (708,995)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	474,263,526	406,977,049	473,470,864	405,446,814

Net Profit / (Loss) per common share	$ (0.001)	$ (0.001)	$ (0.001)	$ (0.002)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	474,263,526	406,977,049	473,470,864	405,446,814

Diluted, Net Profit / (Loss) per common share	$ (0.001)	$ (0.001)	$ (0.001)	$ (0.002)

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows
for the six months ended June 30,
Un-Audited

	2012	2011
Cash flows from operating activities:
Net loss	$ (599,114)	$ (708,995)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	45,848	11,669
Common stock issued for services and compensation	-	282,900
Beneficial conversion expense	56,845	62,451
Reserve for asset impairment	-	-
Gain on cancellation of debt	(198,133)	-
Changes in:
Inventory	(34,632)	-
Other assets	-	-
Accounts payable and other accrued expenses (net of settlements)	349,540	156,790
Net cash provided (used) in operating activities	(379,646)	(195,185)

Cash flows from investing activities:
Purchases of property and equipment	(123,336)	-
Net cash used in investing activities	(123,336)	-

Cash flows from financing activities:
Borrowing (repayment) under line of credit		-
Repurchase Treasury Stock	(11,880)	-
Proceeds / (repayment) from notes payable	39,969	65,000
Advances / (repayment) - related parties	(69,551)	(27,680)
Net cash provided by financing activities	(41,462)	37,320

Net increase (decrease) in cash	(544,444)	(157,865)
Cash beginning of the period	547,923	225,740
Cash end of the period	$ 3,479	$ 67,875

Supplemental information
Interest paid	4,000
Stock issued for Debt settlement	27,500	246,600

Net cash provided (used) in operating activities	$ (379,646)	$ (195,185)
Net cash used in investing activities	(123,336)	-
Net cash provided by financing activities	(41,462)	37,320
Net increase (decrease) in cash	(544,444)	(157,865)
Cash beginning of the period	547,923	225,740
Cash end of the period	$ 3,479	$ 67,875

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

As a result, on May 25, 2011, we executed letters of intent with the Town of Castleberry, the Town of For Deposit and the City of White Hall, which are located in the State of Alabama for the development of locations in each of the three cities for the accumulation of certain organic waste which will be used in the production of our natural fertilizer/soil additive and allow for the expansion of the market where we can sell our soil and water remediation technologies. On October 25, 2011, we received the first tranche of the funding necessary to begin the construction process on its first domestic organic soil amendment site in Castleberry, Alabama. The location, which encompasses nearly 70 acres, will be one of the largest of its kind in the U.S.  Though our wholly-owned subsidiary GEC Organics Corporation, we began to produce our proprietary compost product at our 70-acre facility located in the Town of Castleberry in January 2012.  Our proprietary compost product is designed to greatly enhance crop yield and turf growth while continuing to maintain soil integrity. The highly nutritious compost is made from chicken waste blended with green waste and enhanced with GEC's licensed microbial formula.  When fully operational, the Castleberry, Alabama site will be able to produce up to 20,000 tons of OAS100 solid compost and in

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

excess of 10,000 gallons of OSA CT1000 liquid compost each month.  As of June 30, 2012, we have begun the production phase and have started to generate revenue from the sale of our natural fertilizer/soil amendment.  While, we have now begun limited production and marketing of our organic soil product, we can provide no assurance that the product will be widely accepted by our targeted consumers in order for us recognize a return on our investment.

GEC Africa

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the “JV Company”) with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile PureWater System (“MPWS”) and our ionized mineral solution, IMS1000. Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories. As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000. The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide. There will be minimum sales volume requirements for the continuation of the relationship. We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all. As of June 30, 2012 there has been no activity to report.

We continue to develop our relationships in South Africa through our subsidiary GEC Africa which is a joint partnership with Isongo. Representatives of our company demonstrated our MPWS in real time as it produced potable water from several contaminated sources. These demonstrations were performed in the most challenging conditions where rivers look like dark chocolate and E. coli, streptococcus, and other dangerous pathogens are abundant. Our group met with government officials from municipalities and water processing facilities including, The Department of Water Affairs and The South African Bureau of Standards, which has now agreed to accelerate the registration process for our licensed, proprietary formula, IMS1000. Many public and private entities in Africa are seeking ways to provide safe water without the use of chlorine and our IMS1000 solution will help to accomplish this goal. We also had discussions with two municipalities for the use of our bio-remediation technology for the processing of bio-solids from their waste water treatment facilities. Additional uses of IMS1000 such as the de-contamination of large bodies of water, vegetable washes, poultry processing plants, and mining water reclamation are currently under discussion. GEC Africa has now engaged several distributors to market our products and services throughout the continent. This distribution channel under the supervision of GEC Africa is expected to accelerate the development of our coverage and produce sustainable revenue.  As of June 30, 2012 there has been no activity to report.

Clean Tower Technologies, Inc.

In January of 2011, we formed a wholly subsidiary, CleanTower Technologies, Inc., for the purpose of developing a market for our licensed environmentally safe chemical IMS1000. The solution is produced under a private label arrangement with our Canadian supplier, EnvirEau Technologies, Inc. This new company will eventually include a number of affiliates with industry experience to help us build the operation. As of June 30, 2012 there has been no activity to report.

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

Going Concern

We have incurred operating losses six months ended June 30, 2012 and 2011 and we have had working capital deficiencies in both quarters. Our financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

2. Basis of Presentation

The financial information presented in this report comprises the unaudited financial statements (i) for the three and six months ended June 30, 2012 and 2011.

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

In the opinion of our management, the financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of our Company for the periods presented. The results of operations for the period ended June 30, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

Accounts Receivable

Accounts receivable relating to our tracking device segment consists of payments due from users of the products. In the normal course of business, we monitor the financial condition of our customer base. As of June 30, 2012 and 2011, the Company has recorded a provision for uncollectible accounts of $133,250 and $133,250, respectively, related to a long-outstanding balance. The account deemed uncollectible relates to an individual customer; we have a note payable outstanding to an affiliated entity of a customer (Riverside Corporation) with a principal balance of $141,875 and $141,875 as of June 30, 2012 and 2011, respectively. As the note payable terms do not have a right of offset, we have reserved the balance in full in accordance with its own accounting policies; however, we believe we have a legal right of offset if the affiliated entity of the customer pursues further collection efforts on the notes payable balance.

Inventory

Inventory consists of products to be sold through GEC Organics and consists of raw material of $34,632 and zero of work in process and zero in finished goods as of June 30, 2012.

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

Capitalized Software

We capitalize certain computer software costs, after technological feasibility has been established.  These costs are amortized utilizing the straight-line method over the software’s economic life, which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the development of applications.  For the six month periods ended June 30, 2012 and 2011, no expenditures relating to application development were capitalized by our Company.

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

Investment in Joint Venture

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture. Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. We advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore, they have decided to reserve $780,000 for potential impairment of the asset. As of June 30, 2012 the net carrying value of this asset is zero.

Deferred financing costs

We capitalize costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the related debt instruments.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2011 and June 30, 2012 we had a net operating loss carry forward of ($30,690,982) and                               ($31,083,312), respectively, and a deferred tax asset of $10,434,934 and $10,568,326, respectively, using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $10,568,326.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

June 30, 2012
Deferred Tax Asset	10,568,326
Valuation Allowance	(10,568,326)
Deferred Tax Asset (Net)	$ -

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

•

Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data.

At June 30, 2012, our assets and liabilities reported at fair value utilizing Level 1 inputs include cash and cash equivalents. For these items, quoted current market prices are readily available.  We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

The following table presents information about the Company’s fair value hierarchy for financial assets as of June 30, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$ 3,479	-	-	$ 3,479
Total assets	$ 3,479	-	-	$ 3,479

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

We adopted FASB Codification Topic 718using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of FASB Codification Topic 718, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of FASB Codification Topic 718. Results from prior periods have not been restated and do not include the impact of FASB Codification Topic 718. For the six-month periods ending June 30, 2012 and year ended December 31, 2011, we recognized no stock-based compensation expense under FASB Codification Topic 718 relating to employee and director stock options, restricted stock units or the employee stock purchase plan.

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

Prior to the adoption of FASB Codification Topic 718, all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. FASB Codification Topic 718requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of June 30, 2012.

Liabilities

We extinguish or write-off liabilities in a manner consistent with ASC 405-20-40-1.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

We adopted FIN 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN48. During the six months ended June 30, 2012 there were no changes in our unrecognized tax benefits and we had no accrued interest or penalties as of June 30, 2012.

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

4. Going Concern Uncertainty

We have incurred net losses in the six months ended June 30, 2012 and year ended December 31, 2011 and we have had working capital deficiencies both periods.

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

5. Income (Loss) Per Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common stock shares outstanding. At June 30, 2012 the Company had outstanding common stock shares of 469,714,296 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents at June 30, 2012 and 2011 were 474,263,526 and 406,977,049, respectively. As of June 30, 2012 and 2011 the Company had outstanding preferred shares which would have been assumed to be converted and have a dilutive effect of 21,500,000 shares on our common stock. For the six months ended, June 30, 2012 and 2011, all of the Company's shares of common stock equivalents were excluded from the calculation of diluted loss per common stock share because they were anti-dilutive, due to the Company's net loss in those periods.

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

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

7 to 10 years

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

	June 30, 2012	December 31, 2011
Furniture and fixtures	$ -	$ -
Equipment	319,907	233,198
Leasehold improvements	35,595	75,142
Total	355,502	308,340
Accumulated Depreciation	(34,278)	(5,927)
Net Fixed Assets	$ 321,224	$ 302,412

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

During the year ended December 31, 2007, the Company acquired new software to operate and enhance its GPS system.  The development costs of this software, which totaled $116,682, were capitalized and placed in service at the end of September 2007 and are being amortized over their estimate useful life of five years.  No such software development costs were capitalized during the six month periods ended June 30, 2012 and 2011 and an amortization expense of $31,302 and $5,834 was recognized related to this capitalized software during the six month periods ended June 30, 2012 and 2011, respectively.

Capitalized software costs and accumulated amortization were as follows as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Software development costs	$ 116,682	$ 116,682
Accumulated Depreciation-Capitalized Software	(116,682)	(99,184)
Capitalized Software, net	$ -	$ 17,498

8. Other Intangible Assets

On June 6, 2008, we acquired a mobile water purification plant and computerized ballast water distribution system from Robert Elfstrom. We agreed to purchase these assets in consideration for 1,000,000 shares of the Company’s common stock to be issued as follows: 100,000 shares upon the execution of the Bill of

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

9. Investment in Joint Venture and Other

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture. Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of June 30, 2012 we have advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore they have decided to reserve $780,000 for potential impairment of the asset. As of June 30, 2012 the net carrying value of this asset is zero.

10.   Notes Payable to Related Parties

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances were recorded as liabilities on the Company’s balance sheet in previous years. The amounts were loaned to the Company without any formal note agreement and do not bear interest. In December of 2011, we entered into three separate notes with Peter Ubaldi, our CEO, and Joseph Battiato, our Chairman, and William Merritt, our Managing Director of Business Development, to formalize the advancements that had been made by Mr. Ubaldi and Mr. Battiato.  Thus, we entered promissory notes with Mr. Ubaldi for $634,026 and Mr. Battiato for $295,678; which incorporated all previous amounts due to them from previous advancements, notes payable and in the case of Mr. Ubaldi, amounts accrued for wages and benefits (the “Master Notes”).   The Master Notes bear interest at 10.00% per annum.

11.  Notes Payable

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of June 30, 2012, $181,300 was outstanding on the loan payable.

In 2005, we obtained funds under a financing arrangement from Market Connexxion, an unaffiliated third party. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital. On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However, if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash. The shares were issued on April 18, 2011 at a market value of $.02 per share. We entered into a settlement agreement with Market Connexxion whereby by we made two payments of $50,000 for a full release.  As of June 30, 2012, the balance of this loan is zero.  As a result we recognized a gain of 198,133 due to the forgiveness of $96,325 of Principal and $101,807 in accrued interest.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer. The note is past due and in default. As of June 30, 2012, $143,652 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000. This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006. The maturity date was extended through December 31, 2007.  The note is past due and in default. As of June 30, 2012, $35,513 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default. As June 30, 2012, $296,800 is outstanding on the note payable.

In February 2006, we obtained funds under a convertible promissory note with an unaffiliated third party in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate. On January 24, 2011, the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. As of June 30, 2012, $133,946 is outstanding on the loan payable and the note is currently in default.

From time to time a former employee had advanced the company money to fund operations.  As of June 30, 2012, we owe this former employee $54,587 for such advances.  There is no interest associated with these advances.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement. The note is past due and in default. As of June 30, 2012, $12,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of June 30, 2012, $65,500 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011.The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of June 30, 2012, $86,000 is outstanding on the loan payable.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party, of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008. No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of June 30, 2012, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock. The pledged collateral is to be held in escrow until an event of default or payment in full of the loan. This loan is in default and as of June 30, 2012, $143,991 is outstanding.

On October 29, 2009, our chief executive officer and an affiliated entity entered into a settlement agreement with Lender’s Funding whereby the Company agreed to assume the liability and the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default. As of June 30, 2012, $6,750 is outstanding. Our chief executive officer is in the process of settling this obligation and the 1,000,000 shares are being held by Lender’s Funding pending final disposition of this obligation.

On September 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on June 20, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from September 17, 2010 at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $19,068. As of June 30, 2012, zero is due and outstanding on the note due to the fact that Asher Enterprises elected to convert its note into 1,750,958 shares of our common stock.

On October 8, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $25,000.The promissory note had an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on August 19, 2011. Asher Enterprises had an option to convert the note in shares of our common stock any time after six months from October 8, 2010 at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $24,020. As of June 30, 2012, zero is due and outstanding on the note due to the fact that Asher Enterprises elected to convert its note into 3,015,309 shares of our common stock.

On November 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note had an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on July 12, 2011. Asher Enterprises had an option to convert the note in shares of our common stock any time after six months from November 17, 2010 at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $26,422. As of June 30, 2012, $0 is due and outstanding on the note due to the fact that Asher Enterprises elected to convert its note into 3,647,192 shares of our common stock.

On December 15, 2010, we entered into a convertible promissory note for a principal amount of $200,000 with an unaffiliated third party. The promissory note has an interest rate of 8.00% per annum, and matured

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

on August 19, 2011. As of June 30, 2012, $220,701 is due and outstanding on the note.   The note is currently in default.

On April 1, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note had an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises had an option to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $31,225. We made a partial repayment of $4,500 and prepayment penalty of $7,500. This note was converted into 7,413,181 shares of common stock on October 17, 2011. As of June 30, 2012, $0 was outstanding.

On May 3, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $31,225. We repaid this note prior to maturity; therefore, we paid a prepayment penalty of $17,532. As of June 30, 2012, zero was outstanding.

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

On August 12, 2011, we entered into a promissory note to provided financing up to $1,500,000 with an interest rate of 10% per annum on the outstanding balance, with a due date of August 11, 2014. On August 12, 2011 we received the first advance of $225,000. On August 26, 2011 we received a second advance of $225,000.  On October 21, 2011 we received the final advance of $1,050,000.  As of June 30, 2012, the outstanding balance was $1,574,219.

Effective April 16, 2012, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $75,000. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 2, 2013. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we will booked a beneficial conversion feature of $54,310.  As of June 30, 2012 $80,070 was due and outstanding on the convertible promissory note.

12.  Defaults of Notes Payable

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of June 30, 2012, $181,300 was outstanding on the loan payable.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer. The note is past due and in default. As of June 30, 2012, $143,652 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000. This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006. The maturity date was extended through December 31, 2007.  The note is past due and in default. As of June 30, 2012, $35,513 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default. As June 30, 2012, $296,800 is outstanding on the note payable.

In February 2006, we obtained funds under a convertible promissory note with an unaffiliated third party in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate. On January 24, 2011, the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. As of June 30, 2012, $133,946 is outstanding on the loan payable and the note is currently in default.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement. The note is past due and in default. As of June 30, 2012, $12,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of June 30, 2012, $65,500 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011.The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of June 30, 2012, $86,000 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party, of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008. No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of June 30, 2012, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock. The pledged collateral is to be held in escrow until an event

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

of default or payment in full of the loan. This loan is in default and as of June 30, 2012, $143,911 is outstanding.

On October 29, 2009, our chief executive officer and an affiliated entity entered into a settlement agreement with Lender’s Funding whereby the Company agreed to assume the liability and the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default. As of June 30, 2012, $6,750 is outstanding. Our chief executive officer is in the process of settling this obligation and the 1,000,000 shares are being held by Lender’s Funding pending final disposition of this obligation.

On December 15, 2010, we entered into a convertible promissory note for a principal amount of $200,000 with an unaffiliated third party. The promissory note has an interest rate of 8.00% per annum, and matured on August 19, 2011. As of June 30, 2012, $ 224,701  is due and outstanding on the note.   The note is currently in default.

13. Credit Union Participations

We no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through our former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, we were to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009. This settlement is secured by a $41,000 judgment.  As of June 30, 2012, payments totaling $9,000 had been made under the settlement agreement. The remaining settlement obligation is past due.

14. Lines of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions which is no longer our line of business.  There was outstanding balance totaling $322,562 at June 30, 2012, including interest and the line of credit was in default. We will negotiate revised payment terms and a settlement with the lender as soon we are able to make a firm commitment.

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

Options issued under the Plan are exercisable at a price that is not less than twenty percent (20%) of the fair market value of such shares (as defined) on the date the options are granted. The non-qualified stock options are generally non-transferable and are exercisable over a period not to exceed ten (10) years from the date of the grant. Earlier expiration is operative due to termination of employment or death of the issue. The entire Plan expired on March 20, 2007, except as to non-qualified stock options then outstanding, which will remain in effect until they have expired or have been exercised. As of June 30, 2012, 1,990,289 shares had been exercised and issued under the Plan.

On November 8, 2006, we filed a Non-Statutory Stock Option Plan with the SEC.  This 2006 Non-Statutory Stock Option Plan was intended as an employment incentive, to aid in attracting and retaining persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in our development and success.  This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended.  There were a total of 15,000,000 shares in the Plan at inception; 14,100,000 shares have been issued from the Plan as of June 30, 2012.

17. Stock Transactions

For the six months ended June 30, 2012, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

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

Operating Leases

We currently lease office space in one location.  The following table sets forth the Company’s lease commitment at 96 Park Street, Montclair, New Jersey 07042 for the year ended December 31, 2010 until December 31, 2012.  The rent for 2012 is $13,200. We also entered into a short term commercial lease for the 70 acres associated with our production facilities in Castleberry, Alabama, with an option to purchase the real estate. The lease will be renewed on September 1, 2012 for an additional 3 months with an extension for another 3 months.  The payment to the landlord is $5,000 per month with $3,000 being applied to rent and $2,000 toward the purchase price.

Future minimum annual payments expected under the operating lease are as follows:

December 31,	Amount

2012	$109,200
Total	$109,200

Future minimum annual payments expected under the operating lease are as follows:

19.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

GLOBAL ECOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (CONT’D)

20.  Legal Proceedings

As of June 30, 2012, The Company is presently a party to legal proceeding as follows:

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement. Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009. A balloon payment of $24,000 was due on March 1, 2009. This settlement is secured by a $41,000 judgment. As of June 30, 2012, payments totaling $9,000 have been made under this settlement agreement.

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

On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash. The shares were issued on April 18, 2011 at a market value of $.02 per share. We booked a reduction in the principal balance of $100,000. Although as of June 30, 2012 the outstanding balance was $238,459, this balance may be adjusted in the future due to the uncertainty of future stock prices and liquidated value of the stock.

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

The following discussion of the Company’s financial condition, changes in financial conditions and results of operations should be read in conjunction with the financial statements and notes for the period ended June 30, 2012 contained in this Form 10-Q, and with the audited financial statements and notes as well as other items thereto included in our annual report on Form 10-K for the year ended December 31, 2011. This report, annual reports on Form 10-K, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the United States Securities and Exchange Commission’s, or SEC's, website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on our website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy of any of our material filed with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-Q for the six months ended June 30, 2012 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of our Company with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases.  From time to time,

We may also provide forward-looking statements in other materials and releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in our previous Annual Report on Form 10-K, quarterly reports filed on Form10-Q and current reports on Form 8-K filed with the SEC.

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

Going Concern

We have incurred net losses in the six months ended June 30, 2012 and year ended December 31, 2011 and we have had working capital deficiencies both periods.

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

Employees

As of June 30, 2012, we have employed a total of 4 people. No employees are covered by a collective bargaining agreement.

Results of Operations

	Un-audited		Un-audited
	Three month period ended		Six month period ended
	2012	2011	2012	2011

Sales	$ 57,077	$ -	$ 57,077	$ 35,000
Cost of Goods Sold	60,045	-	60,045	43,252
Gross Profit	(2,968)	-	(2,968)	(8,252)

General And Administrative	236,863	105,257	550,027	301,815
Beneficial conversion feature	56,845	62,450	56,845	62,450
Shares issued for Services	-	94,900	-	276,500
Net Profit / (Loss) From Operations	(296,676)	(262,607)	(609,840)	(649,017)

Other Income / (expense)	-	-	197,369	-
Interest Expense	(95,654)	(21,874)	(186,643)	(59,978)
Net Profit / (Loss) Before Income Taxes	(392,330)	(284,481)	(599,114)	(708,995)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$ (392,330)	$ (284,481)	$ (599,114)	$ (708,995)

Revenues

Product Sales

For the six months ended June 30, 2012, we had $57,077 in sales revenue as compared to $35,000 in sales revenue for the six months ended June 30, 2011 due to the commencement of sales for our proprietary organic soil product.

Cost of Sales

For the six months ended June 30, 2012, cost of product sales were $ 60,045 as compared to $43,250 in the same period in 2011 due to increased sales and marketing costs associated with the commencement of sales for our proprietary organic soil product..

Operating Expenses

For the three and six months ended June 30 2012, our general and administrative expenses increased by $248,212 and $131,606 compared to the same period in 2011, mainly due to the increase in consulting, sales and rent expense for our subsidiary GEC Organics.

Other Income

In 2005, we obtained funds under a financing arrangement from Market Connexxion, an unaffiliated third party. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital. On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However, if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash. The shares were issued on April 18, 2011 at a market value of $.02 per share. We entered into a settlement agreement with Market Connexxion whereby by we made two payments of $50,000 for a full release.  As of June 30, 2012, the balance of this loan is zero.  As a result we recognized a gain of $197,369  due to the forgiveness of $96,325 of Principal and $101,807 in accrued interest for the six months ended June 30, 2012.

Interest Expenses

Interest expense increased by $73,780 and  $126,665 for the three and six months ended June 30, 2012, respectively, as compared to the same period in 2011 due to the increase in debt financings.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of ($599,114)and (708,995) for the six month periods ended June 30, 2012 and 2011, respectively.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows
for the six months ended June 30,

	2012	2011
Net cash provided (used) in operating activities	$ (379,646)	$ (195,185)
Net cash used in investing activities	(123,336)	-
Net cash provided by financing activities	(41,462)	37,320
Net increase (decrease) in cash	(544,444)	(157,865)
Cash beginning of the period	547,923	225,740
Cash end of the period	$ 3,479	$ 67,875

 Net cash used in operating activities for the six months ended June 30, 2012 increased to ($379,646) from ($195,185) for the six months ended June 30, 2011 primarily due to increase spending in the current period for sales and marketing activity and the development and leasehold interest in our soil amendment production facility located in Castleberry, Alabama.

We had ($123,336) in cash used by investing activities for the six months ended June 30, 2012 compared to $0 in the same period of 2011 due to development and leasehold interest in our soil amendment production facility located in Castleberry, Alabama..

Net cash provided by financing activities was $(41,462) for the six months ended June 30, 2012 compared to net cash provided by financing activities of $(37,321) for the six months ended June 30, 2012 due to increased financings and advances from related parties.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2012 was conducted under the supervision and with the participation of our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective.

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

As of June 30, 2012, The Company is presently a party to legal proceeding as follows:

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement. Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009. A balloon payment of $24,000 was due on March 1, 2009. This settlement is secured by a $41,000 judgment. As of June 30, 2012, payments totaling $9,000 have been made under this settlement agreement.

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

On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash. The shares were issued on April 18, 2011 at a market value of $.02 per share. We booked a reduction in the principal balance of $100,000. Although as of June 30, 2012 the outstanding balance was $238,459, this balance may be adjusted in the future due to the uncertainty of future stock prices and liquidated value of the stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2012, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

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

Item 3.

 Defaults upon Senior Securities

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on June 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of June 30, 2012, $181,300 was outstanding on the loan payable.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer. The note is past due and in default. As of June 30, 2012, $143,652 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000. This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006. The maturity date was extended through December 31, 2007.  The note is past due and in default. As of June 30, 2012, $35,513 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default. As June 30, 2012, $296,800 is outstanding on the note payable.

In February 2006, we obtained funds under a convertible promissory note with an unaffiliated third party in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate. On January 24, 2011, the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. As of June 30, 2012, $133,946 is outstanding on the loan payable and the note is currently in default.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement. The note is past due and in default. As of June 30, 2012, $12,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of June 30, 2012, $65,500 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011.The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of June 30, 2012, $86,000 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party, of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008. No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of June 30, 2012, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock. The pledged collateral is to be held in escrow until an event of default or payment in full of the loan. This loan is in default and as of June 30, 2012, $143,911 is outstanding.

On October 29, 2009, our chief executive officer and an affiliated entity entered into a settlement agreement with Lender’s Funding whereby the Company agreed to assume the liability and the parties agreed to enter into an installment note in the principal amount of $7,500 which has no interest rate and payments of $250 are due monthly. The amount is past due and in default. As of June 30, 2012, $6,750 is outstanding. Our chief executive officer is in the process of settling this obligation and the 1,000,000 shares are being held by Lender’s Funding pending final disposition of this obligation.

On December 15, 2010, we entered into a convertible promissory note for a principal amount of $200,000 with an unaffiliated third party. The promissory note has an interest rate of 8.00% per annum, and matured on August 19, 2011. As of June 30, 2012, $ 224,701 is due and outstanding on the note.   The note is currently in default.

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

August 14, 2012

_______________________

Peter D. Ubaldi

/s/ Peter D. Ubaldi

Principal Financial Officer

August 14, 2012

_______________________

Peter D. Ubaldi

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2012 (are numbered in accordance with Item 601 of Regulation S-K).

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

________________________

*Filed herewith.

**Furnished herewith.