Form 10-K
period 2012-12-31
Global Ecology Corp
filed 2013-04-18
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of June 30, 2012: $3,644,202 based on the average of the bid and asked price of $0.01 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as April 1, 2013: 499,900,350 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GLOBAL ECOLOGY CORPORATION

(A Nevada Corporation)

PART I.

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

As a result, on May 25, 2011, we executed letters of intent with the Town of Castleberry, the Town of For Deposit and the City of White Hall, which are located in the State of Alabama for the development of locations in each of the three cities for the accumulation of certain organic waste which will be used in the production of our natural fertilizer/soil additive and allow for the expansion of the market where we can sell our soil and water remediation technologies. On October 25, 2011, we received the last tranche of the funding necessary to begin the construction process on its first domestic organic soil amendment site in Castleberry, Alabama. The location, which encompasses nearly 70 acres, will be one of the largest of its kind in the U.S.  Though our wholly-owned subsidiary GEC Organics Corporation, we began to produce our proprietary compost product at our 70-acre facility located in the Town of Castleberry in January 2012.  Our proprietary compost product is designed to greatly enhance crop yield and turf growth while continuing to maintain soil integrity. The highly nutritious compost is made from chicken waste blended with green waste and enhanced with GEC's licensed microbial formula.  When fully operational, the Castleberry, Alabama site will be able to produce up to 20,000 tons of OAS1000 solid compost and in excess of 10,000 gallons of OSA101 liquid compost each month.  As of December 31, 2012, we had initiated limited production and marketing of our organic soil product, we can provide no assurance that the product will be widely accepted by our targeted consumers in order for us recognize a return on our investment.

GEC Africa

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the “JV Company”) with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile PureWater System (“MPWS”) and our ionized mineral solution, IMS1000. Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories. As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000. The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide. There will be minimum sales volume requirements for the continuation of the relationship. We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all. As of December 31, 2012 there has been no activity to report.

We continue to develop our relationships in South Africa through our subsidiary GEC Africa which is a joint partnership with Isongo. Representatives of our company demonstrated our MPWS in real time as it produced potable water from several contaminated sources. These demonstrations were performed in the most challenging conditions where rivers look like dark chocolate and E. coli, streptococcus, and other dangerous pathogens are abundant. Our group met with government officials from municipalities and water processing facilities including, The Department of Water Affairs and The South African Bureau of Standards, which has now agreed to accelerate the registration process for our licensed, proprietary formula, IMS1000. Many public and private entities in Africa are seeking ways to provide safe water without the use of chlorine and our IMS1000 solution will help to accomplish this goal. We also had discussions with two municipalities for the use of our bio-remediation technology for the processing of bio-solids from their waste water treatment facilities. Additional uses of IMS1000 such as the de-contamination of large bodies of water, vegetable washes, poultry processing plants, and mining water reclamation are currently under discussion. GEC Africa has now engaged several distributors to market our products and services throughout the continent. This distribution channel under the supervision of GEC Africa is expected to accelerate the development of our coverage and produce sustainable revenue.  As of December 31, 2012 there has been no activity to report.

Clean Tower Technologies, Inc.

In January of 2011, we formed a wholly subsidiary, CleanTower Technologies, Inc., for the purpose of developing a market for our licensed environmentally safe chemical IMS1000. The solution is produced under a private label arrangement with our Canadian supplier, EnvirEau Technologies, Inc. This new company will eventually include a number of affiliates with industry experience to help us build the operation. As of December 31, 2012 there has been no activity to report.

As a part of our strategic business initiatives we have supported a number of events at the United Nations and have established ourselves as a strategic partner with International Renewable Energy Organization (“IREO”), a Brazilian private partner of the United Nations.  Peter Ubaldi, our President and CEO, has been appointed as Chairman of IREO’s Water Restoration Committee.  We have proposed our remediation technology for contaminated bodies of water and for the remediation of soil in South America, Central America, the Philippines and the United States as part of its expanding marketing efforts.

We have incurred operating losses of ($991,860) and ($1,249,621) for the years ended December 31, 2012 and 2011, respectively, and we have had working capital deficiencies in both years. Our financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

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

Our future success is likely dependent on its ability to create profitable growth and attain additional capital to support growth and ultimately our ability to reach profitability and maintain profitability once we have reached that stage. There can be no assurance that we will be successful in obtaining any such financing, or that it will be able to generate sufficient positive cash flow from operations. The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Personnel

As of December 31, 2012, we employed a total of 4 people. No employees are covered by a collective bargaining agreement.

Item 1a.  Risk Factors

Going-Concern Opinion of our Financial Statements:

Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company had: (i) a net loss of ($991,860) from operations; (ii) used ($621,406) in cash from operations; (iii) a total shareholders’ deficit of ($4,825,194); and (iv) a total net loss of ($1,109,863) for the year ended December 31, 2012.  Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to begin to generate positive cash flow from operations.

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

Competition:

We will also experience competition in the water purification and soil remediation industries. Both of these segments rely on technologies that must satisfy numerous regulatory and compliance requirements which have already been overcome by the developers of the technology that we have licensed.  We are aligning our self with established professionals and experts in these industries. We anticipate that the new technologies which we will bring to the market should provide a competitive advantage.  However, there are large and well capitalized businesses that will offer competition that could make our progress into this new business segment difficult.

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

Substantial Leverage:

Although substantially leveraged at the end of fiscal year 2012 in order to meet the ongoing working capital requirements of us, additional indebtedness may have to be incurred, perhaps resulting in a more highly leveraged capital structure. A highly leveraged capital structure could have adverse consequences, including:

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

Item 1b. Unresolved Staff Comments

None.

Item 2. Description of Property

We currently lease approximately 1,000 sq. ft. of office space located at 96 Park Street, Montclair, New Jersey 07042 for $13,300 per year.  The lease automatically renews every year unless otherwise terminated pursuant to the terms of the lease. We also entered into a short term commercial lease for the 70 acres associated with our production facilities in Castleberry, Alabama, with an option to purchase the real estate. The lease expired on March 1, 2013 but the landlord has agreed to renew the lease for another six months.  The payment to the landlord is $5,000 per month with $3,000 being applied to rent and $2,000 toward the purchase price.  The company is also currently attempting negotiate a finance arrangement to purchase the property which it anticipates closing by the end of the 2013.

Future minimum annual payments expected under the operating leases are as follows:

December 31,	Amount(1)
2013	40,300
Total	40,300

(1)

The amount assumes the company is able to negotiate a finance arrangement and purchase agreement for 70 acres associated with our production facilities in Castleberry, Alabama prior to the expiration of six month extension.  If the company is unable to renew the lease prior to the expiration of the extension, the company will likely extend the lease through the remainder of the year, therefore, the total lease obligations for 2013 would increase by $9,000 for a total of $49,300.

Item 3. Legal Proceedings

The Company is presently a party to legal proceeding as follows:

As of December 31, 2012, the Company was a party to the following legal proceedings:

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement. Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009. A balloon payment of $24,000 was due on March 1, 2009. This settlement is secured by a $41,000 judgment. As of December 31, 2012 , 2012, payments totaling $9,000 have been made under this settlement agreement.

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

On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash. The shares were issued on April 18, 2011 at a market value of $.02 per share. We booked a reduction in the principal balance of $100,000. Although as of December 31, 2012 the outstanding balance was $0.00.

In addition to the matter described above, we are involved in various legal actions and claims from time to time, which arise in the normal course of business. In our opinion, the final disposition of these matters will not have a material adverse effect on our financial position or results of operations except as otherwise disclosed in Note 21 – “Subsequent Events”- in our attached financial statements.

Item 4. [Removed and Reserved.]

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of FINRA that make markets in our stock on the OTCQB. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2012, as reported by the Bloomberg Financial Network, are as follows:

.

Fiscal 2012:	Low	High
First Quarter	$0.0093	$0.016
Second Quarter	0.008	0.016
Third Quarter	0.004	0.012
Fourth Quarter	0.019	0.0065

Fiscal 2011:
First Quarter	$0.014	$0.039
Second Quarter	0.013	0.027
Third Quarter	0.008	0.016
Fourth Quarter	0.0066	0.0131

*These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and thus may not represent actual transactions.

Information Relating to Our Voting Securities

Common Stock

Shares of common stock are our only voting securities.  Holders of the common stock are entitled to one vote on all matters presented to stockholders for each share registered in their respective names. As of April 15, 2013, there were 499,900,350 shares of common stock outstanding. We have not paid any dividends on our common stock and we anticipate that future earnings, if any, will be retained to fund finance future growth.

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

•

The Company has authorized 2,000,000 shares of Series "B" Preferred Stock of which no shares are currently issued and outstanding:

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

As of December 31, 2012, we had repurchased 7,340,372shares of our common stock.

Recent Sales of Unregistered Securities

For the years ending December 31, 2012 and 2011, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

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

On March 29, 2012 we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $78,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on January 2, 2013. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $56,845. During the last quarter of 2012, conversions were made on October 17, 2012 and December 5, 2012, of 4,347,826 and 10,714,286 shares of common stock as recorded for the year end December 31, 2012. Subsequent to December 31, 2012, the Note holder elected to convert additional principal and interest and received 10,574,713 shares of the Company’s common stock on January 15, 2013.

Subsequent Sales of Unregistered Securities

As noted above, effective March 29, 2012, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $78,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on January 2, 2013. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $56,845. During the last quarter of 2012, conversions were made on October 17, 2012 and December 5, 2012, of 4,347,826 and 10,714,286 shares of common stock as recorded for the year end December 31, 2012. Subsequent to December 31, 2012, the Note holder elected to convert additional principal and interest and received 10,574,713 shares of the Company’s common stock on January 15, 2013.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the statements contained in this Form 10-K for the period ended December 31, 2012 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Global Ecology Corporation (collectively, with its subsidiaries, “GECO” or the “Company”) with respect to current events and financial performance. You can identify these statements by forward-looking words such as, “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, GECO also provides forward-looking statements in other materials GECO releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in GECO’s quarterly reports on Form 10-Q and Current Reports on Form 8-K filed with the United States Securities and Exchange Commission, or the SEC.

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

As a result, on May 25, 2011, we executed letters of intent with the Town of Castleberry, the Town of For Deposit and the City of White Hall, which are located in the State of Alabama for the development of locations in each of the three cities for the accumulation of certain organic waste which will be used in the production of our natural fertilizer/soil additive and allow for the expansion of the market where we can sell our soil and water remediation technologies. On October 25, 2011, we received the last tranche of the funding necessary to begin the construction process on its first domestic organic soil amendment site in Castleberry, Alabama. The location, which encompasses nearly 70 acres, will be one of the largest of its kind in the U.S.  Though our wholly-owned subsidiary GEC Organics Corporation, we began to produce our proprietary compost product at our 70-acre facility located in the Town of Castleberry in January 2012.  Our proprietary compost product is designed to greatly enhance crop yield and turf growth while continuing to maintain soil integrity. The highly nutritious compost is made from chicken waste blended with green waste and enhanced with GEC's licensed microbial formula.  When fully operational, the Castleberry, Alabama site will be able to produce up to 20,000 tons of OAS1000 solid compost and in excess of 10,000 gallons of OSA101 liquid compost each month.  As of December 31, 2012, we have initiated the production and marketing phase; and limited revenues have been generated.  While, we have now begun limited production and marketing of our organic soil product, we can provide no assurance that the product will be widely accepted by our targeted consumers in order for us recognize a return on our investment.

GEC Africa

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the “JV Company”) with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile PureWater System (“MPWS”) and our ionized mineral solution, IMS1000. Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories. As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000. The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide. There will be minimum sales volume requirements for the continuation of the relationship. We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all. As of December 31, 2012 there has been no activity to report.

We continue to develop our relationships in South Africa through our subsidiary GEC Africa which is a joint partnership with Isongo. Representatives of our company demonstrated our MPWS in real time as it produced potable water from several contaminated sources. These demonstrations were performed in the most challenging conditions where rivers look like dark chocolate and E. coli, streptococcus, and other dangerous pathogens are abundant. Our group met with government officials from municipalities and water processing facilities including, The Department of Water Affairs and The South African Bureau of Standards, which has now agreed to accelerate the registration process for our licensed, proprietary formula, IMS1000. Many public and private entities in Africa are seeking ways to provide safe water without the use of chlorine and our IMS1000 solution will help to accomplish this goal. We also had discussions with two municipalities for the use of our bio-remediation technology for the processing of bio-solids from their waste water treatment facilities. Additional uses of IMS1000 such as the de-contamination of large bodies of water, vegetable washes, poultry processing plants, and mining water reclamation are currently under discussion. GEC Africa has now engaged several distributors to market our products and services throughout the continent. This distribution channel under the supervision of GEC Africa is expected to accelerate the development of our coverage and produce sustainable revenue.  As of December 31, 2012 there has been no activity to report.

Clean Tower Technologies, Inc.

In January of 2011, we formed a wholly subsidiary, CleanTower Technologies, Inc., for the purpose of developing a market for our licensed environmentally safe chemical IMS1000. The solution is produced under a private label arrangement with our Canadian supplier, EnvirEau Technologies, Inc. This new company will eventually include a number of affiliates with industry experience to help us build the operation. As of December 31, 2012 there has been no activity to report.

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

We have incurred operating losses of ($991,860) and ($1,249,621) for the years ended December 31, 2012 and 2011, respectively, and we have had working capital deficiencies in both years. Our financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

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

Employees

At December 31, 2012, we had employed a total of 4 people. No employees are covered by a collective bargaining agreement.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company had: (i) a net loss of ($991,860) from operations; (ii) used ($621,406) in cash from operations; (iii) a total shareholders’ deficit of ($4,825,194); and (iv) a total net loss of ($1,109,863) for the year ended December 31, 2012.  Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to begin to generate positive cash flow from operations.

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

Selected financial Data:

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statement of Operations
for the years ended December 31,

	2012	2011
Sales	$ 63,109	$ 35,000
Cost of Goods Sold	86,170	43,252
Gross Profit	(23,061)	(8,252)

General And Administrative	899,282	642,504
Beneficial conversion feature	69,517	82,365
Shares issued for Services	-	516,500
Net Profit / (Loss) From Operations	(991,860)	(1,249,621)

Other Income / (expense)	251,495	252,415
Impairment Expense	-	-
Interest Expense	(369,498)	(238,738)
Net Profit / (Loss) Before Income Taxes	(1,109,863)	(1,235,944)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (1,109,863)	$ (1,235,944)

Revenues

Product Sales

For the year ended December 31, 2012, revenues from product sales were $63,109 as compared to $35,000 for the same period in 2011, due to the commercialization and sale of our organic soil amendment product which we began in late 2012.

Cost of Sales

For the year ended December 31, 2012, cost of sales increased by $42,918 as compared to 2011, due to the commercialization and sale of organic soil amendment product which we began in late 2012.

Other Income:

For the year ended December 31, 2012 revenue from sources categorized as other income was $251,495 compared to $252,415 for the same period in 2011. In 2005, we obtained funds under a financing arrangement from Market Connexxion, an unaffiliated third party. The note provided a line of credit totaling $500,000 and accrued interest at a rate of 8.00% per annum. It originally matured on January 28, 2006, at which time the unpaid principal was $229,365. Interest due on the note was $16,960. The note was amended in February 2006 to incorporate the interest into the principal and extend the term through January 2007. The note is uncollateralized and the proceeds were utilized for working capital. On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However, if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash. The shares were issued on April

18, 2011 at a market value of $.02 per share. We entered into a settlement agreement with Market Connexxion whereby by we made two payments of $50,000 for a full release. As of December 31, 2012, the balance of this loan is zero. As a result we recognized a gain of $197,371 due to the forgiveness of $96,325 of Principal and $101,807 in accrued interest for the twelve months ended December 31, 2012. We also had $54, 124 of other income as a result of the write off of certain trade payables associated with a former subsidiary which was not the debt of the parent corporation.

Cost of Sales

Operating Expenses

For the year ended December 31, 2012, General and administrative expenses increased were $899,282 compared to $642,504 for the same period in 2011. The increase was mainly due to an increase in expenses associated with the commercialization and marketing of organic soil amendment product which we began in late 2012 .

For the year ended December 31, 2012, we recognized a beneficial conversion expense of $69,517 compared to $82,365 for the same period in 2011.

For the year ended December 31, 2012, we issued shares for services and recognized an expense of $0.00 compared to $516,500 for the same period in 2011.

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

Due to recurring operating losses and our current working capital deficit, there is a need to obtain additional funding of working capital for us to operate as a going concern. We incurred operating losses of ($991,860) and net losses of ($1,109,863) for the year ended December 31, 2012.  In 2012, we have been able to minimally sustain its working capital needs based on capital derived primarily from the issuance of additional common stock and debt financings.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows
for the years ended December 31,

	2012	2011
Net cash provided (used) in operating activities	$ (621,406)	$ (341,494)
Net cash used in investing activities	(123,340)	(308,341)
Net cash provided by financing activities	193,371	972,018
Net increase (decrease) in cash	(551,375)	322,183
Cash beginning of the period	547,923	225,740
Cash end of the period	$ (3,452)	$ 547,923

Net cash used in operating activities for the year ended December 31, 2012 increased by $279,912 from cash used in operations for the previous year ended due primarily from the issuance of common stock for services. The operating loss of $(1,109,863) for the year ended December 31, 2012 included the following non-cash items:

Non-cash expenses for the year ended December 31, 2012
Depreciation and amortization	$76,927
Common stock issued for services and compensation	$0.00
Common stock issued for debt settlement	$52,500
Beneficial conversion expense	$69,517
Reserve for asset impairment	$1,072,471
Gain on cancellation ion of debt	$(251,495)
Total none cash expenses	$1,019,920

Accounts payable and other accrued expenses, increased by $208,257 for the year ended December 31, 2012 as compared 2011, primarily due to initiating the production and marketing phase of our for our organic soil product at our Alabama operation.

Net cash used by investing activities for the year ended December 31, 2012 decreased by $185,001 due decreased issuance of common stock for services and compensation.

Net cash provided by financing activities decreased by $778,647 for the year ended December 31, 2012 compared to the prior year due to decreased borrowing in 2012.

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

Item 8.  Financial Statements and Supplementary Data

GLOBAL ECOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

April 18, 2013

Board of Directors

Global Ecology Corporation

96 Park Street

Montclair, NJ  07042

We have audited the accompanying consolidated balance sheet of Global Ecology Corporation (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $33,951 and current liabilities of $3,761,970.  In addition, the Company has an accumulated deficit of ($4,825,194) and is dependent on additional investments and/or revenue sources. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is in default of certain notes payable totaling $1,441,159 as of December 31, 2012. These are classified as current liabilities in the Company’s financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/W. T. Uniack & Co. CPA’s P.C.

Woodstock, Georgia

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Balance Sheet
as of

	December 31,	December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$ (3,452)	$ 547,923
Inventories	37,403	-
Total current assets	33,951	547,923

Property, plant and equipment, net of accumulated depreciation	366,325	302,414
Capitalized software, net of accumulated amortization	-	17,498
Other intangible assets	21,500	21,500
Deposits	15,000	15,000
Total Assets	$ 436,776	$ 904,335

Liabilities and Shareholders' Deficit
Accounts payable and accrued liabilities	$ 1,081,452	$ 873,195
Accounts payable and accrued liabilities to related parties	368,530	-
Notes payable and advances related parties	848,941	932,205
Notes payable	1,463,047	1,424,403
Total current liabilities	3,761,970	3,229,803

Long term notes payable, net of current portion	1,500,000	1,500,000
Total Liabilities	5,261,970	4,729,803

Shareholders' Deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,150,000 issued and outstanding	2,150	2,150
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, par value $.001; 500,000,000 shares authorized, 489,325,638 and 469,714,296 shares issued and outstanding, respectively'	489,326	469,715
Additional paid-in-capital	26,740,210	26,637,804
Accumulated deficit	(31,594,061)	(30,484,198)
Less treasury at cost, 7,340,372 shares	(462,819)	(450,939)
Total shareholders’ deficit	(4,825,194)	(3,825,468)
Total liabilities and shareholders’ deficit	$ 436,776	$ 904,335

The accompanying footnotes are an integral part of these financial statements

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statement of Operations
for the years ended December 31,

	2012	2011

Sales	$ 63,109	$ 35,000
Cost of Goods Sold	86,170	43,252
Gross Profit	(23,061)	(8,252)

General And Administrative	899,282	642,504
Beneficial conversion feature	69,517	82,365
Shares issued for Services	-	516,500
Net Profit / (Loss) From Operations	(991,860)	(1,249,621)

Other Income / (expense)	251,495	252,415
Impairment Expense	-	-
Interest Expense	(369,498)	(238,738)
Net Profit / (Loss) Before Income Taxes	(1,109,863)	(1,235,944)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (1,109,863)	$ (1,235,944)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	473,869,361	423,647,114

Net Profit / (Loss) per common share	$ (0.002)	$ (0.003)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	475,562,586	423,647,114

Diluted, Net Profit / (Loss) per common share	$ (0.002)	$ (0.003)

The accompanying footnotes are an integral part of these financial statements

GLOBAL ECOLOGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Deficit)

December 31, 2012

	Common Stock		Preferred Stock – Series A		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	348,859,585	348,860	2,150,000	2,150	1,817,000	(399,740)	24,752,933	(27,725,400)	(3,021,197)
Shares issued for Services	46,909,961	46,910					665,896		712,806
Beneficial conversion Feature							124,556		124,556
Net loss								(1,522,855)	(1,522,855)
Balance at December 31, 2010	395,769,546	395,770	2,150,000	2,150	1,817,000	(399,740)	25,543,385	(29,248,255)	(3,706,690)

Shares issued for Services	38,118,110	38,118					739,882		778,000
Shares issued for debt conversion	35,826,640	35,827					272,173		308,000
Beneficial conversion Feature							82,364		82,364
Treasury Stock Repurchase					4,554,937	(51,199)			(51,199)
Net Income / (Loss)								(1,235,943)	(1,235,943)
Balance at December 31, 2011	469,714,296	469,715	2,150,000	2,150	6,371,937	(450,939)	26,637,804	(30,484,198)	(3,825,468)

Shares issued for debt conversion	19,611,342	19,611					32,889		52,500
Beneficial conversion Feature							69,517		69,517
Treasury Stock Repurchase					968,435	(11,880)			(11,880)
Net Income / (Loss)								(1,109,863)	(1,109,863)
Balance at December 31, 2012	489,325,638	489,326	2,150,000	2,150	7,340,372	(462,819)	26,740,210	(31,594,061)	(4,825,194)

The accompanying footnotes are an integral part of these financial statements

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows
for the years ended December 31,

	2012	2011
Cash flows from operating activities:
Net loss	$ (1,109,863)	$ (1,235,944)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	76,927	29,264
Common stock issued for services and compensation	-	516,500
Beneficial conversion expense	69,517	82,364
Reserve for asset impairment
Gain on cancellation of debt	(251,495)	-
Changes in:
Inventory	(37,403)	-
Other assets	-	(15,000)
Accounts payable and other accrued expenses (net of settlements)	630,911	281,322
Net cash provided (used) in operating activities	(621,406)	(341,494)

Cash flows from investing activities:
Purchases of property and equipment	(123,340)	(308,341)
Net cash used in investing activities	(123,340)	(308,341)

Cash flows from financing activities:
Borrowing (repayment) under line of credit
Repurchase Treasury Stock	(11,880)	(51,199)
Proceeds from notes payable	288,515	1,280,089
Advances / (repayment) - related parties	(83,264)	(256,872)
Net cash provided by financing activities	193,371	972,018

Net increase (decrease) in cash	(551,375)	322,183
Cash beginning of the period	547,923	225,740
Cash end of the period	$ (3,452)	$ 547,923

Supplemental information
Stock issued for Debt settlement	$ 52,500	$ 308,000

The accompanying footnotes are an integral part of these financial statements

GLOBAL ECOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

GEC Africa

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the “JV Company”) with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile PureWater System (“MPWS”) and our ionized mineral solution, IMS1000. Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories. As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000. The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide. There will be minimum sales volume requirements for the continuation of the relationship. We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all. As of December 31, 2012 there has been no activity to report.

We continue to develop our relationships in South Africa through our subsidiary GEC Africa which is a joint partnership with Isongo. Representatives of our company demonstrated our MPWS in real time as it produced potable water from several contaminated sources. These demonstrations were performed in the most challenging conditions where rivers look like dark chocolate and E. coli, streptococcus, and other dangerous pathogens are abundant. Our group met with government officials from municipalities and water processing facilities including, The Department of Water Affairs and The South African Bureau of Standards, which has now agreed to accelerate the registration process for our licensed, proprietary formula, IMS1000. Many public and private entities in Africa are seeking ways to provide safe water without the use of chlorine and our IMS1000 solution will help to accomplish this goal. We also had discussions with two municipalities for the use of our bio-remediation technology for the processing of bio-solids from their waste water treatment facilities. Additional uses of IMS1000 such as the de-contamination of large bodies of water, vegetable washes, poultry processing plants, and mining water reclamation are currently under discussion. GEC Africa has now engaged several distributors to market our products and services throughout the continent. This distribution channel under the supervision of GEC Africa is expected to accelerate the development of our coverage and produce sustainable revenue.  As of December 31, 2012 there has been no activity to report.

Clean Tower Technologies, Inc.

In January of 2011, we formed a wholly subsidiary, CleanTower Technologies, Inc., for the purpose of developing a market for our licensed environmentally safe chemical IMS1000. The solution is produced under a private label arrangement with our Canadian supplier, EnvirEau Technologies, Inc. This new company will eventually include a number of affiliates with industry experience to help us build the operation. As of December 31, 2012 there has been no activity to report.

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

We have incurred operating losses of ($991,860) and ($1,249,621) for the years ended December 31, 2012 and 2011, respectively, and we have had working capital deficiencies in both years. Our financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

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

2. Basis of Presentation

The financial information presented in this report comprises the audited financial statements as of and for the years ended December 31, 2012 and 2011.

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

Revenue Recognition

The company derives most of its revenue from three main sources: sales of branded organic soil amendment products and branded water remediation technologies. The company follows the Revenue Recognition topic of the ASC.

Revenues from all branded organic soil amendment products and branded water remediation technology sales are recognized when the title to the products is transferred. The company recognizes revenue on products it sells to distributors or end-users when, according to the terms of the sales agreement, delivery has occurred, performance is complete, expected returns can be reasonably estimated and pricing is fixed or determinable at the time of sale. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand.

Accounts Receivable

Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. The company follows the Accounts Receivable topic of the ASC 310.  Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. We currently do not extend credit terms to our customers; therefore, we currently do not have accounts receivable.

Inventory

Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Variances, exclusive of abnormally low volume and operating performance, are capitalized into inventory. Standard cost includes direct labor and raw materials, and manufacturing overhead based on normal capacity. The cost is determined by using the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods.

In accordance with the Inventory topic of the ASC, the company records abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current period charges and allocates fixed production overhead to the costs of conversion based on the normal capacity of the production facilities.

The company establishes allowances for obsolescence of inventory equal to the difference between the cost of inventory (if higher) and the estimated market value, based on assumptions about future demand and market conditions. The company regularly evaluates the adequacy of our inventory obsolescence reserves. If economic and market conditions are different from those anticipated, inventory obsolescence could be materially different from the amounts provided for in the company’s consolidated financial statements. If inventory obsolescence is higher than expected, cost of goods sold will be increased, and inventory, net income, and shareowners’ equity will be reduced.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions and improvements are capitalized; these include all material, labor and engineering costs to design, install or improve the asset and interest costs on construction projects. Such costs are not depreciated until the assets are placed in service. Routine repairs and maintenance are expensed as incurred. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset — weighted-average periods of approximately 25 years for buildings, 10 years for machinery and equipment and five years for software. In compliance with the Property, Plant and Equipment topic of the ASC, long-lived assets are reviewed for impairment whenever in management’s judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows.

Capitalized Software

We capitalize certain computer software costs, after technological feasibility has been established.  These costs are amortized utilizing the straight-line method over the software’s economic life, which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the development of  applications.  For the years ended December 31, 2012 and 2011, no expenditures relating to application development were capitalized by our Company.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2012, we had a net operating loss carry forward of $(30,484,198) and a deferred tax asset of $10,741,981 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $10,741,981.

December 31, 2012
Deferred Tax Asset	10,741,981
Valuation Allowance	(10,741,981)
Deferred Tax Asset (Net)	$ -

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

At December 31, 2012, our assets and liabilities reported at fair value utilizing Level 1 inputs include cash and cash equivalents. For these items, quoted current market prices are readily available. We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

The following table presents information about the Company’s fair value hierarchy for financial assets as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs (Level 2)	Significant	Total
	(Level 1)		Unobservable Inputs
(Level 3)
Cash and Cash Equivalents	$ (3,452)			$ (3,452)
Total	$ (3,452)			$ (3,452)

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

We adopted FASB Codification Topic 718 using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of FASB Codification Topic 718, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of FASB Codification Topic 718. Results from prior periods have not been restated and do not include the impact of FASB Codification Topic 718. For the years ended December 31, 2012 and year ended December 31, 2010, we recognized no stock-based compensation expense under FASB Codification Topic 718 relating to employee and director stock options, restricted stock units or the employee stock purchase plan.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to FASB Codification Topic 718. This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FASB Codification Topic 718. Due to the Company’s historical net operating losses, the Company has not recorded the tax effects of employee stock-based compensation and has no APIC pool. Prior to the adoption of FASB Codification Topic 718, all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. FASB Codification Topic 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of December 31, 2012.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued an amendment to the Balance Sheet topic of the ASC, which requires entities to disclose both gross and net information about both financial instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. Generally Accepted Accounting Principles and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. This standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. Accordingly, the company will adopt this amendment in the first quarter of fiscal year 2014. The company is currently evaluating the impact of adoption on the consolidated financial statements.

In September 2011 and July 2012, the FASB issued amendments to the Intangibles-Goodwill and Other topic of the ASC. Prior to these amendments the company performs a two-step test as outlined by the ASC. Step one of the two-step goodwill and indefinite-lived intangible asset impairment tests is performed by calculating the fair value of the reporting unit or indefinite-lived intangible asset and comparing the fair value with the carrying amount. If the carrying amount of a reporting unit or indefinite-lived intangible asset exceeds its fair value, then the company is required to perform the second step of the impairment test to measure the amount of the impairment loss, if any. Under the amendments, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units and indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any reporting unit or indefinite-lived intangible asset in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Accordingly, the company will adopt this amendment in fiscal year 2013. The amendment is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Accordingly, the company will adopt this amendment in fiscal year 2014. The company is currently evaluating the impact of adoption on the consolidated financial statements.

In June 2011, the FASB issued an amendment to the Comprehensive Income topic of the ASC. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareowners’ equity and requires entities to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to the Comprehensive Income topic of the ASC. This amendment deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB deliberates this aspect of the proposal. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. The guidance, as amended, is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The company adopted this guidance for its annual reporting period ended December 31, 2012.

In May 2011, the FASB issued an amendment to the Fair Value Measurement topic of the ASC that includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The amendment is effective for interim and annual periods beginning after December 15, 2011. The company adopted this guidance for its annual reporting period ended December 31, 2012.

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

4. Going Concern Uncertainty

We have incurred net losses in the years ended December 31, 2012 and year ended December 31, 2011 and we have had working capital deficiencies both periods.

Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company had: (i) a net loss of ($991,860) from operations; (ii) used ($621,406) in cash from operations; (iii) a total shareholders’ deficit of ($4,825,194); and (iv) a total net loss of ($1,109,863) for the year ended December 31, 2012.  Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to begin to generate positive cash flow from operations.

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

5. Income (Loss) Per Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At December 31, 2012 the Company had outstanding common shares of 489,325,638 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at December 31, 2012 were 475,562,568. As of December 31, 2012 the Company had outstanding preferred shares which would have been assumed to be converted and have a dilutive effect of 21,500,000 common shares.  For the years ended, December 31, 2012 and 2011, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in those periods.

6. Property, Plant and Equipment

The principal executive office of the Company is located at 96 Park Street, Montclair, New Jersey 07042 75254. Approximately 1,000 square feet of leased premises are at this location. The rent is approximately $13,000 per year. The lease expires in January 2013.  We also lease 70 acres associated with our production facilities in Castleberry, Alabama.  The rent is approximately $60,000 per year. We had property, plant and equipment, net of depreciation of $366,325 as of December 31, 2012 compared to $302,414 for December 31, 2011 which was due to our leasehold interest and the purchase of equipment for our plant in Alabama used to produce our soil amendment.

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

Capitalized software costs and accumulated amortization were as follows as of December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
Software development costs	$ 116,682	$ 116,682
	(116,682)	(99,184)
Capitalized Software, net	$ 0.00	$ 17,498

8.  Other Intangible Assets

On June 6, 2008, we acquired a mobile water purification plant and computerized ballast water distribution system from Robert Elfstrom. We agreed to purchase these assets in consideration for 1,000,000 shares of the Company’s common stock to be issued as follows: 100,000 shares upon the execution of the Bill of Sale and the remaining balance of shares to be issued in increments of 300,000 shares each time we accumulate net revenues of $2,000,000 from the utilization of the technology. We initially recorded the asset at the fair value of the full 1,000,000 shares at the date of the sale, which was $215,000, and recorded a liability for the remaining 900,000 shares to be issued.  As of December 31, 2012, no revenues had been generated from this technology and thus no additional shares had been issued. We determined that it was more appropriate to reverse the liability for the remaining contingent shares and to reduce the value of the assets to the fair value of the 100,000 shares issued at execution of the agreement, or $21,500.  If and when the remaining shares are issued, they will be recorded as a royalty expense. However, during 2009 a dispute had arisen with Mr. Elfstrom concerning his performance under this arrangement which we felt would directly impact the success of the System.  All unpaid compensation whether in stock or fees has been withheld pending final negotiation with Mr. Elfstrom. We have also made arrangements with a manufacturing/ joint venture partner for the production of our own Mobile PureWater System (“MPWS”) which is now being demonstrated in Nigeria and has been offered to several relief agencies. The next generation of the MPWS has been completed by the same manufacturer and is being test in New Jersey.

9.   Notes Payable to Related Parties

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances were recorded as liabilities on the Company’s balance sheet in previous years. The amounts were loaned to the Company without any formal note agreement and do not bear interest. In December of 2011, we entered into two separate notes with Peter Ubaldi, our CEO, and Joseph Battiato, our Chairman  to formalize the advancements that had been made by the three individuals.  Thus, we entered promissory notes with Mr. Ubaldi for $638,072; Mr. Battiato for $297,746; respectively, which incorporated all previous amounts due to the two individuals from previous advancements, notes payable and in the case of Mr. Ubaldi, amounts accrued for wages and benefits (the “Master Notes”).   The Master Notes bear interest at 10.00% per annum.

10.  Notes Payable

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on September 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of December 31, 2012, $186,266 was outstanding on the loan payable.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer. The note is past due and in default. As of December 31, 2012, $148,402 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000. This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006. The maturity date was extended through December 31, 2007.  The note is past due and in default. As of December 31, 2012, $36,458 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default. As December 31, 2012, $304,600 is outstanding on the loan payable.

In February 2006, we obtained funds under a convertible promissory note with an unaffiliated third party in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate. On January 24, 2011, the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. As of December 31, 2012, $138,946 is outstanding on the loan payable and the note is currently in default.

From time to time a former employee had advanced the company money to fund operations.  As of December 31, 2012, we owe this former employee $54,587 for such advances.  There is no interest associated with these advances.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement. The note is past due and in default. As of December 31, 2012, $12,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matured on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of December 31, 2012, $68,500 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of December 31, 2012, $89,000 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party, of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008. No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of December 31, 2012, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock. The pledged collateral is to be held in escrow until an event of default or payment in full of the loan. This loan is in default and as of December 31, 2012, $149,286 is outstanding.

On September 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note had an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on January 30, 2011. Asher Enterprises had an option to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. Asher Enterprises elected to convert its note into 1,750,958 shares of our common stock pursuant to the terms of the convertible promissory note. These shares were issued on April 18, 2011. As of December 31, 2012, $0 was outstanding.

On October 8, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $25,000. The promissory note had an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on January 30, 2011. Asher Enterprises had an option to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. Asher Enterprises elected to convert its note into 3,015,309 shares of our common stock pursuant to the terms of the convertible promissory note. These shares were issued on April 18, 2011. As of December 31, 2012, $0 was outstanding.

On November 17, 2010, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500 ($25,000 net to the Company after paying $2,500 in finance related charges). The promissory note had an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on January 30, 2011. Asher Enterprises had an option to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. Asher Enterprises elected to convert its note into 3,647,192 shares of our common stock pursuant to the terms of the convertible promissory note. These shares were issued on April 18, 2011. As of December 31, 2012, $0 was outstanding.

On December 15, 2010, we entered into a convertible promissory note for a principal amount of $200,000 with an unaffiliated third party. The promissory note has an interest rate of 8.00% per annum, and matured on August 19, 2011. The note is currently in default. As of December 31, 2012 $232,701 is due and outstanding on the note.

On April 1, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note had an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on January 30, 2011. Asher Enterprises had an option to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $31,225. We made a partial repayment of $4,500 and prepayment penalty of $7,500. This note was converted into 7,413,181 shares of common stock on October 17, 2011. As of December 31, 2012, $0 was outstanding.

On May 3, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $32,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 49.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $31,225. We repaid this note prior to maturity; therefore, we paid a prepayment penalty of $17,532. As of December 31, 2012, $0 was outstanding.

On July 18, 2011, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $27,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on January 30, 2011. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $19,914. As of December 31, 2011 the outstanding balance was $28,323. On January 26, 2012, January 31, 2012 and February 15, 2012, Asher elected to convert this note into 1,904,763, 1,562,500 and

1,081,967 shares of our common stock, respectively, for a total of 4,549,230 shares of our common stock. As of December 31, 2012, $0 was outstanding.

On August 12, 2011, we entered into a promissory note to provided financing up to $1,500,000 with an interest rate of 10% per annum on the outstanding balance, with a due date of August 11, 2014. On August 12, 2011 we received the first advance of $225,000. On August 26, 2011 we received a second advance of $225,000.  On October 21, 2011 we received the final advance of $1,050,000.   On September 31, 2012, the investor advanced an additional $80,000 under the same terms. As of December 31, 2012, the outstanding balance was $1,686,719.

Effective April 16, 2012, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $78,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on January 2, 2013. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $56,845. During the last quarter of 2012, conversions were made on October 17, 2012 and December 5, 2012, of 4,347,826 and 10,714,286 shares of common stock as recorded for the year end December 31, 2012. As of December 31, 2012, $57,796 was outstanding. Subsequent to December 31, 2012, the Note holder elected to convert additional principal and interest and received 10,574,713 shares of the Company’s common stock on January 15, 2013.

On October 15, 2012, RDK Enterprises, LLC, an unaffiliated third party, agreed to fund the company with an initial investment of $50,000 and RDK Enterprises, LLC has agreed to lend additional money to the Company. The Company and RDK Enterprises are still finalizing the terms of the financing agreement which is expected to be completed by the end of the month.  As of December 31, 2012, $50,000 was outstanding.

On December 5, 2012, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $17,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matures on January 2, 2013. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $12,627.  As of December 31, 2012, $17,577 was outstanding.

11. Defaults of Notes Payable

In March 2005, we obtained $134,500 under a financing arrangement bearing interest at 7.00% per annum from entity affiliated with our chief executive officer. The note originally matured on September 28, 2005. The note was amended in January 2006 to incorporate the related accrued interest of $7,375 into the principal of the note and extend the maturity date through April 28, 2006.  The note is uncollateralized and the proceeds were utilized for working capital. The note is past due and in default. As of December 31, 2012, $186,266 was outstanding on the loan payable.

We have a note payable to Monet Acquisition, LLC, an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on April 25, 2010. It is personally guaranteed by our chief executive officer. The note is past due and in default. As of December 31, 2012, $148,402 is outstanding on the loan payable.

In March 2006, we entered into a note payable for $27,000. This note bears interest at a rate of 7.00% per annum and originally matured on May 27, 2006. The maturity date was extended through December 31, 2007.  The note is past due and in default. As of December 31, 2012, $36,458 is outstanding on the loan payable.

On December 1, 2006, we entered into a promissory note with a former director in the amount of $195,000 which bears interest at a fixed rate of 8.00% per annum. The note matured in February of 2007 and is currently in default. As December 31, 2012, $304,600 is outstanding on the loan payable.

In February 2006, we obtained funds under a convertible promissory note with an unaffiliated third party in the amount of $100,000 which bears interest at 10.00% per year. The note matured on February 1, 2007 and is convertible into shares of our common stock at a fixed rate. On January 24, 2011, the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. As of December 31, 2012, $138,946 is outstanding on the loan payable and the note is currently in default.

We entered into a letter agreement with a former employee in March 2007. Per the terms of this agreement, we were to pay the former employee $12,000 in monthly installment payments with the entire balance being fully paid no later than November 15, 2007. There is no interest associated with letter agreement. No payments have been made related to this agreement. The note is past due and in default. As of December 31, 2012, $12,000 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matured on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of December 31, 2012, $68,500 is outstanding on the loan payable.

In February 2008, we entered into a promissory note for $50,000. The note bears interest at a fixed rate of 12.00% per annum and matures on January 31, 2010. On January 24, 2011 the company issued 500,000 shares of its common stock as consideration to extend the note due date to December 31, 2011. The note is convertible at any time to shares of our common stock at a fixed rate. The note is past due and in default. As of December 31, 2012, $89,000 is outstanding on the loan payable.

In September 2008, we entered into a $100,000 settlement agreement with an unaffiliated third party, of which $25,000 was paid in cash and the remaining $75,000 was to be paid by November 21, 2008. No additional payments have been made. The amount is past due and in default. There is no interest rate associated with this settlement agreement. As of December 31, 2012, $75,000 is outstanding on the loan payable.

In February 2009, we entered into a promissory note for $107,500 with an unaffiliated third party. The note bears interest at a rate of 10.00% per annum and matured on January 31, 2010. The note was extended to August 9, 2010. The note is collateralized by our pledge of 2,150,000 shares of our preferred A shares convertible at a 10 to 1 ratio of common stock. The pledged collateral is to be held in escrow until an event of default or payment in full of the loan. This loan is in default and as of December 31, 2012, $149,286 is outstanding.

On December 15, 2010, we entered into a convertible promissory note for a principal amount of $200,000 with an unaffiliated third party. The promissory note has an interest rate of 8.00% per annum, and matured on August 19, 2011. The note is currently in default. As of December 31, 2012 $232,701 is due and outstanding on the note.

12. Credit Union Participations

We no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through our former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, we were to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009. This settlement is secured by a $41,000 judgment.  As of December 31, 2012 payments totaling $9,000 had been made under the settlement agreement. The remaining settlement obligation is past due.

13. Lines of Credit

In November 2003, the Company executed a revolving credit facility in the amount of $10,000,000 with a financial institution that bore interest at a rate of prime plus 2% and matured in November 2004.  The purpose of the credit facility was to provide funding for the purchase of automobile finance installment contracts for sale to banks and credit unions which is no longer our line of business.  There was outstanding balance totaling $344,330 at both December 31, 2012, including interest and the line of credit was in default. We will negotiate revised payment terms and a settlement with the lender as soon we are able to make a firm commitment.

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

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances were recorded as liabilities on the Company’s balance sheet in previous years. The amounts were loaned to the Company without any formal note agreement and do not bear interest. In December of 2011, we entered into three separate notes with Peter Ubaldi, our CEO, and Joseph Battiato, our Chairman, and William Merritt, our Managing Director of Business Development, to formalize the advancements that had been made by Mr. Ubaldi and Mr. Battiato.  Thus, we entered promissory notes with Mr. Ubaldi for $636,526 and Mr. Battiato for $295,678; which incorporated all previous amounts due to them from previous advancements, notes payable and in the case of Mr. Ubaldi, amounts accrued for wages and benefits (the “Master Notes”).   The Master Notes bear interest at 10.00% per annum.  At December 31, 2012, the Master Notes had outstanding balances of $638,072 and $297,746, respectively.

25.  Stock Plans

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

On November 8, 2006, we filed a Non-Statutory Stock Option Plan, or the Plan, with the SEC. This Plan was intended as an employment incentive, to aid in attracting and retaining persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in our development and success. This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of

Section 422 of the Internal Revenue Code of 1986, as amended. There were a total of 15,000,000 shares in the Plan at inception and 14,100,000 shares have been issued from the Plan as of December 31, 2012.

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

For the years ending December 31, 2012 and 2011, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

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

Effective March 29 2012, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $78,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on January 2, 2013. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $56,845. During the last quarter of 2012, conversions were made on October 17, 2012 and December 5, 2012, of 4,347,826 and 10,714,286 shares of common stock as recorded for the year end December 31, 2012. Subsequent to December 31, 2012, the Note holder elected to convert additional principal and interest and received 10,574,713 shares of the Company’s common stock on January 15, 2013.

Subsequent Sales of Unregistered Securities

As noted above, effective March 29, 2012, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $78,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on January 2, 2013. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $56,845. During the last quarter of 2012, conversions were made on October 17, 2012 and December 5, 2012, of 4,347,826 and 10,714,286 shares of common stock as recorded for the year end December 31, 2012. As of December 31, 2012, $57,796 was outstanding. Subsequent to December 31, 2012, the Note holder elected to convert additional principal and interest and received 10,574,713 shares of the Company’s common stock on January 15, 2013.

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

Operating Leases

We currently lease approximately 1,000 sq. ft. of office space located at 96 Park Street, Montclair, New Jersey 07042 for $13,300 per year.  The lease automatically renews every year unless otherwise terminated pursuant to the terms of the lease. We also entered into a short term commercial lease for the 70 acres associated with our production facilities in Castleberry, Alabama, with an option to purchase the real estate. The lease expired on March 1, 2013 but the landlord has agreed to renew the lease for another six months.  The payment to the landlord is $5,000 per month with $3,000 being applied to rent and $2,000 toward the purchase price.  The company is also currently attempting negotiate a finance arrangement to purchase the property which it anticipates closing by the end of the 2013.

Future minimum annual payments expected under the operating leases are as follows:

December 31,	Amount(1)
2013	40,300
Total	40,300

(1)

The amount assumes the company is able to negotiate a finance arrangement and purchase agreement for 70 acres associated with our production facilities in Castleberry, Alabama prior to the expiration of six month extension.  If the company is unable to renew the lease prior to the expiration of the extension, the company will likely extend the lease through the remainder of the year, therefore, the total lease obligations for 2013 would increase by $9,000 for a total of $49,300.

19.  Pension Plans

The Company does not currently provide, administer or manage a 401(K) plan or any other pension plan.

20.  Legal Proceedings

As of December 31, 2012, the Company was a party to the following legal proceedings:

We, through our former wholly owned subsidiary, Autocorp Financial Services, Inc. (“ACFS”) had entered into an auto loan servicing agreement dated January 7, 2003. ACFS and HPCU have disputes over collection of certain auto finance receivables and general performance under the servicing agreement. During 2008, HPCU and the Company entered into a $41,000 settlement agreement. Under the terms of this agreement, we were to pay $5,000 upon signing of the document and make monthly payments of $1,000 through February 2009. A balloon payment of $24,000 was due on March 1, 2009. This settlement is secured by a $41,000 judgment. As of December 31, 2012, payments totaling $9,000 have been made under this settlement agreement.

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

On March 28, 2011 we entered into a settlement agreement, whereby the company would issue 5,000,000 shares of its common stock in settlement of the outstanding balance of $338,459. However if the 5,000,000 shares; when liquidated were not sufficient to cover the outstanding balance then the shortfall would be covered by issuing additional shares of shares of common stock or paid in cash. The shares were issued on April 18, 2011 at a market value of $.02 per share. We booked a reduction in the principal balance of $100,000. Although as of December 31, 2012 the outstanding balance was $0.00, this balance may be adjusted in the future due to the uncertainty of future stock prices and liquidated value of the stock.

In addition to the matter described above, we are involved in various legal actions and claims from time to time, which arise in the normal course of business. In our opinion, the final disposition of these matters will not have a material adverse effect on our financial position or results of operations except as otherwise disclosed in Note 22 below.

21. Subsequent Events (UAUDITED)

Sale of Securities

As noted above, effective March 29, 2012, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $78,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on January 2, 2013. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $56,845. During the last quarter of 2012, conversions were made on October 17, 2012 and December 5, 2012, of 4,347,826 and 10,714,286 shares of common stock as recorded for the year end December 31, 2012. As of December 31, 2012, $57,796 was outstanding. Subsequent to December 31, 2012, the Note holder elected to convert additional principal and interest and received 10,574,713 shares of the Company’s common stock on January 15, 2013.

Legal Proceeding with Asher Enterprises, Inc.

In January of 2013, a dispute arose between the Company and Asher Enterprises, Inc. (“Asher”) concerning the conversion rights for the settlement of the Promissory Note dated March 29, 2012 in the amount of $78,500.  After the last conversion to common stock exercised by Asher on January 15, 2013 it was acknowledged by Asher that the balance on the Note dated March 29, 2012 owed by the Company was $44,300.00. Under their conversion rights, Asher had taken almost all the available authorized common stock of the Company which was 25,636,825 shares.

When the original Note was entered into and before it was funded, Asher was made aware by management and in writing by the Company’s Transfer Agent that the existing authorized but unissued shares was all the common stock available to settle this Note when it became due.  The Company’s management made it clear that they would not seek shareholder approval to increase the number of shares authorized to re-pay this obligation.

Asher has sued the Company along with our President and CEO and Joseph Battiato, our Chairman, as individuals, in an attempt to force Ubaldi and Battiato to ask the stockholders to increase the authorized common stock. Ubaldi and Battiato believe that Asher systematically, unethically and illegally undertook activities to devalue the Company’s common stock in order to acquire an inordinate number of shares and profit by dumping the Company’s stock in the market.  Furthermore, by knowingly going forward with the funding of the Note, the Company believes that Asher had given up the right to seek additional shares which were not available. The Company has filed an answer to the lawsuit and plans to vigorously pursue this matter in court, in addition to filing complaints with FINRA and the SEC.  While we are unable to determine if the case will have a favorable outcome, management believes that the financial impact will be minimal as the amount owed is nominal; however, no assurance can be given that such would be the case.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2012 was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

(b)

Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including our of our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO

Based on our evaluation under the Internal Control-Integrated Framework, our chief executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2012.

(c)

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Members of the Board of Directors are elected to serve until the next annual meeting or until their successor is elected and qualified. As of April 15, 2013, the date of the next annual meeting has not been selected. If and when the 2013 Annual Meeting of Shareholders is held, the newly elected Directors will hold a regular annual meeting of the Board of Directors to select its executive officers. If a regular meeting is not held, the Directors will sign a unanimous consent in lieu of holding the meeting and will re-elect certain current officers and add new officers and directors for the coming year as needed.

Our Directors

The Executive Officers and Directors of the Company as of April 15, 2013 are:

NAME

AGE

POSITION

DIRECTOR SINCE

Peter Ubaldi

66

Chief Executive Officer

2004

President, Principal Accounting

Officer and Director

Joseph Battiato

55

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

Corporate Governance

Director Attendance at Meetings of the Board of Directors

Our Board of Directors held 3 meetings during the fiscal year ended December 31, 2012. Each of our incumbent directors attended at least 75.0% of the aggregate total number of meetings of our Board of Directors held during the period for which he served as a director.

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

In addition the Board reviews risks related to our financial reporting. The Board meets with d with representatives of our independent registered public accounting firm from time to time to discuss and assess the risks related to our internal controls. Additionally, material violations of our Code of Ethics and related corporate policies are reported to our Board of Directors.

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

Compensation of Independent Directors

We currently do not have any independent directors, as such no compensation was paid for the fiscal 2012 and 2011 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (10% owners) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. During preparation of this filing, we discovered that the reports required by Section 16(a) were not filed in connection with the securities issuances to our officers and directors during fiscal year 2012.

Item 11. Executive Compensation.

The following table sets forth, for each of the last three fiscal years, compensation paid by the Company in common stock for its Chief Executive Officer and President. We had no other executive officers during the year 2010 to 2012.

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensations Earnings ($)	All Other Compensation ($)	Total ($)
Peter Ubaldi (1) :
CEO & President	2012	250,000	−	−	−	−	−	−	250,000
CEO & President	2011	250,000	−	−	−	−	−	−	250,000
CFO & President	2010	250,000	−	−	−	−	−	−	250,000

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

Fiscal Year 2012 and 2011 Executive Compensation

Summary of Fiscal Year 2012 and 2011 Compensation Decisions

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of December 31, 2012, concerning the beneficial ownership of Common Stock by all Directors and nominees, officers, all Directors and officers of the Company, as a group, and each person who beneficially owns more than 5% of the 489,325,637 outstanding shares of Common Stock, $.001 par value. Unless otherwise indicated, each person named has sole voting and investment power over the shares indicated;

Name of Beneficial Owner (1)	Number of Shares	Percent of Class(2)
AutoCorp Acquisition Partners (1)	15,990,202	3.3%

Peter Ubaldi, CEO and Director (1)	30,638,850	6.3%
Smith Street Holdings/J.Battiato	20,848,902	4.0%

All directors and officers as a group (2 persons) (1)	67,477,954	14.0%

______________

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

Transactions with Related Persons

For the years ended December 31, 2012 and 2011, the company had the transactions which involved related persons:

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

From time to time certain employees and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances were recorded as liabilities on the Company’s balance sheet in previous years. The amounts were loaned to the Company without any formal note agreement and do not bear interest. In December of 2011, we entered into three separate notes with Peter Ubaldi, our CEO, and Joseph Battiato, our Chairman, and William Merritt, our Managing Director of Business Development, to formalize the advancements that had been made by Mr. Ubaldi and Mr. Battiato.  Thus, we entered promissory notes with Mr. Ubaldi for $636,526 and Mr. Battiato for

$295,678; which incorporated all previous amounts due to them from previous advancements, notes payable and in the case of Mr. Ubaldi, amounts accrued for wages and benefits (the “Master Notes”).   The Master Notes bear interest at 10.00% per annum.  At December 31, 2012, the Master Notes had outstanding balances of $638,072 and $297,746, respectively.

Item 14. Principal Accountants Fees and Services

W.T. Uniack & Co, CPA’s, P.C. has served as our independent registered public accounting firm since October 26, 2009 and audited our financial statements for the period for the year ended December 31, 2012 and December 31, 2011.

The following table lists the fees for services billed by our independent registered public accounting firm in 2012 and 2011:

Services:	2012	2011
Audit Fees (1)	$ 24,000	$ 24,000
Audit Related Fees (2)	-	-
Tax Fees (3)	985	985
Total	$ 24,985	$ 24,985

(1)

Audit fees billed in 2012 and 2011 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.
(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by W.T. Uniack & Co, CPA’s, P.C. for the year ended December 31, 2012 and 2011 were pre-approved in accordance with the policies and procedures described above.

Auditor Independence

The Board of Directors has considered whether the provision of the above noted services is compatible with maintaining our independent registered public accounting firm’s independence and has concluded that the provision of such services has not adversely affected the independent registered public accounting firm’s independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting of stockholders.

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

In this context, the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2012 and December 31, 2011 with management and the independent registered public accounting firm. The Board of Directors has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Board of Directors has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and it has discussed their independence with us.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montclair, State of New Jersey on the 18th day of April 2013.

Homeland Security Network, Inc.
Registrant

/ s/ PETER UBALDI
Peter Ubaldi
President and Chief Executive Officer Principal Financial Officer

Dated: April 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Peter Ubaldi Peter Ubaldi	Chief Executive Officer & Director and President	April 18, 2013

/s/ Joseph Battiato	Director and Chairman	April 18, 2013
Joseph Battiato

Exhibit Index

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Exhibit Description
2.1	Acquisition Agreement (included as Exhibit 2.1 to our Current Report on Form 8-K filed August 31, 1993 and incorporated herein by reference).
3.1	Amendments of Articles of Incorporation (included as Exhibit C to our Form 14C DEF filed February 7, 2006 and incorporated herein by reference ).
3.2	Amendment of Articles of Incorporation (included as Exhibit 3.1 to our Current Report on Form 8-K filed November 3, 2009 and incorporated herein by reference).
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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