Form 10-Q
period 2013-03-31
Global Ecology Corp
filed 2013-05-20
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

                            ☐ Yes ☑ No

    As of May 20, 2013 there were 499,900,350 shares of common stock of Global Ecology Corporation outstanding.

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

We have reviewed the accompanying balance sheet of Global Ecology Corporation f/k/a Homeland Security, Inc. as of March 31, 2013 and the related statements of operations and cash flows for the three month periods ended March 31, 2013. These financial statements are the responsibility of the Company’s management.

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

/S/ W.T. Uniack

W.T. UNIACK & CO, CPA’s, P.C.

May 20, 2013

Woodstock, Georgia

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Balance Sheet
as of
	Un-Audited
	March 31,	December 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$ 2,672	$ (3,452)
Accounts receivable – trade	7,893	-
Inventories	34,244	37,403
Total current assets	44,809	33,951

Property, plant and equipment, net of accumulated depreciation	316,715	366,325
Capitalized software, net of accumulated amortization	-	-
Other intangible assets	21,500	21,500
Deposits	15,000	15,000
Investment in joint venture	780,000	780,000
Reserve for impairment of Investment in joint venture	(780,000)	(780,000)
Total Assets	$ 398,024	$ 436,776

Liabilities and Shareholders' Deficit
Accounts payable and accrued liabilities	$ 1,182,104	$ 1,081,452
Accounts payable and accrued liabilities to related parties	460,724	368,530
Notes payable and advances related parties	844,641	848,941
Notes payable	1,503,847	1,463,047
Total current liabilities	3,991,317	3,761,970

Long term notes payable, net of current portion	1,500,000	1,500,000
Total Liabilities	5,491,317	5,261,970

Shareholders' Deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,150,000 issued and outstanding	2,150	2,150
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, par value $.001; 500,000,000 shares authorized, 499,900,350 and 489,325,638 shares issued and outstanding, respectively	499,901	489,326
Additional paid-in-capital	26,738,835	26,740,210
Accumulated deficit	(31,871,359)	(31,594,061)
Less treasury at cost, 1,817,000 shares	(462,819)	(462,819)
Total shareholders’ deficit	(5,093,292)	(4,825,194)
Total liabilities and shareholders’ deficit	$ 398,024	$ 436,776

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statement of Operations
for the Three Months Ended March 31,
Un-Audited
	2013	2012

Sales	$ 7,838	$ -
Cost of Goods Sold	7,445	-
Gross Profit	393	-

General And Administrative	176,373	313,164
Net Profit / (Loss) From Operations	(175,980)	(313,164)

Other Income / (expense)	(13,193)	197,369
Impairment Expense	-	-
Interest Expense	(88,125)	(90,989)
Net Profit / (Loss) Before Income Taxes	(277,298)	(206,784)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (277,298)	$ (206,784)

Per Share Information:
Basic and diluted weighted average number of common shares outstanding	508,830,109	472,678,201

Net Profit / (Loss) per common share	(0.00)	(0.00)

Per Share Information:
Diluted, weighted average number
of common shares outstanding	508,830,109	472,678,201

Diluted, Net Profit / (Loss) per common share	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements.

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31,
Un-Audited

	2013	2012
Cash flows from operating activities:
Net loss	$ (277,298)	$ (206,784)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	15,417	31,302
Common stock issued for services and compensation	-	-
Beneficial conversion expense	-	-
Reserve for asset impairment	-	-
Gain on cancellation of debt	-	(198,133)
Changes in:
Inventory	3,159	(42,693)
Accounts receivable	(7,893)
Other assets	-	-
Accounts payable and other accrued expenses (net of settlements)	246,970	169,565
Net cash provided (used) in operating activities	(19,645)	(246,743)

Cash flows from investing activities:
Purchases of property and equipment	(10,731)	(98,794)
Net cash used in investing activities	(10,731)	(98,794)

Cash flows from financing activities:
Borrowing (repayment) under line of credit
Repurchase Treasury Stock	-	(11,880)
Proceeds / (repayment) from notes payable	40,800	(33,000)
Advances / (repayment) - related parties	(4,300)	(47,000)
Net cash provided by financing activities	36,500	(91,880)

Net increase (decrease) in cash	6,124	(437,417)
Cash beginning of the period	(3,452)	547,923
Cash end of the period	$ 2,672	$ 110,506

Supplemental information
Interest paid	-	4,000
Stock issued for Debt settlement	9,200	27,500

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

As a result, on May 25, 2011, we executed letters of intent with the Town of Castleberry, the Town of For Deposit and the City of White Hall, which are located in the State of Alabama for the development of locations in each of the three cities for the accumulation of certain organic waste which will be used in the production of our natural fertilizer/soil additive and allow for the expansion of the market where we can sell our soil and water remediation technologies. On October 25, 2011, we received the last tranche of the funding necessary to begin the construction process on its first domestic organic soil amendment site in Castleberry, Alabama. The location, which encompasses nearly 70 acres, will be one of the largest of its kind in the U.S.  Though our wholly-owned subsidiary GEC Organics Corporation, we began to produce our proprietary compost product at our 70-acre facility located in the Town of Castleberry in January 2012.  Our proprietary compost product is designed to greatly enhance crop yield and turf growth while continuing to maintain soil integrity. The highly nutritious compost is made from chicken waste blended with green waste and enhanced with GEC's licensed microbial formula.  When fully operational, the Castleberry, Alabama site will be able to produce up to 20,000 tons of OAS1000 solid compost and in excess of 10,000 gallons of OSA101 liquid compost each month.  As of March 31, 2013, we had begun limited production, marketing and sale of our organic soil amendment.  While, we have now begun limited production and marketing of our organic soil product, we can provide no assurance that the product will be widely accepted by our targeted consumers in order for us recognize a return on our investment.

GEC Africa

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the “JV Company”) with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile PureWater System (“MPWS”) and our ionized mineral solution, IMS1000. Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories. As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000. The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide. There will be minimum sales volume requirements for the continuation of the relationship. We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all. As of March 31, 2013 there has been no activity to report.

We continue to develop our relationships in South Africa through our subsidiary GEC Africa which is a joint partnership with Isongo. Representatives of our company demonstrated our MPWS in real time as it produced potable water from several contaminated sources. These demonstrations were performed in the most challenging conditions where rivers look like dark chocolate and E. coli, streptococcus, and other dangerous pathogens are abundant. Our group met with government officials from municipalities and water processing facilities including, The Department of Water Affairs and The South African Bureau of Standards, which has now agreed to accelerate the registration process for our licensed, proprietary formula, IMS1000. Many public and private entities in Africa are seeking ways to provide safe water without the use of chlorine and our IMS1000 solution will help to accomplish this goal. We also had discussions with two municipalities for the use of our bio-remediation technology for the processing of bio-solids from their waste water treatment facilities. Additional uses of IMS1000 such as the de-contamination of large bodies of water, vegetable washes, poultry processing plants, and mining water reclamation are currently under discussion. GEC Africa has now engaged several distributors to market our products and services throughout the continent. This distribution channel under the supervision of GEC Africa is expected to accelerate the development of our coverage and produce sustainable revenue.  As of March 31, 2013 there has been no activity to report.

Clean Tower Technologies, Inc.

In January of 2011, we formed a wholly subsidiary, CleanTower Technologies, Inc., for the purpose of developing a market for our licensed environmentally safe chemical IMS1000. The solution is produced under a private label arrangement with our Canadian supplier, EnvirEau Technologies, Inc. This new company will eventually include a number of affiliates with industry experience to help us build the operation. As of March 31, 2013 there has been no activity to report.

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

Going Concern

We have incurred operating losses for the three months ended March 31, 2013 and 2012 of ($277,298) and ($206,784), respectively, and an operating loss of ($991,860) for the year just ended December 31, 2012. We also had working capital deficiencies in both periods. Our financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

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

2. Basis of Presentation

The financial information presented in this report comprises the unaudited financial statements for the three months ended March 31, 2013 and 2012.

We, without audit, have prepared the accompanying interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 18, 2013.

In the opinion of our management, the financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of our Company for the periods presented. The results of operations for the period ended March 31, 2013 are not necessarily indicative of operating results expected for the full year or future interim periods.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions and improvements are capitalized; these include all material, labor and engineering costs to design, install or improve the asset and interest costs on construction projects. Such costs are not depreciated until the assets are placed in service. Routine repairs and maintenance are expensed as incurred. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset — weighted-average periods of approximately 25 years for buildings, 10 years for machinery and equipment and five years for software. In compliance with the Property, Plant and Equipment topic of the ASC, long-lived assets are reviewed for impairment whenever in management’s judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows.

Capitalized Software

We capitalize certain computer software costs, after technological feasibility has been established.  These costs are amortized utilizing the straight-line method over the software’s economic life, which has been estimated at five years.  Development costs of the software are accounted for in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 permits capitalization of software costs if they are expenditures related to the applications development.   In the past, and prospectively, the Company has and will capitalize expenditures directly related to the development of  applications.  For the three months ended March 31, 2013 and 2012, no expenditures relating to application development were capitalized by our Company.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of March 31, 2013, we had a net operating loss carry forward of $(31,925,483) and a deferred tax asset of $10,741,981 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $10,741,981.

March 31, 2013
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

At March 31, 2013, our assets and liabilities reported at fair value utilizing Level 1 inputs include cash and cash equivalents. For these items, quoted current market prices are readily available. We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

The following table presents information about the Company’s fair value hierarchy for financial assets as of March 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$ 2,672	-	-	$ 2,672
Total assets	$ 2,672	-	-	$ 2,672

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to FASB Codification Topic 718. This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FASB Codification Topic 718. Due to the Company’s historical net operating losses, the Company has not recorded the tax effects of employee stock-based compensation and has no APIC pool. Prior to the adoption of FASB Codification Topic 718, all tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. FASB Codification Topic 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits as of March 31, 2013.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued an amendment to the Balance Sheet topic of the ASC, which requires entities to disclose both gross and net information about both financial instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of Generally Accepted Accounting Principles in the United States (“GAAP”) and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. This standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. Accordingly, the company will adopt this amendment in the first quarter of fiscal year 2014. The company is currently evaluating the impact of adoption on the consolidated financial statements.

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

4. Going Concern Uncertainty

We have incurred operating losses for the three months ended March 31, 2013 and 2012 of ($277,298) and ($206,784), respectively, and an operating loss of ($991,860) for the year just ended December 31, 2012. We also had working capital deficiencies in both periods.

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

5. Income (Loss) Per Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common stock shares outstanding. At March 31, 2013 the Company had outstanding common stock shares of 499,900,350 used in the calculation of basic earnings per share. Basic Weighted average common stock shares and equivalents at March 31, 2013 and 2012 were 508,830,109 and 472,678,201, respectively. As of March 31, 2013 and 2012 the Company had outstanding preferred shares which would have been assumed to be converted and have a dilutive effect of 21,500,000 shares on our common stock. For the three months ended, March 31, 2013 and 2012, all of the Company's shares of common stock equivalents were excluded from the calculation of diluted loss per common stock share because they were anti-dilutive, due to the Company's net loss in those periods.

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

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

7 to 10 years

The principal executive office of the Company is located at 96 Park Street, Montclair, New Jersey 07042 75254. Approximately 1,000 square feet of leased premises are at this location. The rent is approximately $13,000 per year. The lease expires in January 2013.  We also lease 70 acres associated with our production facilities in Castleberry, Alabama.  The rent is approximately $60,000 per year. We had property, plant and equipment, net of depreciation of $316,715 for the three months ended March 31, 2013, compared to $366,325 as of December 31, 2012 which was due to our leasehold interest and the purchase of equipment for our plant in Alabama used to produce our soil amendment.

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

Capitalized software costs and accumulated amortization were as follows as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Software development costs	$ 116,682	$ 116,682
	(116,682)	(116,682)
Capitalized Software, net	$ 0.00	$ 0.00

8. Other Intangible Assets

On June 6, 2008, we acquired a mobile water purification plant and computerized ballast water distribution system from Robert Elfstrom. We agreed to purchase these assets in consideration for 1,000,000 shares of the Company’s common stock to be issued as follows: 100,000 shares upon the execution of the Bill of Sale and the remaining balance of shares to be issued in increments of 300,000 shares each time we accumulate net revenues of $2,000,000 from the utilization of the technology. We initially recorded the asset at the fair value of the full 1,000,000 shares at the date of the sale, which was $215,000, and recorded a liability for the remaining 900,000 shares to be issued.  As of March 31, 2013, no revenues had been generated from this technology and thus no additional shares had been issued. We determined that it was more appropriate to reverse the liability for the remaining contingent shares and to reduce the value of the assets to the fair value of the 100,000 shares issued at execution of the agreement, or $21,500.  If and when the remaining shares are issued, they will be recorded as a royalty expense. However, during 2009 a dispute had arisen with Mr. Elfstrom concerning his performance under this arrangement which we felt would directly impact the success of the System.  All unpaid compensation whether in stock or fees has been withheld pending final negotiation with Mr. Elfstrom. We have also made arrangements with a manufacturing/ joint venture partner for the production of our own Mobile PureWater System (“MPWS”) which is now being demonstrated in Nigeria and has been offered to several relief agencies. The next generation of the MPWS has been completed by the same manufacturer and is being test in New Jersey.

9. Investment in Joint Venture and Other

In March 2008, we entered into a joint venture agreement with Huma-Clean, LLC of Houston Texas. Under the terms of the agreement, the funding for the venture was $800,000, which was advanced in several installments by us. This funding is in the form of a loan that will be repaid out of the initial proceeds of the venture. Any income or loss generated by the joint venture is to be allocated 50% to us and 50% to Huma-Clean, LLC. As of March 31, 2013 we have advanced $780,000 under this agreement, which has been recorded on a cost basis. The investment has not been recorded on an equity method basis because of our inability to exercise significant influence over the venture. Management feels that there is a high degree of uncertainty regarding the collectability of this asset; therefore they have decided to reserve $780,000 for potential impairment of the asset. As of March 31, 2013 the net carrying value of this asset is $0.

10.   Notes Payable to Related Parties

From time to time certain directors and/or officers advance funds to the Company in order for the Company to meet its operating needs or make payments directly on the Company’s behalf. Such advances were recorded as liabilities on the Company’s balance sheet in previous years. The amounts were loaned to the Company without any formal note agreement and did not bear interest. In December of 2011, we entered into master note agreements with the following individuals to consolidate the advances made by them and to formalize our arrangement with them.

Related Party Notes Payable as of March 31, 2013:

Note Holder	Principal Amount	Date of Note	Interest Rate	Default Interest Rate	Current Amount Due	Maturity Date	Note is in Default (Yes or No)	Convertible & Beneficial Conversion
Peter Ubaldi, CEO	$634,026	12/31/2013	10.00%	—	$648,785	none	No	none
Joseph Battiato, Director	$270,678	12/31/2011	10.00%	—	$304,513	none	No	none

11.  Notes Payable

Notes Payable as of March 31, 2013:

Note Holder	Principal Amount	Date of Note	Interest Rate	Default Interest Rate	Current Amount Due	Maturity Date	Note Default	Convertible	Beneficial Conversion
Riverside Corporation	$134,500	3/1/2005	7.00%	—	$188,749	4/28/2006	Yes	No	—
Un-affiliated 3rd party	$100,000	2/1/2006	10.00%	—	$141,446	12/31/2011	Yes	Yes	—
Un-affiliated 3rd party	$27,000	3/1/2006	7.00%	—	$36,931	12/31/2007	Yes	No	—
Former employee	$195,000	12/1/2006	8.00%	—	$308,500	2/1/2007	Yes	No	—
Former employee (advance)	$54,587	—	—%	—	$54,587	N/A	No	No	—
Former employee	$12,000	3/1/2007	0.00%	—	$12,000	11/15/2007	Yes	No	—
Monet Acquisition	$95,000	5/1/2007	10.00%	—	$150,777	4/25/2010	Yes	No	—
Un-affiliated 3rd party	$50,000	2/8/2008	12.00%	—	$70,000	12/31/2011	Yes	Common Stock at $.10	—
Un-affiliated 3rd party	$50,000	2/8/2008	12.00%	—	$90,500	12/31/2011	Yes	Common Stock at $.10	—
Un-affiliated 3rd party (settlement)	$100,000	9/1/2008	—%	—	$75,000	9/1/2008	Yes	No	—
Financial Indemnity Insurance	$107,500	2/1/2009	10.00%	—	$151,973	8/9/2010	Yes	2,150,000 shares of Series A Preferred Stock held as collateral	—

Notes Payable as of March 31, 2013 (Continued):

Note Holder	Principal Amount	Date of Note	Interest Rate	Default Interest Rate	Current Amount Due	Maturity Date	Note Default	Convertible	Beneficial Conversion
Un-affiliated 3rd party	$33,000	10/26/2009	8.00%	—	$42,730	N/A	Yes	No	—
Asher Enterprises, Inc.	$27,500	9/17/2010	8.00%	22.00%	—	6/20/2011	Converted	Converted into 1,750,958 shares of Common Stock	42% discount to market price
Asher Enterprises, Inc.	$25,000	10/8/2010	8.00%	22.00%	—	7/8/2011	Converted	Converted into 3,015,309 shares of Common Stock	49% discount to market price
Asher Enterprises, Inc.	$27,500	11/17/2010	8.00%	22.00%	—	8/17/2011	Converted	Converted into 3,647,192 shares of Common Stock	49% discount to market price
Un-affiliated 3rd party	$200,000	12/15/2010	8.00%	—	$236,701	8/19/2011	Yes	Common Stock	20% discount to market price
Asher Enterprises, Inc.	$32,500	4/1/2011	8.00%	22.00%	—	1/2/2012	Converted	Converted into 7,413,181 shares of Common Stock	49% discount to market price
Asher Enterprises, Inc.	$32,500	5/3/2011	8.00%	22.00%	—	2/3/2012	N/A	Prepaid Note	49% discount to market price
Asher Enterprises, Inc.	$27,500	7/18/2011	8.00%	22.00%	—	4/18/2012	Converted	Converted into 4,549,230 shares of Common Stock	49% discount to market price
Un-affiliated 3rd party	$1,500,000	8/12/2011	8.00%	22.00%	$1,724,219	8/11/2014	No	Common Stock at $1.00	—
Asher Enterprises, Inc.	$78,500	4/16/2012	8.00%	22.00%	$49,482	1/16/2013	Yes*	Converted into 10,574,713 shares of Common Stock	42% discount to market price
RDK Enterprises, Inc.	$50,000	9/30/2012	8.00%	22.00%	$52,500	9/30/2011	No	Common Stock	30% discount to market price
Un-affiliated 3rd party (advance)	$80,000	9/31/2012	—%	—	$80,000	TBD	No	TBD	—
Asher Enterprises, Inc.	$17,500	12/5/2012	8.00%	22.00%	$17,850	9/5/2013	No	Common Stock	42% discount to market price
RDK Enterprises, Inc. (advance)	$27,500	1/22/2013	—%	—	$27,500	TBD	No	TBD	—
Un-affiliated 3rd party (advance)	$20,000	3/5/2013	—%	—	$20,000	TBD	TBD	TBD	—
TOTAL					$3,531,446

12.  Defaults of Notes Payable

Defaults of Notes Payable as of March 31, 2013:

Note Holder	Principal Amount	Date of Note	Interest Rate	Default Interest Rate	Current Amount Due	Maturity Date	Note Default	Convertible	Beneficial Conversion
Riverside Corporation	$134,500	3/1/2005	7.00%	—	$188,749	4/28/2006	Yes	No	—
Un-affiliated 3rd party3rd party	$100,000	2/1/2006	10.00%	—	$141,446	12/31/2011	Yes	Yes	—
Un-affiliated 3rd party	$27,000	3/1/2006	7.00%	—	$36,931	12/31/2007	Yes	No	—
Former employee	$195,000	12/1/2006	8.00%	—	$308,500	2/1/2007	Yes	No	—
Former employee	$12,000	3/1/2007	0.00%	—	$12,000	11/15/2007	Yes	No	—
Monet Acquisition	$95,000	5/1/2007	10.00%	—	$150,777	4/25/2010	Yes	No	—
Un-affiliated 3rd party	$50,000	2/8/2008	12.00%	—	$70,000	12/31/2011	Yes	Common Stock at $.10	—
Un-affiliated 3rd party	$50,000	2/8/2008	12.00%	—	$90,500	12/31/2011	Yes	Common Stock at $.10	—
Un-affiliated 3rd party (settlement)	$100,000	9/1/2008	—%	—	$75,000	9/1/2008	Yes	No	—
Financial Indemnity Insurance	$107,500	2/1/2009	10.00%	—	$151,973	8/9/2010	Yes	2,150,000 shares of Series A Preferred Stock held as collateral	—
Un-affiliated 3rd party	$33,000	10/26/2009	8.00%	—	$42,730	N/A	Yes	No	—
Un-affiliated 3rd party	$200,000	12/15/2010	8.00%	—	$236,701	8/19/2011	Yes	Common Stock	20% discount to market price
Asher Enterprises, Inc.	$78,500	4/16/2012	8.00%	22.00%	$49,482	1/16/2013	Yes*	Converted into 10,574,713 shares of Common Stock	42% discount to market price
TOTAL				$1,554,789

13. Credit Union Participations

We no longer services automobile finance receivables. However, there was one remaining credit union relationship (Houston Postal Credit Union/Plus4 Credit Union) through our former wholly owned subsidiary, Autocorp Financial Services, Inc., which resulted in a dispute over amounts due on the collection of auto finance contracts.  During January 2008, the Company arrived at a $41,000 settlement with this credit union.  Per the terms of this agreement, we were to make an initial payment of $5,000, payments of $1,000 per month through February 2009 and a balloon payment of $24,000 at March 1, 2009. This settlement is secured by a $41,000 judgment.  As of March 31, 2013, payments totaling $9,000 had been made under the settlement agreement. The remaining settlement obligation is past due.

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

On November 23, 2011, we issued 10,000,000 shares of common stock to our Chairman, Mr. Battiato, in consideration for the reduction in the principal balance of a promissory note he has with the company.

Related Party Notes Payable as of March 31, 2013:

Note Holder	Principal Amount	Date of Note	Interest Rate	Default Interest Rate	Current Amount Due	Maturity Date	Note is in Default (Yes or No)	Convertible & Beneficial Conversion
Peter Ubaldi, CEO	$634,026	12/31/2013	10.00%	—	$648,785	none	No	none
Joseph Battiato, Director	$270,678	12/31/2011	10.00%	—	$304,513	none	No	none

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

On November 8, 2006, we filed a Non-Statutory Stock Option Plan, or the Plan, with the SEC. This Plan was intended as an employment incentive, to aid in attracting and retaining persons of experience and ability and whose services are considered valuable to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in our development and success. This Plan provides for the issuance of non-statutory stock options which are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. There were a total of 15,000,000 shares in the Plan at inception and 14,100,000 shares have been issued from the Plan as of March 31, 2013.

17. Stock Transactions

For the three months ended March 31, 2012, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

On April 16, 2012, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $78,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on January 2, 2013. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $56,845. During the last quarter of 2012, conversions were made on October 17, 2012 and December 5, 2012, of 4,347,826 and 10,714,286 shares of common stock as recorded for the year end December 31, 2012. The Note holder elected to convert additional principal and interest and received 10,574,713 shares of the Company’s common stock on January 15, 2013.

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

On January 1, 2010, we entered into a twelve month consulting agreement with Advent Consulting Group, LLC to provide accounting services for a monthly retainer fee of $5,000, which may be paid in cash or company stock. In addition, we agreed to pay an upfront cash retainer fee of $3,000. This agreement was subsequently renewed on January 1, 2011 for an additional one-year term.  We are currently negotiating a new contract for 2013.

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

20.  Legal Proceedings

As of March 31, 2013, the Company is presently a party to legal proceeding as follows:

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

Cautionary Statement Regarding Forward Looking Statements

Certain of the statements contained in this Form 10-Q for the three months ended March 31, 2013 should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of our Company with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases.  From time to time,

We may also provide forward-looking statements in other materials and releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in our previous Annual Report on Form 10-K, quarterly reports filed on Form10-Q and current reports on Form 8-K filed with the SEC.

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

As a result, on May 25, 2011, we executed letters of intent with the Town of Castleberry, the Town of For Deposit and the City of White Hall, which are located in the State of Alabama for the development of locations in each of the three cities for the accumulation of certain organic waste which will be used in the production of our natural fertilizer/soil additive and allow for the expansion of the market where we can sell our soil and water remediation technologies. On October 25, 2011, we received the last tranche of the funding necessary to begin the construction process on its first domestic organic soil amendment site in Castleberry, Alabama. The location, which encompasses nearly 70 acres, will be one of the largest of its kind in the U.S.  Though our wholly-owned subsidiary GEC Organics Corporation, we began to produce our proprietary compost product at our 70-acre facility located in the Town of Castleberry in January 2012.  Our proprietary compost product is designed to greatly enhance crop yield and turf growth while continuing to maintain soil integrity. The highly nutritious compost is made from chicken waste blended with green waste and enhanced with GEC's licensed microbial formula.  When fully operational, the Castleberry, Alabama site will be able to produce up to 20,000 tons of OAS1000 solid compost and in excess of 10,000 gallons of OSA101 liquid compost each month.  As of March 31, 2013, we had begun limited production, marketing and sale of our organic soil amendment.  While, we have now begun limited production and marketing of our organic soil product, we can provide no assurance that the product will be widely accepted by our targeted consumers in order for us recognize a return on our investment.

GEC Africa

In December 2010, we executed a Joint Venture Agreement with Isongo Water (Pty), Ltd., of Pietermartizburg South Africa (“Isongo”), whereby we have agreed to form a subsidiary company to be named GEC Africa (the “JV Company”) with Isongo, which will be jointly owned 50% by each company. The JV Company will pursue business interests throughout South Africa and neighboring countries that will initially commence with the sale of our Mobile PureWater System (“MPWS”) and our ionized mineral solution, IMS1000. Based on the success of the venture we intend to later incorporate the sale of our other proprietary and licensed technologies through the JV Company in certain African territories. As part of joint venture relationship, Isongo will be granted an exclusive license for the sole benefit of GEC Africa for the sale and distribution of the MPWS and the IMS1000. The intention of the parties is for GEC Africa to have its own local manufacturing facility for the MPWS and its solution, which Isongo has the capability to provide. There will be minimum sales volume requirements for the continuation of the relationship. We can provide no assurances that the joint venture relationship with Isongo will be successful or be able to generate significant revenue, if at all. As of March 31, 2013 there has been no activity to report.

We continue to develop our relationships in South Africa through our subsidiary GEC Africa which is a joint partnership with Isongo. Representatives of our company demonstrated our MPWS in real time as it produced potable water from several contaminated sources. These demonstrations were performed in the most challenging conditions where rivers look like dark chocolate and E. coli, streptococcus, and other dangerous pathogens are abundant. Our group met with government officials from municipalities and water processing facilities including, The Department of Water Affairs and The South African Bureau of Standards, which has now agreed to accelerate the registration process for our licensed, proprietary formula, IMS1000. Many public and private entities in Africa are seeking ways to provide safe water without the use of chlorine and our IMS1000 solution will help to accomplish this goal. We also had discussions with two municipalities for the use of our bio-remediation technology for the processing of bio-solids from their waste water treatment facilities. Additional uses of IMS1000 such as the de-contamination of large bodies of water, vegetable washes, poultry processing plants, and mining water reclamation are currently under discussion. GEC Africa has now engaged several distributors to market our products and services throughout the continent. This distribution channel under the supervision of GEC Africa is expected to accelerate the development of our coverage and produce sustainable revenue.  As of March 31, 2013 there has been no activity to report.

Clean Tower Technologies, Inc.

In January of 2011, we formed a wholly subsidiary, CleanTower Technologies, Inc., for the purpose of developing a market for our licensed environmentally safe chemical IMS1000. The solution is produced under a private label arrangement with our Canadian supplier, EnvirEau Technologies, Inc. This new company will eventually include a number of affiliates with industry experience to help us build the operation. As of March 31, 2013 there has been no activity to report.

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

Going Concern

We have incurred operating losses for the three months ended March 31, 2013 and 2012 of ($277,298) and ($206,784), respectively, and an operating loss of ($991,860) for the year just ended December 31, 2012. We also had working capital deficiencies in both periods. Our financial statements have been prepared on the assumption that the Company will continue as a going concern. We are seeking various types of additional funding such as issuance of additional common or preferred stock, additional lines of credit, or issuance of subordinated debentures or other forms of debt. The additional funding would alleviate our working capital deficiency and increase profitability. However, it is not possible to predict the success of management's efforts to achieve profitability or to secure additional funding.

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

Employees

As of March 31, 2013, we have employed a total of 4 people. No employees are covered by a collective bargaining agreement.

Results of Operations

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statement of Operations
for the three months ended March 31,
Un-Audited
	2013	2012

Sales	$ 7,838	$ -
Cost of Goods Sold	7,445	-
Gross Profit	393	-

General And Administrative	176,373	313,164
Net Profit / (Loss) From Operations	(175,980)	(313,164)

Other Income / (expense)	(13,193)	197,369
Impairment Expense	-	-
Interest Expense	(88,125)	(90,989)
Net Profit / (Loss) Before Income Taxes	(277,298)	(206,784)
Income Tax Expense	-	-
Net Profit / (Loss)	$ (277,298)	$ (206,784)

Revenues

Product Sales

For the three months ended March 31, 2013, we had $7,838 in sales revenue as compared to $0 in sales revenue for the three months ended March 31, 2012 due to sales of our organic soil amendment.

Cost of Sales

For the three months ended March 31, 2013, cost of product sales were $7,445 as compared to $0.00 in the same period in 2012 due to sales of our organic soil amendment for the three months ended March 31, 2012.

Operating Expenses

General and administrative expenses decreased by $136,791 for the three months ended March 31, 2012 compared to the same period in 2013, mainly due to the decrease in consulting, expenses associated with building our production facility in Castleberry, Alabama  and other general operating expenses in connection with our subsidiary GEC Organics.

Other Income (Expense)

We had other expense of ($13,193) for the three months ended March 31, 2013 compared to other income of $197,369 for the three months ended March 31, 2012 due to the loss on sale of equipment during three months ended March 31, 2013 compared to a gain we had recognized due to the forgiveness of debt with Market Connexxion for the same period in 2012. to the forgiveness of $96,325 of Principal and $101,807 in accrued interest.

Interest Expenses

Interest expense decreased by $2,864 for the three months ended March 31, 2013, as compared to the same period in 2012 due to the conversion of some of our outstanding debt to common stock shares.

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

Due to recurring operating losses and the Company's current working capital deficit, there is a need to obtain additional funding of working capital for the Company to operate as a going concern. The Company incurred operating losses of ($277,298) and ($206,708) for the three month periods ended March 31, 2013 and 2012, respectively.

The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Statements of Cash Flows
for the three months ended March 31,
	Unaudited	Unaudited
	2013	2012
Net cash provided (used) in operating activities	$ (19,645)	$ (246,743)
Net cash used in investing activities	(10,731)	(98,794)
Net cash provided by financing activities	36,500	(91,880)
Net increase (decrease) in cash	6,124	(437,417)
Cash beginning of the period	(3,452)	547,923
Cash end of the period	$ 2,672	$ 110,506

 Net cash used in operating activities for the three months ended March 31, 2013 decreased to $(19,645) from ($246,743) for the three months ended March 31, 2012 primarily due to decreased spending in the current period for the construction and development of our soil amendment production facility located in Castleberry, Alabama.

We had $(10,731) in cash used by investing activities for the three months ended March 31, 2013 compared to ($246,743) in the same period of 2012 primarily due to decreased investment in the current period for the construction and development of our soil amendment production facility located in Castleberry, Alabama.

Net cash provided by financing activities was $36,500 for the three months ended March 31, 2013 compared to net cash provided by financing activities of ($91,880) for the three months ended March 31, 2012 due to decrease in financings and advances from related parties.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2013 was conducted under the supervision and with the participation of our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective.

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

As of March 31, 2013, the Company is presently a party to legal proceeding as follows:

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K, as filed with the SEC on April 18, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2013, we issued the following securities without registration under the Securities Act of 1933. These shares were issued under the Section 4(2) exemption of the Securities Act:

On April 16, 2012, we entered into a convertible promissory note with Asher Enterprises, Inc., an unaffiliated third party, for a principal amount of $78,500. The promissory note has an interest rate of 8.00% per annum, a default interest rate of 22.00%, and matured on January 2, 2013. Asher Enterprises may elect to convert the note in shares of our common stock any time after six months from the date of the note at conversion rate equal to a 42.0% discount to the three lowest closing market prices for the 10 days preceding its election to convert. As a result we booked a beneficial conversion feature of $56,845. During the last quarter of 2012, conversions were made on October 17, 2012 and December 5, 2012, of 4,347,826 and 10,714,286 shares of common stock as recorded for the year end December 31, 2012. The Note holder elected to convert additional principal and interest and received 10,574,713 shares of the Company’s common stock on January 15, 2013.

Item 3.

 Defaults upon Senior Securities

Defaults upon Senior Securities as of March 31, 2013:

Note Holder	Principal Amount	Date of Note	Interest Rate	Default Interest Rate	Current Amount Due	Maturity Date	Note Default	Convertible	Beneficial Conversion
Riverside Corporation	$134,500	3/1/2005	7.00%	—	$188,749	4/28/2006	Yes	No	—
Un-affiliated 3rd party3rd party	$100,000	2/1/2006	10.00%	—	$141,446	12/31/2011	Yes	Yes	—
Un-affiliated 3rd party	$27,000	3/1/2006	7.00%	—	$36,931	12/31/2007	Yes	No	—
Former employee	$195,000	12/1/2006	8.00%	—	$308,500	2/1/2007	Yes	No	—
Former employee	$12,000	3/1/2007	0.00%	—	$12,000	11/15/2007	Yes	No	—
Monet Acquisition	$95,000	5/1/2007	10.00%	—	$150,777	4/25/2010	Yes	No	—
Un-affiliated 3rd party	$50,000	2/8/2008	12.00%	—	$70,000	12/31/2011	Yes	Common Stock at $.10	—
Un-affiliated 3rd party	$50,000	2/8/2008	12.00%	—	$90,500	12/31/2011	Yes	Common Stock at $.10	—
Un-affiliated 3rd party (settlement)	$100,000	9/1/2008	—%	—	$75,000	9/1/2008	Yes	No	—
Financial Indemnity Insurance	$107,500	2/1/2009	10.00%	—	$151,973	8/9/2010	Yes	2,150,000 shares of Series A Preferred Stock held as collateral	—
Un-affiliated 3rd party	$33,000	10/26/2009	8.00%	—	$42,730	N/A	Yes	No	—
Un-affiliated 3rd party	$200,000	12/15/2010	8.00%	—	$236,701	8/19/2011	Yes	Common Stock	20% discount to market price
Asher Enterprises, Inc.	$78,500	4/16/2012	8.00%	22.00%	$49,482	1/16/2013	Yes*	Converted into 10,574,713 shares of Common Stock	42% discount to market price
TOTAL				$1,554,789

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

 Title

      Date

/s/ Peter D. Ubaldi

Chief Executive Officer & President

May 20, 2013

_______________________

Peter D. Ubaldi

/s/ Peter D. Ubaldi

Principal Financial Officer

May 20, 2013

_______________________

Peter D. Ubaldi

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2013 (are numbered in accordance with Item 601 of Regulation S-K).

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