Form 10-Q/A
period 2013-06-30
Global Ecology Corp
filed 2013-08-26
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1 )

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

GLOBAL ECOLOGY CORPORATION

(A Nevada Corporation)

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2013, which was filed with the Securities and Exchange Commission on August 19, 2013 (the “Original10-Q”), is being filed to revise the unaudited balance sheet as of June 30, 2013 and December 31, 2012, in Part I, Item 1 of the Original 10-Q, to correct errors that occurred in the EDGAR conversion of our word document that resulted the deletion of the line item “cash and cash equivalents” of the balance sheet.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), unaudited balance sheet as of June 30, 2013 and December 31, 2012, in Part I, Item 1 of the Original 10-Q has been added to this Amendment No. 1 in its entirety reflect the missing line item “cash and cash equivalents and Part II, Item 6 of the Original 10-Q has been amended and restated in its entirety, solely to include as exhibits the certifications under Exchange Act Rule 13a-14(a) required to be filed with this Amendment No. 1. This Amendment No. 1 does not amend or otherwise update any other information in the Original 10-Q.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q and with our filings with the Securities and Exchange Commission subsequent to the Original 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL ECOLOGY CORPORATION
Condensed Consolidated Balance Sheet
as of
	Un-Audited
	June 30,	December 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$ (767)	$ (3,452)
Accounts receivable – trade	2,500	-
Inventories	33,355	37,403
Total current assets	35,088	33,951

Property, plant and equipment, net of accumulated depreciation	304,230	366,325
Capitalized software, net of accumulated amortization	-	-
Other intangible assets	21,500	21,500
Deposits	15,000	15,000
Investment in joint venture	780,000	780,000
Reserve for impairment of Investment in joint venture	(780,000)	(780,000)
Total Assets	$ 375,818	$ 436,776

Liabilities and Shareholders' Deficit
Accounts payable and accrued liabilities	$ 1,271,460	$ 1,081,452
Accounts payable and accrued liabilities to related parties	551,903	368,530
Notes payable and advances related parties	830,629	848,941
Notes payable	1,533,947	1,463,047
Total current liabilities	4,187,939	3,761,970

Long term notes payable, net of current portion	1,500,000	1,500,000
Total Liabilities	5,687,939	5,261,970

Shareholders' Deficit:
Series A cumulative convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,150,000 issued and outstanding	2,150	2,150
Series B cumulative convertible preferred stock, no par value, 5% non-cumulative; liquidation preference of $14.64 per share; 2,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, par value $.001; 500,000,000 shares authorized, 469,714,296 and 3,95,769,546 shares issued and outstanding, respectively'	499,901	489,326
Additional paid-in-capital	26,738,835	26,740,210
Accumulated deficit	(32,090,188)	(31,594,061)
Less treasury at cost, 1,817,000 shares	(462,819)	(462,819)
Total shareholders’ deficit	(5,312,121)	(4,825,194)
Total liabilities and shareholders’ deficit	$ 375,818	$ 436,776

Item 6.  Exhibits

The exhibit listed on the Exhibit Index (following the signatures section of this Quarterly Report on

Form 10-Q/A are included, or incorporated by reference, in this Quarterly Report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature

 Title

      Date

/s/ Peter D. Ubaldi

Chief Executive Officer & President

August 23, 2013

_______________________

Peter D. Ubaldi

/s/ Peter D. Ubaldi

Principal Financial Officer

August 23, 2013

_______________________

Peter D. Ubaldi

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q/A for the period ended June 30, 2013 (are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT

NUMBER                                         DESCRIPTION

2.1 Acquisition Agreement (included as Exhibit 2.1 to our Current Report on Form 8-K filed August 31, 1993 and incorporated herein by reference)

3.1 Amendments of Articles of Incorporation (included as Exhibit C to our Form 14C DEF filed February 7, 2006 and incorporated herein by reference)

3.2 Amendment of Articles of Incorporation (included as Exhibit 3.1 to our Current Report on Form 8-K filed November 3, 2009 and incorporated herein by reference)

31.1† Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** XBRL Instance Document

101.SCH** XBRL Taxonomy Extension Schema Document

101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definition Linkbase Document

________________________

† Filed herewith

*Furnished herewith

** Exhibit filed with the original Form 10-Q