Form 10-Q/A
period 2013-09-30
Global Ecology Corp
filed 2014-03-18
CIK 790066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

                            ☐ Yes ☑ No

    As of March 3, 2014 there were 499,900,351 shares of common stock of Global Ecology Corporation outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Amended 10-Q”), amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission (“SEC”) on November 20, 2013 (the “Original 10-Q”). This Amended 10-Q amends the Original 10-Q solely to furnish Exhibit 101 to the Original 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Original 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Original 10-Q; however, due to the passage of time since the filing of the Original 10-Q, the entire Original 10-Q has been refiled with Exhibit 101. The Original 10-Q speaks as of the original filing date of our Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 20, 2013, does not reflect events occurring after the filing of the Original 10-Q, and does not modify or update in any way disclosures made in the Original 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

We have reviewed the accompanying balance sheet of Global Ecology Corporation as of September 30, 2013 and the related statements of operations and cash flows for the three and nine month periods ended September 30, 2013. These financial statements are the responsibility of the Company’s management.

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

March [__], 2014

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

GEC Organics Corporation

On October 25, 2011, we received the last tranche of the funding necessary to begin the construction process on our first domestic organic soil amendment site in Castleberry, Alabama. The location, which encompasses nearly 70 acres, will be one of the largest of its kind in the U.S.  Though our subsidiary GEC Organics Corp., we produce our proprietary compost product at our 70-acre facility located in the Town of Castleberry, Alabama.  Our proprietary compost product is designed to greatly enhance crop yield and turf growth while continuing to maintain soil integrity. The highly nutritious compost is made from chicken waste blended with green waste and enhanced with GEC's own microbial formula.  When fully operational, the Castleberry, Alabama site will be able to produce up to 10,000 tons of OAS1000 solid compost and in excess of 20,000 gallons of OSACT1000 Compost Tea each month.

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

In addition, we have initiated the process to register and sell our carbon credits produced at our Alabama facility and future locations.  We have registered our process with two registries; VCS (Verified Carbon Standard) and CAR (Climate Action Reserve).  We have developed our Project Design Document and are now in the Validation and Verification phase.     We have arranged for the needed financing to put the plan in place which will include: working capital for GECO, due-diligence, filings, legal expense, and agency approvals when needed. As of June 30, 2013, we had begun limited production, marketing and sale of our organic soil amendment.   The carbon credit program will open up new opportunities by generating substantial capital but we can provide no assurance that our product will  r receive approval for the carbon credit program in order for us recognize a return on our investment.

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

Clean Tower Technologies, Inc.

In January of 2011, we formed a wholly subsidiary, CleanTower Technologies, Inc., for the purpose of developing a market for our licensed environmentally safe chemical IMS1000. The solution is produced under a private label arrangement with our Canadian supplier, Ocion Corporation, formerly EnvirEau Technologies, Inc. This new company will eventually include a number of affiliates with industry experience to help us build the operation. As of September 30, 2013 there has been no activity to report.

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

Furniture and fixtures

3 to 7 years

Equipment

7 to 10 years

Leasehold improvements

7 to 10 years

The principal executive office of the Company is located at 96 Park Street, Montclair, New Jersey 07042 75254. Approximately 1,000 square feet of leased premises are at this location. The rent is approximately $13,000 per year. The lease expires in January 2014.  We also lease 70 acres associated with our production facilities in Castleberry, Alabama.  The rent is approximately $60,000 per year. We had property, plant and equipment, net of depreciation of $304,230 for the nine months ended September, 2013, compared to $366,325 as of December 31, 2012 which was due to our leasehold interest and the purchase of equipment for our plant in Alabama used to produce our soil amendment.

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

8. Other Intangible Assets

On June 6, 2008, we acquired a mobile water purification plant and computerized ballast water distribution system from Robert Elfstrom. We agreed to purchase these assets in consideration for 1,000,000 shares of the Company’s common stock to be issued as follows: 100,000 shares upon the execution of the Bill of Sale and the remaining balance of shares to be issued in increments of 300,000 shares each time we accumulate net revenues of $2,000,000 from the utilization of the technology. We initially recorded the asset at the fair value of the full 1,000,000 shares at the date of the sale, which was $215,000, and recorded a liability for the remaining 900,000 shares to be issued.  As of September 30, 2013, no revenues had been generated from this technology and thus no additional shares will be issued and all agreements with Mr. Elfstrom have been terminated.  We have retained all rights, title and interest in the Mobile Pure Water System (“MPWS”) and a new manufacturer has been engage to produce the MPWS as needed.

9.   Notes Payable to Related Parties

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

10.  Notes Payable

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

11.  Defaults of Notes Payable

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

12. Related Party Transactions

Related Party Notes Payable as of September 30, 2013:

Note Holder	Principal Amount	Date of Note	Interest Rate	Default Interest Rate	Current Amount Due	Maturity Date	Note Default	Convertible & Beneficial Conversion
Peter Ubaldi, CEO	$634,026	12/31/2013	10.00%	—	$661,275	none	No	none
Joseph Battiato, Director	$270,678	12/31/2011	10.00%	—	$318,047	none	No	none

13.  Stock Plans

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

14. Stock Transactions

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

15.  Commitments and Contingencies

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

16.  Legal Proceedings

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

In addition to the matter described above, we are involved in various legal actions and claims from time to time, which arise in the normal course of business

17.  Subsequent Events

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

GEC Organics Corporation

On October 25, 2011, we received the last tranche of the funding necessary to begin the construction process on our first domestic organic soil amendment site in Castleberry, Alabama. The location, which encompasses nearly 70 acres, will be one of the largest of its kind in the U.S.  Though our subsidiary GEC Organics Corp., we produce our proprietary compost product at our 70-acre facility located in the Town of Castleberry, Alabama.  Our proprietary compost product is designed to greatly enhance crop yield and turf growth while continuing to maintain soil integrity. The highly nutritious compost is made from chicken waste blended with green waste and enhanced with GEC's own microbial formula.  When fully operational, the Castleberry, Alabama site will be able to produce up to 10,000 tons of OAS1000 solid compost and in excess of 20,000 gallons of OSACT1000 Compost Tea each month.

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

In addition, we have initiated the process to register and sell our carbon credits produced at our Alabama facility and future locations.  We have registered our process with two registries; VCS (Verified Carbon Standard) and CAR (Climate Action Reserve).  We have developed our Project Design Document and are now in the Validation and Verification phase.     We have arranged for the needed financing to put the plan in place which will include: working capital for GECO, due-diligence, filings, legal expense, and agency approvals when needed. As of June 30, 2013, we had begun limited production, marketing and sale of our organic soil amendment.   The carbon credit program will open up new opportunities by generating substantial capital but we can provide no assurance that our product will  r receive approval for the carbon credit program in order for us recognize a return on our investment.

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

Clean Tower Technologies, Inc.

In January of 2011, we formed a wholly subsidiary, CleanTower Technologies, Inc., for the purpose of developing a market for our licensed environmentally safe chemical IMS1000. The solution is produced under a private label arrangement with our Canadian supplier, Ocion Corporation, formerly EnvirEau Technologies, Inc. This new company will eventually include a number of affiliates with industry experience to help us build the operation. As of September 30, 2013 there has been no activity to report.

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

Employees

As of September 30, 2013, we have employed a total of 7 people. No employees are covered by a collective bargaining agreement.

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

 Title

      Date

/s/ Peter D. Ubaldi

Chief Executive Officer & President

March 7, 2014

_______________________

Peter D. Ubaldi

/s/ Peter D. Ubaldi

Principal Financial Officer

March 7, 2014

_______________________

Peter D. Ubaldi

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 (are numbered in accordance with Item 601 of Regulation S-K).

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